Form 10-K405/A
period 1998-12-31
KNOLOGY INC
filed 1999-12-08
CIK 1096788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                       COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     58-2203141
-------------------------------------------         ---------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

          KNOLOGY HOLDINGS, INC.
         1241 O.G. SKINNER DRIVE
           WEST POINT, GEORGIA                                  31833
-------------------------------------------         ---------------------------
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (706) 645-8553

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X*   No
                                     -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

         As of February 28, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.

-----------------------

* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our annual report on Form 10-K for the year ended December 31, 1998 to make conforming changes.

     This Form 10-K/A presents information relating to our 1998 fiscal year and does not include any updated information or discuss any recent developments occurring after the original filing of our 1998 Form 10-K in March 1999.




                                      (i)

                               TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
PART I

      ITEM 1.   BUSINESS ..........................................................          1
      ITEM 2.   PROPERTIES.........................................................         35
      ITEM 3.   LEGAL PROCEEDINGS..................................................         36
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................         36

PART II

      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS...............................................         37
      ITEM 6.   SELECTED FINANCIAL DATA............................................         39
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...............................         41
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................         45
      ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING FINANCIAL DISCLOSURE...................................         45

PART III

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................         45
      ITEM 11.  EXECUTIVE COMPENSATION.............................................         49
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT....................................................         53
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................         54

PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K...............................................         56

SIGNATURES.........................................................................         62

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................................        F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
      SCHEDULES....................................................................        S-1



                                      (ii)

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR. UNLESS OTHERWISE INDICATED, DOLLAR AMOUNTS OVER $1 MILLION HAVE BEEN ROUNDED TO ONE DECIMAL PLACE AND DOLLAR AMOUNTS LESS THAN $1 MILLION HAVE BEEN ROUNDED TO THE NEAREST THOUSAND.



                                     PART I

ITEM 1.  BUSINESS

         We were formed in November 1995. ITC Holding, a diversified telecommunications company, owns 85% of our stock. We receive services from and/or provide services to various companies that may be deemed related parties, including Interstate Telephone Company, Valley Telephone Company, InterCall, Inc., MindSpring Enterprises, Inc. and ITCDeltaDeltaCom, Inc. These relationships and services are described in detail under the caption "Certain Relationships and Related Transactions." We believe that the transactions with these companies and others that may be deemed related parties are representative of arms-length transactions.

         We currently offer our residential and business customers broadband communication services, including:

         - Video. We offer traditional cable television and digital cable television services. Digital cable uses advanced technology to deliver many more channels over the same amount of transmission capacity.

         -        Telephone. We offer local and long distance telephone service.

         - Internet. We offer high-speed connections to the Internet using cable modems.

Our customers have the choice of receiving these services individually or as part of a bundle of services. In addition, we sell access to our network and provide various network-related services to other telecommunications companies, such as long distance telephone companies and Internet service providers.

         We provide all of these services using high-speed broadband networks that are two-way interactive. Broadband networks are high-capacity, which means they can handle large volumes of voice, video and data. Two-way interactive networks give customers the ability to send and receive signals at the same time. Two-way interactive networks are required for telephone service and provide for higher speed Internet connections than traditional one-way networks. It is important to our strategy to provide bundled high-speed communications services that our networks are broadband and two-way interactive.

         For the year ended December 31, 1998, video, telephone and high-speed Internet services and other revenue accounted for 86.1%, 12.8%, and 1.1%, respectively, of consolidated revenue. Other revenue consisted principally of revenue from broadband carrier services and video production services.

         We own, operate and manage interactive broadband networks in five metropolitan areas: Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina. In addition, we provide traditional and digital cable television services in Huntsville, Alabama. Our Huntsville facilities are being upgraded to provide local and long distance telephone and high-speed Internet access services. We plan to expand to additional mid-sized cities in the southeastern United States.

         We launched our services in these areas as follows:

         - We began offering all of our bundled services in Montgomery and Columbus in 1995. The previous owner offered cable television service in these markets prior to 1995.

         - We began offering all of our bundled services in Panama City in 1997. The previous owner offered cable television service in the market prior to 1997.

         - We began offering cable television service in Huntsville in 1998. The previous owner offered cable television service in the market prior to 1998.

         See the text under the caption above "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of the acquisition and/or the development of these networks.

         Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for local telephone, cable programming and Internet access, rather than the total number of customers. As of December 31, 1998, we had approximately 84,117 revenue generating service connections.

                                                                          AS OF DECEMBER 31,
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------
Connections (1)
  Video.....................................................              37,716      77,744
  Telephone.................................................                 129       5,615
  Internet..................................................                 113         758
                                                                        --------    --------

Total Connections...........................................              37,958      84,117
                                                                        ========    ========
Marketable Homes Passed (2).................................             125,823     232,202
                                                                        ========    ========
Video Penetration (3).......................................                30.0%       33.5%
                                                                        ========    ========

(1) Connections represent revenue generating connections. For video and high-speed internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.

(2) Marketable homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by our cable television distribution network.

(3) Video penetration represents video connections as a percentage of marketable home passed.

         All of our network has the ability to provide broadband communications services except for our network located in Huntsville, Alabama, which is currently being upgraded. We expect that the Huntsville upgrade will be complete in 2001.

OUR STRATEGY

         We have developed the following strategy for the implementation and operation of business:

- Build and Operate Reliable Interactive Broadband Networks. By designing, constructing and operating our own high-capacity, interactive broadband networks, we can provide our residential and business customers a wide range of high-quality broadband communications services. We believe that this gives us a competitive advantage over cable, telephone and wireless systems that do not have the capability to provide a wide range of communication services.

         We also believe that our high-capacity networks, which are substantially protected by redundant paths, give us a quality and reliability advantage over other and lower-capacity cable systems that do not have significant redundant paths. Redundant paths increase reliability by providing an alternate route for signals to travel if network problems arise. In addition, we use a specially designed powering system, which is backed up at various points along our network by a generator and uninterruptable power source. This allows service to continue in case of a power outage. We can monitor our network 24 hours per day, seven days per week, at our network operations center.

- Provide Bundled Offerings. We believe that by bundling video, voice and data communications services we can distinguish ourselves from our competition. We believe that the cost savings on a bundle of services and the advantages of one-stop shopping will be attractive to new customers, particularly since most of our prospective customers presently buy services from multiple sources. We also believe that customers will be less likely to switch should competitors offer lower prices on individual services because of the cost savings associated with purchasing a bundle of services from us. The ability to realize an overall profit on a bundle of services should give us greater pricing flexibility.

- Be First To Market Multiple Broadband Communications Services. We believe that we are the first providers of a bundled video, voice and data broadband services package in Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville. We intend to be the first to offer a similar services package in each new market that we enter. We want to capitalize on our position as a new communications company that brings competition and choice to cities. We believe that many companies may seek to provide bundled communications services over the next several years. We expect that later entrants in a market will have greater difficulty making a profit. In addition, constructing networks uses space on various rights of way, which may be limited or more expensive for later entrants.

- Expand To Additional Markets. We intend to expand to additional mid-sized cities in the southeastern United States. Although we have not definitively decided upon particular cities for expansion, we plan to target cities:

         - that have enough people to permit a network plant to serve an average of 70 homes per mile;

         -        that generally have populations of at least 100,000; and

         - in which we believe we can capture a substantial number of cable television customers and can be the leading provider of bundled communications services.

- We believe that such cities will support a broadband communications services business and that most of the large cable companies and other service providers currently are focusing primarily on larger metropolitan areas.

- Focus On The Customer. We believe the quality and responsiveness of our customer service differentiates us from our competitors. Our customer service representatives in each market handle customer-related functions 24 hours a day. We also monitor our networks 24 hours a day, seven days a week.

- Broadband Carrier Services Strategy. We use extra, unused capacity on our networks to develop and offer wholesale services to local and long distance telephone companies, Internet services providers and other integrated services providers. Our entry into a local market with a newly constructed high-capacity network offers other service providers a reliable and cost competitive alternative to telephone services provided by the incumbent local phone company. We believe that we have a competitive advantage due to the high-quality of our networks and the fact that it passes substantially every home and business in our service area.


INDUSTRY STRUCTURE AND TECHNOLOGY

         General

         As a result of the Telecommunications Act of 1996, cable television companies may provide telephone service and vice versa, local telephone companies may provide long distance service and vice versa, and all may provide numerous ancillary services. Municipalities must grant cable television franchises to qualified applicants. This change in the regulatory landscape, along with the substantial growth in use of the Internet, has led to a rush by communications companies and others such as power companies to provide a full range of voice, video and data communications services to consumers. Although the process of building broadband networks and expanding to other services has begun, we believe that most of the large cable companies and other service providers will initially focus primarily on major metropolitan areas.

         Communications Technologies And Services

         We have set forth below a brief description of the current communications industry structure and the technology generally used by each system, including hurdles that providers face in offering new services.

         Cable Television. Cable television systems generally consist of coaxial cable, which carries signals via radio frequency, and/or fiber optic cable, which carries signals via light waves generated by a laser. The cable runs through the air attached to poles or underground past the homes in a service area, connecting to each house individually through a cable connection box located outside of the house. Subscriber homes have internal wiring running from the cable connection box to one or more boxes into which users connect television sets and set-top terminals used for special services, descrambling, pay-per-view and other features. Traditional coaxial cable networks have numerous amplifiers located along the network to restore the strength of the signal, which diminishes as it travels. Amplifiers produce interference or noise which increases as the number of amplifiers increases. Fiber optic networks do not use amplifiers since their larger lasers send signals further so they do not need amplifying.

         The number of channels or features that a cable system can offer varies with the capacity of the cable network and the electronic equipment that compresses and amplifies the signal. Additional equipment may compensate for a lower-capacity network, but too much equipment results in noise or interference, leading to a lower-quality signal. Many traditional cable companies have sought to increase capacity through the use of additional equipment, and customers have experienced increased interference.

         Many cable television systems use one-way noninteractive cable, and accordingly do not have the ability to provide telephone service, which requires a two-way interactive cable. Several cable companies, including large cable companies, offer high-speed data transmission and provide Internet access using cable modems which are one-way noninteractive. However, such service generally cannot deliver high-speed performance until the cable has been upgraded to increase capacity and add two-way interactivity.

         Wireless Cable. Wireless cable technology allows the transmission of television, high-speed computer data, and facsimile transmissions via microwave frequencies. Wireless cable has been used to serve primarily rural areas where laying traditional cable is not economically feasible. The wireless cable system sends signals from a centrally located facility equipped with transmitters, antennas, satellite dishes and scrambling and descrambling equipment to subscribers with rooftop antennas and the necessary converters.

         Because wireless cable signals use microwaves, they require line-of-sight transmission from the central source to the subscribers. Obstructions such as large buildings, trees and uneven terrain can interfere with reception, although signal repeaters that receive and re-transmit signals to avoid obstructions alleviate these shortcomings.

         Other Satellite Technologies. Satellite television companies provide satellite transmission of video and audio services directly to the customer's home. Such satellite transmission requires hardware and software to receive and decrypt satellite television programming. Satellite broadcasting does not require ground construction to install, maintain or upgrade services. Rather, the programming is transmitted from a ground station to the subscriber using a communications satellite. A subscriber must purchase or lease a satellite dish to receive signals and a receiver system to process and descramble signals for television viewing. Echostar and DirecTV provide direct broadcast satellite services using high-power communications satellites and small dish receivers. These systems generally offer more channels than cable systems.

         Currently small satellite dishes are not two-way interactive, and therefore are not suitable for telephone or Internet services. Residential systems use telephone lines to transmit to the Internet and satellite transmission for reception from the Internet. This approach still has dial-up delays, but it has many of the same advantages as Internet access over a broadband network. However, satellite transmission may cause an echo during voice transmissions due to the long distance to and from the satellite.

         Traditional Landline Telephone. Traditional telephone service is provided by local landline telephone systems consisting of a network of switches, transmission facilities between switches, and connections between customer premises and a local switch. Switches are devices that direct voice and data traffic. A switch looks at incoming voice or data to determine its destination and routes the traffic accordingly. A call can be routed by the local switch directly to the called party if that party is served by the same switch, to another local or toll switch for delivery to the called party, or through one or more switches of a long distance carrier to a more distant local switch for ultimate delivery to the called party. The transmission facilities connecting switches are comprised primarily of high-capacity fiber optic cables. Customer premises usually consist of copper wire lines that run through the air or underground to each of the premises served. They generally carry analog transmissions and have relatively low transmission capacity, sufficient to carry only one two-way voice conversation.

         Capacity can be expanded by advanced techniques such as integrated services digital network or ISDN, which permits voice and data transmissions to occur simultaneously and can support some level of video teleconferencing. However, local connections, even with integrated services digital network, generally do not have sufficient capacity for large-scale provision of video services.

         Digital subscriber line or DSL uses transmission equipment placed at the customer premises and at the central office to increase transmission speeds on copper wire local connections. Widespread deployment of digital subscriber line technology is limited by the length and gauge of the copper wire connections plus the use of extenders.

         Wireless Telephones. Wireless telephone technology, which includes cellular and a technology commonly called PCS, is based upon the division of a given market area into a number of smaller geographic areas, or cells. Each cell has a base station or cell site, which is a physical location equipped with transmitter-receivers and other equipment that communicate by radio signal with wireless telephones located within range of the cell. Cells generally have an operating range from two to 25 miles. Each cell site connects to a mobile telephone switch, which in turn connects to the local landline telephone network. When a subscriber in a particular cell dials a number, the wireless telephone sends the call by radio signal to the cell site, which then sends it to the mobile switch. The mobile switch completes the call by connecting it with the landline telephone network or another wireless telephone unit. Incoming calls are received by the mobile switch, which instructs the appropriate cell to complete the communications link by radio signal between the cell site and the wireless telephone. Like local landline telephone networks, wireless telephony technologies generally do not have sufficient capacity for large scale provision of video and data services, although some new higher-capacity technologies may become available in the near future that support a wider range of services.

         Internet Access. Most Internet access takes place over telephone lines using computer modems. This form of transmission works well for smaller amounts of data, but telephone lines generally cannot handle large volumes of information, multimedia applications or high-speed data transmissions. This often results in lengthy delays. Also, Internet service providers have limited numbers of ports available for customers to dial in to the Internet, and their customers may experience difficulties obtaining access to the Internet or may be disconnected if activity is too limited. High-speed cable modems used over traditional one-way noninteractive cable networks permit high-speed broadband reception from the Internet, but require communications from the user to the Internet to be over telephone lines.

OUR INTERACTIVE BROADBAND NETWORKS

         Our interactive broadband networks are:

         -        high-speed,

         -        high-capacity,

         - two-way interactive, which means that the customers have the ability to send and receive signals at the same time; and

         - hybrid fiber-coaxial networks, which means that the network is made up of a combination of high-capacity fiber-optic cables and traditional coaxial cables.

         Our hybrid fiber-coaxial network is designed using redundant fiber-optic cables. Redundant cables increase reliability by providing an alternate route for signals to travel if network problems arise. By comparison, most traditional cable television systems do not have significant redundant cables. In addition, we provide power to our system from locations along the network called hub sites, each of which is equipped with a generator and uninterruptable power source battery back-ups to allow service to continue in a power outage.

         Our interactive broadband networks can support numerous channels of basic and premium cable television services, telephone services, Internet access and other broadband communications services. Our networks have extra capacity, so we can add new services as content and technology become available.

         We offer local telephone service over these networks in much the same way local phone companies provide service. We provide dial tone service and install a network interface box outside a customer's home. We may add wiring inside the premises as well. We can offer multiple lines of telephone service. Our networks interconnect with those of other local phone companies through a nine-state interconnection agreement with BellSouth Telecommunications, Inc. We provide long distance service using leased facilities from Business Telecom, Inc. and other telecommunications service providers. Business Telecom and ITCDeltaDeltaCom provide leased facilities and other services which allow us to offer long distance services to our customers. In addition to granting access to their network facilities, Business Telecom and ITCDeltaDeltaCom provide call switching services and operator and directory assistance. We have a minimum purchase commitment of $50,000 with Business Telecom which we have always met or surpassed. We do not have a minimum purchase commitment with ITCDeltaDeltaCom.

         We provide high-speed Internet access services using high-speed cable modems in much the same way customers currently receive Internet services over modems linked to the local telephone network. The cable modems we presently use are typically 50 times faster than regular phone dial-up modems. Our customer's cable line with cable modem connects directly into the Internet. The Internet connection is always active and there is no need to dial up for access to the Internet or wait to connect through a port leased by an Internet service provider.

         ITCDeltaDeltaCom provides us with the technical Internet services that allow us to offer Internet access to our customers. ITCDeltaDeltaCom is an affiliate of our company and of ITC Holding. We believe that the terms of our agreements with ITCDeltaDeltaCom are comparable to what we could obtain for similar services from an unaffiliated company.

         Since the cable equipment industry is a consolidated industry, there are relatively few manufacturers of cable equipment. We purchase digital cable equipment primarily from one supplier. If this supplier is unable to meet our needs and we are unable to identify an alternate source of cable equipment, our ability to expand into some new markets may be impaired.

OUR BROADBAND COMMUNICATIONS SERVICES

         Cable Television. We offer our customers three types of cable television services: expanded basic, premium, and digital. Customers generally pay fixed monthly fees for cable programming and premium television services, which constitute our principal sources of revenue.

         Most customers choose to subscribe to expanded basic cable service. We call this service expanded basic because it includes many more channels than traditional basic cable service. Our expanded basic cable service consists of approximately 65-75 channels of programming, including:

         -        television signals from local broadcast stations;

         -        television signals from so-called super stations such as WGN
                  (Chicago);

         - numerous satellite-delivered non-broadcast channels such as CNN, MTV, ESPN, The Discovery Channel and Nickelodeon;

         - displays of information featuring news, weather, stock and financial market reports; and

         -        public, government and educational access channels.

         We offer a variety of premium services for an extra monthly charge. Premium services include channels with feature motion pictures such as HBO, Showtime and Cinemax or other special channels. We also provide our customers:

         - access to additional channels offering pay-per-view feature movies, live and taped sports events, concerts and other special features which involve a charge for each viewing;

         -        access to home shopping networks; and

         -        specialty services such as digital audio service.

         Programming for our cable television systems comes from over 70 national and local television networks. Since January 1, 1996, our arrangements with many of these networks, constituting approximately 60% of our channels, have been obtained through our association with the National Cable Television Cooperative, Inc. The National Cable Television Cooperative obtains programming rates from most major networks, which rates are made available to us as a member of the cooperative. By obtaining programming rates through the cooperative, we benefit from volume discounts not otherwise available to us which more than offset the annual fees we pay to be a member of the cooperative. In addition, the cooperative handles our contracting and billing arrangements with the networks. Although we can terminate our membership in the cooperative at any time, we plan to continue our membership for the foreseeable future.

         We began offering digital video service in November 1998. Digital cable uses compression technology to significantly increase the number of television channels. Digital technology converts signals into a digital format and compresses many such signals into the space normally occupied by one signal. At the home, a set-top video terminal converts the digital signal back into channels that can be viewed on a normal television set. We added digital video as an additional service without reducing the current number of basic channels. Digital technology also permits us to offer near video-on-demand, which include movies or other programs that commence in frequent intervals, to customers for a fee per viewing basis.

         Telephone. Our telephone service includes residential and small business local and long distance telephone services. Our customers pay a fixed monthly rate for all local calling. Customers may elect to receive call waiting, call forwarding, voice mail and other value-added services, which generally involve an additional fixed charge per month per telephone line. We generally price our services at rates comparable to those of our competitors, although typically our value-added services are less expensive than those of our competition. We offer all of our cable television services customers a discount on telephone service. Our long distance service offers features and prices comparable to those of our competitors.

         Internet Services. Our high-speed data service offers customers high-speed connections to the Internet using cable modems. The Internet connection using a cable modem is always active, so our customers do not have to dial in and wait for access. Since a customer's service is offered over the existing connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. We charge a fixed monthly fee for connection to the Internet. We offer discounts on our high-speed Internet service to customers who also purchase our cable television service or telephone service.

         Broadband Carrier Services. We use extra, unused capacity on our networks to offer wholesale services to other local and long distance telephone companies, Internet services providers and other integrated services providers. We call these services our "broadband carrier services." We believe our newly constructed interactive broadband networks offer other service providers a reliable and cost competitive alternative to telephone services provided by the incumbent local telephone company.

         We sell access to our network to long distance telephone companies for interstate and intrastate long distance phone calls to and from our customers. We sell access to our network to connect local telephone companies to small business customers. We offer traditional special access and local private line services through our network by providing high capacity connections to medium and large commercial users, local telephone companies and other carriers throughout a metropolitan service area. Special access lines are dedicated lines that connect customers directly to a long distance carrier. Private lines are dedicated lines linking a customer location to one or more other customer locations.

         We provide services to Internet service providers which allows them to expand into areas where our network is located. In August 1998, we entered into an agreement with MindSpring Enterprises, Inc., a large Internet service provider in which ITC Holding is a large stockholder, which allows MindSpring to offer high-speed Internet access to its customers in Montgomery, Alabama using our network.

         Future Broadband Communications Services. We believe that our interactive broadband networks may enable us to provide additional broadband services in the future, including:

         - Interactive energy management services in partnership with power companies, which allow customers to monitor energy usage and cost online;

         - Security services, including closed-circuit television security monitoring and alarm systems;

         - Voice transmission using the Internet, which integrates traditional telephone functions with Internet-based technology; and

         - High-speed, high-capacity transmission of data using advanced transfer protocols, such as the asynchronous transfer mode method of transmission.

MARKETS AND SUBSCRIBERS

         Current Markets

Our interactive broadband networks currently serve:

         -        Montgomery, Alabama;

         -        Columbus, Georgia;

         -        Augusta, Georgia;

         -        Charleston, South Carolina; and

         -        Panama City, Florida.

                  We provide video, telephone and Internet services over a broadband network in these cities. We also provide cable television services in the Huntsville, Alabama area, and we are in the process of upgrading the Huntsville network to an interactive broadband network to provide telephone and Internet services.


         We believe that our ability to increase and maintain our subscribers has been due largely to:

         -        our commitment to customer service;

         -        the number of channels we offer; and

         - our reliability and quality of the picture and sound over our networks.

         New Markets

         We plan to expand to additional mid-sized cities in the southeastern United States. Although we have not definitively decided upon particular cities for expansion, we plan to target cities:

         - large enough to support a network plant to service an average of 70 homes per mile;

         -        with populations generally of at least 100,000; and

         - in which we believe we can attract a significant portion of the cable television customers and can become the leading provider of bundled communications services.

NETWORK CONSTRUCTION AND OPERATIONS

         Network Construction

         We use contractors for the construction of our networks, including both the laying of underground cable and attaching aerial cable to utility poles. We serve as the manager of the construction process, directing and supervising the various construction crews. We have 59 employees dedicated to monitoring and facilitating the construction of our networks, including a Vice President of Construction. Our approach to construction reflects our commitment to customer service. We notify potential customers before commencing underground construction and restore any damaged property. Based on past experience, we believe the construction of a new network in a new market will take approximately three years.

         Network Operations and Maintenance

         Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband networks. We operate a network operations center in West Point, Georgia, and we monitor our networks 24 hours a day, seven days a week. Our technicians perform maintenance and repair of the network on an ongoing basis. We maintain the quality of our networks to minimize service interruptions and extend the networks' operational life.

         Franchises

         Cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as:

         - time limitations on commencement and completion of system construction;

         -        customer service standards;

         -        minimum number of channels; and

         - the provision of free service to schools and certain other public institutions.

We believe that the conditions in our franchises are fairly typical. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. Our franchises generally have ten to fifteen year terms, and we expect our franchises to be renewed before or upon expiration by the relevant franchising authority.

         Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the government agencies. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the "fair market value" of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals. The following table lists our franchises by location, term and expiration date.

                          LOCATION                                 TERM          EXPIRATION DATE
                          --------                                 ----          ---------------
SOUTH CAROLINA
Charleston..................................................        15                 4/28/2013
North Charleston............................................        15                 6/12/2013
Charleston County...........................................        15                12/15/2013
Mount Pleasant..............................................        15                12/15/2013
Hanahan.....................................................        15                 12/8/2013
Summerville.................................................        15                 2/10/2014
Lincolnville................................................        15                 12/2/2013
Goose Creek.................................................        15                11/11/2013
Berkeley County.............................................        15                 7/20/2013
GEORGIA
Augusta/Richmond County.....................................        15                 1/20/2013
Columbia County.............................................        11                 11/1/2009
Columbus Renewal............................................        10                 3/16/2009

FLORIDA
Panama City.................................................        18                 3/10/2016
Bay County..................................................         8                  1/5/2006
Lynn Haven..................................................        18                 5/12/2016
City of Callaway............................................        10                 9/28/2009
Cedar Grove.................................................        15                  6/9/2013

ALABAMA
Prattville..................................................        15                  7/7/2013
Maxwell AFB.................................................         4                 9/30/2003
Autauga County..............................................        15                10/15/2013
Montgomery..................................................        10                  3/6/2005
Huntsville..................................................         2(1)               3/7/2001
Madison.....................................................         8(1)             10/22/2006
Madison County..............................................        11(1)             11/20/2009
Redstone Arsenal............................................         *                         *
Limestone County............................................         6                  5/7/2005

---------------

(1) This number represents the number of years left under the franchise when we acquired the franchise in the 1998 Cable Alabama acquisition.

 * We are operating in this market under a letter agreement while our franchise application is pending.


         The Cable Communications Policy Act of 1984 also prohibits franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area. This simplifies the application process for our obtaining a new franchise. This process usually takes about 6-9 months. While this makes it easier for us to enter new markets, it also makes it easier for competitors to enter the markets in which we currently have franchises.


SWITCHING

         Switches are devices located along the network that direct voice and data traffic. Our switching equipment allows us to provide enhanced custom calling services including call waiting, call forwarding and three-way-calling. Residences and businesses are connected to the switches primarily with copper lines. We believe our network equipment and infrastructure is in good condition. Much of our network equipment and infrastructure has been replaced within the past three years.

Interconnection

         We rely on local telephone companies and other companies to connect calls to users who are not our customers. We have access to BellSouth's telephone network under a nine-state interconnection agreement pursuant to the Telecommunications Act of 1996. The terms of this interconnection agreement have been approved by the Georgia, Alabama, Florida and South Carolina state public utility commissions. This agreement with BellSouth expires in April 2000 and is discussed in "Risk Factors -- Loss of interconnection arrangements could impair our telephone service."


         Approvals of other state public utility commissions will be required in connection with our provision of telephone service in other states. The Telecommunications Act established certain requirements and standards for interconnection arrangements, and our interconnection agreement with BellSouth is based on these requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration, as discussed below under the caption "Our Business -- Legislation and Regulation -- Federal Regulation of Telecommunications Services."

SALES AND MARKETING

         Marketing Strategy

         We believe that we are the first provider of a bundled video, voice and data broadband communications services package in our current markets, and we intend to be first to market a similar services package in new cities. We believe that cost savings on a bundle of services and the advantages of one-stop shopping will be attractive to new customers, particularly since most of our prospective customers now buy services from multiple sources. We intend to emphasize our position as a new communications company that brings competition and choice to cities where we provide service. We also work to attract new cable television subscribers in areas in which our network has expanded. Our focus includes multiple dwelling units, many of which are subject to exclusivity arrangements with other cable providers that have not yet expired or which involve more complex arrangements with the property owner.

         Cable Television. To attract cable television subscribers in new areas, we mount extensive marketing campaigns prior to initiation of service with door-to-door solicitations and flyers followed by direct mail and telemarketing. We also use these solicitation efforts in our existing markets to encourage people who previously have not chosen any cable service to use our cable service or to encourage people who use another cable service to switch to our service. We have a sales staff in each of our markets, including residential and business sales managers, sales representatives and customer service representatives. We use our own installation and repair crews and those of outside contractors to install new service quickly.

         Telephone and Internet. For our telephone and Internet marketing, we have focused on subscribers of our cable television services through direct mail, door-to-door solicitations, flyers and telemarketing. We offer our cable television customers discounted rates for telephone service and high-speed Internet service. We emphasize the cost savings of a bundle of services. We also provide high-speed Internet access to certain Internet service providers who in turn resell the service to their customers. We have sales managers for our telephone and Internet services, and sales representatives focusing on bundled services.

         Customer Service. Customer service is an essential element of our operations and marketing, and we believe our quality and responsiveness differentiates us from our competitors. A significant number of our employees are dedicated to customer service activities, including:

         -        order taking;

         -        customer activations;

         -        billing inquiries and collections;

         -        service upgrades;

         -        provision of customer premises equipment; and

         -        administration of our customer satisfaction program.

In addition, we provide 24-hour customer service, operate customer phone centers in each of our service areas, and operate a back-up customer phone center in West Point, Georgia. We monitor our networks 24 hours a day, seven days a week and strive to resolve problems prior to a customer being aware of any service interruptions.

COMPETITION

         Other Cable Systems

         Other cable television operations exist in each of our current markets. Our competitors include AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications. We compete with these competitors on terms of pricing and programming content, including the number of channels and the availability of local programming. Certain of our cable television competitors may have exclusive arrangements with cable programming vendors, which could prevent us from offering certain programming on our cable television systems. In addition, some of these competitors own their own programming content and may try to restrict our access to programming.

         We expect that we will have competition with other cable television providers in each of our future markets. In addition, Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. This makes it easier for competitors to enter our markets. In addition, an increasing number of cities are considering the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

         The continuing trend toward business combinations and alliances in the cable television area and the telecommunications industry as a whole may create significant new competitors for us. This trend toward business combinations may be shrinking the number of attractive acquisition targets.

         Other Television Providers

         Cable television distributors may, in certain markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. The competitors in these markets include:

         -        broadcast television; and

         -        satellite and wireless cable systems.

We compete with these competitors on terms of pricing and programming content, including the number of channels and the availability of local programming. We often are not the first provider of video programming in our market, and we have to compete with other companies that have long-standing customer relationships with the residents in these areas. The Telecommunications Act of 1996 may create more competition for current cable television distributors, as it allows local telephone companies to provide video services in their local service areas.

         Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. In addition to broadcast television stations, we compete with other multichannel program service providers.

         We encounter competition from direct broadcast satellites systems that transmit signals to small dish antennas owned by the end-user. DirecTV and Echostar offer multichannel programming through high power communications satellites to a dish antenna with a diameter of only approximately 18 inches. Although satellite television providers presently serve a relatively small percentage of pay television subscribers, their share has been growing steadily. Competition from direct broadcast satellites could become substantial as developments in technology increase satellite transmitter power and decrease the cost and size of equipment.

         Wireless cable represents another type of video distribution service. These systems deliver programming services over microwave channels to subscribers who have a special antenna. Wireless cable systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few systems in the United States right now, many markets have been licensed or tentatively licensed. The FCC has granted the use of certain frequencies to these services and expanded the channels reserved for educational purposes. The FCC's actions enable a single entity to develop a wireless cable system with up to 35 channels and thus could compete more effectively with cable television.

         We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multiunit complexes through a satellite master antenna, which is a single satellite dish for an entire building or complex. These systems are generally free of any regulation by state and local governmental authorities. Pursuant to the Telecommunications Act of 1996, these systems called satellite master antenna television systems, are not commonly owned or managed and do not cross public rights-of-way do not need a franchise to operate.

         The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from them. Several major local telephone companies, including BellSouth, have announced plans to provide video services to homes.

         Telephone

         In providing local and long distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies to us. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. We also compete with long distance phone companies such as AT&T, MCI WorldCom and Sprint.

         We continue to expect to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets. In addition, under certain circumstances regional Bell operating companies may enter the long distance market. These provisions blur the distinctions that previously existed between local and long distance services.

         One major impact of the Telecommunications Act of 1996 may be a trend toward the use and acceptance of bundled service packages. As a result, we will be competing with:

         - incumbent local telephone companies such as BellSouth as well as other competitive local telephone companies;

         - traditional providers of long distance services such as AT&T, MCI WorldCom and Sprint; and

         - other providers of cable television service such as AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications, Inc.

Our ability to compete successfully will depend on the attributes of the overall bundle of services we are able to offer, including our price, features, and customer service.

         Wireless telephone service such as cellular and PCS currently is viewed by consumers as a supplement to, not a replacement for, traditional land line telephone service. Wireless service generally is more expensive than land line local service and is priced on a usage-sensitive basis. In addition, the transmission quality of wireless service is not comparable to wireline service. However, in the future the rate and quality differential between wireless and wireline service may decrease and lead to more competition between providers of these two types of services.

         Internet Services

         Providing Internet access services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages over us, such as greater experience, resources, marketing capabilities and stronger name recognition.

         In providing Internet access services, we compete with:

         -        Internet service providers;

         -        providers of satellite-based Internet services;

         -        other long distance telephone companies; and

         -        cable television companies.

Other technologies also offer high-speed, high capacity connections to the Internet. We compete with companies offering broadband connections such as DirecPC, one of the principal providers of satellite-based Internet services in the United States; long distance telephone companies such as AT&T and MCI WorldCom; traditional dial-up Internet service providers; and cable modem services such as Excite@Home, a joint venture among a number of major cable companies.

         A large number of companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies such as America Online, CompuServe, MSN, Prodigy and WebTV offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer Internet services over telephone lines using computer modems. A few Internet service providers also offer high-speed integrated services digital network connections to the Internet.

         A few satellite companies provide broadband access to the Internet from desktop PCs using a small dish antenna and receiver kit comparable to that used for satellite television reception. DirecPC is one of the largest providers of satellite-based Internet services in the United States.

         Long distance companies are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities and have an established billing system that permits them easily to add new services. We expect competition from such companies to be vigorous due to their greater resources, operating history and name recognition.

         Other cable television companies may enter the Internet services market. We believe that some of the existing cable television providers are beginning to provide such services in some of their major markets or clusters, including major metropolitan areas in the southeast. The joint venture, Excite@Home, is offering high-speed Internet service using cable modems in areas where its affiliates have high-capacity networks. We believe that high-speed Internet services ultimately will be offered by other cable providers and companies in most of our present and future service areas.

LEGISLATION AND REGULATION

        The cable television industry currently is regulated by the FCC, some state governments and most local governments. Telecommunications services are regulated by the FCC and state public utility commissions. Internet services generally are not subject to regulation. Legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the cable television and telecommunications industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

     Cable Communications Policy Act Of 1984

        The Cable Communications Policy Act of 1984 established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC has responsibility for adopting rules to implement this. Among other things, the Cable Communications Policy Act of 1984 affirmed the right of franchising authorities to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The Cable Communications Policy Act of 1984 provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

     Cable Television Consumer Protection And Competition Act Of 1992

         The Cable Television Consumer Protection and Competition Act of 1992 permitted a greater degree of regulation of the cable industry with respect to, among other things:

         -        rates for cable programming services;

         -        program access and exclusivity arrangements;

         -        access to cable channels by unaffiliated programming services;

         -        leased access terms and conditions;

         -        ownership of cable systems;

         -        customer service requirements;

         - television broadcast signal carriage and retransmission consent;

         -        technical standards; and

         -        cable equipment compatibility.

Additionally, the legislation encouraged competition with existing cable television systems by:

         - allowing municipalities to own and operate their own cable television systems without a franchise;

         - preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and

         - prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

The Cable Television Consumer Protection and Competition Act of 1992 also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The FCC has responsibility for adopting rules to implement this Act.

     Telecommunications Act Of 1996

         On February 8, 1996, the Telecommunications Act of 1996 was enacted. The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The Telecommunications Act of 1996 permitted regional Bell operating companies to apply to the FCC for authority to provide long distance services. The Telecommunications Act of 1996 also included significant changes in the regulation of cable operators. For example, the FCC's authority to regulate the cable programming service tier rates of all cable operators expires on March 31, 1999. The legislation also:


         - repeals the anti-trafficking provisions of the Cable Television Consumer Protection and Competition Act of 1992, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

         - limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

         - requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming on channels primarily dedicated to sexually-oriented programming;

         - adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network;

         - allows cable operators to enter telecommunications markets which historically have been closed to them; and

         - allows some telecommunications providers to begin providing competitive cable service in their local service areas.

     Federal Regulation Of Cable Services

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses. A brief summary of certain federal regulations follows.


         Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to effective competition. The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to resolve complaints about rates for cable programming service tier services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic services. Cable services offered on a per channel or on a per program basis are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the Telecommunications Act of 1996 deregulates cable programming service rates as of March 31, 1999. After March 31, 1999, only the basic tier of service, which does not include the expanded basic tier of service, and equipment used to receive the basic tier of service remains subject to rate regulation.

         The Cable Television Consumer Protection and Competition Act of 1992 requires communities to certify with the FCC before regulating basic cable rates. The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. We meet the FCC definition of effective competition in the areas that we currently serve. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation.

         Carriage Of Broadcast Television Signals. The Cable Television Consumer Protection and Competition Act of 1992 established signal carriage requirements. These requirements allow commercial television broadcast stations that are local to a cable system to elect every three years whether to require the cable system to carry the station or whether to require the cable system to negotiate for consent to carry the station. The third must-carry elections were made in October 1999. Stations are generally considered local to a cable system where the system is located in the station's Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. We carry some stations pursuant to retransmission consents and pay fees for such consents or have agreed to carry additional services pursuant to retransmission consent agreements.

         Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent.

         Nonduplication Of Network Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous network programming of a distant same-network station when the local station has contracted for such programming on an exclusive basis.

         Deletion Of Syndicated Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous syndicated programming of a distant station when the local station has contracted for such programming on an exclusive basis.

         Registration Procedures And Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including our company, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

         Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to update periodically its technical standards. Pursuant to the Telecommunications Act of 1996, the FCC adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

         Franchise Authority. The Cable Communications Policy Act of 1984 affirmed the right of franchising authorities, which are the cities, counties or political subdivisions in which a cable operator provides cable service, to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. We hold cable franchises in all of the franchise areas in which we provide service. The Cable Television Consumer Protection and Competition Act of 1992 encouraged competition with existing cable systems by:

         - allowing municipalities to operate their own cable systems without franchises;

         - preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and

         - prohibiting, with limited exceptions, the common ownership of cable systems and co-located multichannel multipoint distribution or satellite master antenna television systems, which prohibition is limited by the Telecommunications Act of 1996 to cases in which the cable operator is not subject to effective competition.

     The Telecommunications Act of 1996 exempts those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

      Franchise Fees. Although franchising authorities may impose franchise fees under the Cable Communications Policy Act of 1984, as modified by the Telecommunications Act of 1996, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. In some areas, cable services are defined to include Internet services. Franchise fees apply only to revenues for cable services. Franchising authorities are permitted to charge a fee for any telecommunications providers' use of public rights-of-way on a competitively neutral and nondiscriminatory basis.

     Franchise Renewal. The Cable Communications Policy Act of 1984 established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

     The Cable Television Consumer Protection and Competition Act of 1992 made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities currently may deny renewal based on failure to substantially comply with the material terms of the franchise, even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be harmless error.

     Channel Set-Asides. The Cable Communications Policy Act of 1984 permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Cable Communications Policy Act of 1984 further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The Cable Television Consumer Protection and Competition Act of 1992 requires leased access rates to be set according to a FCC-prescribed formula.

     Ownership. The Telecommunications Act of 1996 eliminates the Cable Communications Policy Act of 1984 provisions prohibiting local exchange carriers from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the Telecommunications Act of 1996, local exchange carriers may provide video programming by radio-based systems, common carrier systems, open video systems, or cable systems. Local telephone companies that elect to provide open video systems must allow others to use up to two-thirds of their activated channel capacity. These local telephone companies are relieved of regulation as common carriers, and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. Local telephone companies operating as cable systems are subject to all rules governing cable systems, including franchising requirements.

     The Telecommunications Act of 1996 prohibits local telephone companies or its affiliate from acquiring more than a 10% financial or management interest in any cable operator providing cable service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10% financial or management interest in any local telephone companies providing telephone service in its franchise area. A local telephone companies and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small local telephone companies in non-urban areas, and such restrictions do not apply to local exchange carriers that were not providing local telephone service prior to January 1, 1993.

     Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined as all local telephone companies and electric utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and right-of-way. The right to mandatory access is beneficial to facilities-based providers such as our company. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Presently, the rates charged to cable and telecommunications providers are the same. Starting in 2001, telecommunications providers will be charged a higher rate than cable operators for pole attachments. Companies that provide both cable and telecommunications services over the same facilities, such as us, may be required to pay the higher telecommunications rate.

     Inside Wiring Of Multifamily Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multifamily dwelling units. The rules provide generally that, in cases where the program distributor owns the wiring inside a multifamily dwelling unit but has no right of access to the premises, the multifamily dwelling unit owner may give the cable operator notice that it intends to permit another program distributor to provide service there. A program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the multifamily dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring.

     Privacy. The Cable Communications Policy Act of 1984 imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Communications Policy Act of 1984, it could be required to pay damages, attorneys' fees and other costs. Under the Cable Television Consumer Protection and Competition Act of 1992, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     Franchise Transfer. The Telecommunications Act of 1996 repeals most of the anti-trafficking restrictions imposed by the Cable Television Consumer Protection and Competition Act of 1992, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The Cable Television Consumer Protection and Competition Act of 1992 requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

     Copyright. Cable television systems are subject to federal compulsory copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Adjustments in copyright royalty rates are made through an arbitration process supervised by the U.S. Copyright Office.

     Various bills have been introduced in Congress in the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station retransmitted by the cable system.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and cable programming networks, such as USA Network, has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers and BMI, Inc., the two major performing rights organizations in the United States. The American Society of Composers and Publishers and BMI, Inc. offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their subscribers.

     Internet Service Providers. A number of Internet service providers have requested that the FCC and state and local officials adopt rules requiring cable operators to provide unaffiliated Internet service providers with direct access to the operators' broadband facilities on the same terms as the operator makes those facilities available to affiliated Internet service providers. To date the FCC has rejected these unbundling proposals, but a number of local franchising authorities have imposed this type of requirement on cable operators. Litigation regarding these unbundling requirements is pending. At this time it is uncertain whether these requirements lawfully may be imposed on cable operators, or how pervasive they ultimately may be if upheld in court.

     Regulatory Fees And Other Matters. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. In 1997, cable television systems were required to pay regulatory fees of $0.54 per subscriber. In 1998, the fee was $0.44 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

     In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new emergency alert system. Cable system operators were required to install and activate equipment necessary to implement the new emergency broadcast system by December 31, 1998 or October 1, 2002, depending on the size of the system.

     FCC regulations also address the carriage of:

         -        local sports programming;

         - restrictions on origination and cablecasting by cable system operators;

         -        application of the rules governing political broadcasts;

         -        customer service standards; and

         - limitations on advertising contained in nonbroadcast children's programming.

      Regulation Of Telecommunications Services

     Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services. Various international authorities may also seek to regulate the provision of certain services.

     Federal Regulation of Telecommunications Services

         Tariffs And Detariffing. We are classified by the Federal Communications Commission as a non-dominant carrier with respect to both our domestic interstate and international long distance carrier services and our competitive local exchange carrier services. As a non-dominant carrier, our rates presently are not regulated by the FCC. All telecommunications carriers that provide domestic interstate and international long distance services must file tariffs with the FCC prescribing rates, terms and conditions of service. Carriers must also file so-called informational tariffs with the FCC describing their operator services. We have filed tariffs with the FCC for our domestic interstate and international long distance services, interstate access services and interstate operator services.

         Interconnection. The Telecommunications Act of 1996 establishes local telephone competition as a national policy. This Act preempts laws that prohibit competition for local telephone services and establishes uniform requirements and standards for local network interconnection, local network unbundling and local service resale. The Telecommunications Act of 1996 also requires incumbent local telephone carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. Most state public utility commissions have ruled that traffic to Internet service providers is covered by this requirement. The FCC recently decided that calls to Internet service providers could be jurisdictionally interstate, although the FCC did not preempt these state decisions. The Telecommunications Act of 1996's interconnection, unbundling and resale standards have been developed initially by the FCC and have been, and will continue to be, implemented by the states in numerous proceedings and through a process of negotiation and arbitration.

     In August 1996, the FCC adopted a wide-ranging decision regarding the statutory interconnection obligations of the local telephone carriers. Among other things, the order established pricing principles, for use by the states to determine rates for unbundled local network elements and to calculate discounts. In July 1997, the United States Court of Appeals for the Eighth Circuit struck down the pricing rules established by the FCC. The court ruled that the FCC did not have jurisdiction under the Telecommunications Act of 1996 to establish pricing rules to be applied by the states. In January 1999, the Supreme Court reversed the Eighth Circuit decision, finding that the FCC had jurisdiction to implement the pricing provisions of the Act. The Eighth Circuit is expected, on remand, to rule on the merits of the FCC's pricing rules.

     The Supreme Court also upheld the FCC's rule requiring local telephone carriers to provide a platform that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may be able to provide retail local services entirely through the use of the local telephone carriers' facilities at lower discounts than those available for local resale. The availability of such platforms could benefit our local competitors who, unlike us, do not operate their own facilities. The pricing of these platforms is still subject to a pending FCC proceeding.

     Number Portability. Another new federal statute requires that all local telephone service carriers provide customers with the ability to retain, at the same location, existing telephone numbers without impairment of quality, reliability or convenience. This number portability will remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. The FCC ordered permanent number portability to be made available in the 100 largest metropolitan areas by December 31, 1998. Number portability will be available in all of our markets by the end of 1999. Number portability benefits our competitive local exchange carrier operations. At this time, we are unable to predict the impact, if any, of possible number portability delays or complications in our service territories.

     Universal Service and Access Charge Reform. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund. There is an exemption for providers whose contribution would be less than $10,000 in a particular year. We expect that we will be required to start contributing to the fund in 2000.

     We can not be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements. Moreover, in those areas where we use our own or our affiliated cable facilities for our comprehensive local telephone operations, we are largely unaffected by local telephone carriers' access charge fluctuations. However, overall decreases in local telephone carriers' access charges as contemplated by the FCC's access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long distance carriers for comparable access. Over time, statutory universal service funding obligations, coupled with the FCC's new access charge regime, could adversely affect us by limiting our ability to offset our fund contributions through higher charges to domestic interstate and international long distance carriers for originating and terminating interstate traffic over our cable facilities.

      Regional Bell Operating Company Entry into Long Distance. The Telecommunications Act of 1996 also establishes standards for regional Bell operating companies and their affiliates to provide long distance telecommunications services between a local access and transport area, or LATA, and points outside that area. Local access and transport areas are geographical regions in the United States within which a local telephone company may offer local telephone service. In 1997, BellSouth filed applications with the FCC for authority to offer in-region, or interLATA services in South Carolina and Louisiana; in 1998, BellSouth filed a second application with the FCC for authority to offer such services in Louisiana. In December 1997, the FCC rejected the South Carolina application. The Louisiana applications were rejected in February 1998 and October 1998, respectively. Notwithstanding these decisions, BellSouth likely will file additional applications to offer interLATA services for other states in its territory, including states in which we provide these services. Because of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant competitor in each of the states in which it obtains in-region, interLATA authority from the FCC.

     Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

         - interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

         - ensure that their services are accessible and usable by persons with disabilities;

         - provide telecommunications relay service either directly or through arrangements with other carriers or service providers, which service enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center;

         - comply with verification procedures in connection with changing a customer's carrier;

         - protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

         -        pay annual regulatory fees to the FCC; and

         -        contribute to the Telecommunications Relay Services Fund.

     Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that:

         -        enforcement is not necessary to protect consumers;

         -        a carrier's terms are reasonable and nondiscriminatory;

         -        forbearance is in the public interest; and

         -        forbearance will promote competition.

The FCC has exempted certain carriers from tariffing and reporting requirements pursuant to this provision of the Telecommunications Act of 1996. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free us from regulatory burdens, but also might increase the pricing flexibility of our competitors.

     Advanced Services and Collocation. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. Recently, the FCC adopted rules designed to improve competitor access to incumbent local telephone carriers collocation space and to reduce the delays and costs associated with collocation. Collocation is the placement of equipment by another telephone company alongside another telephone company's equipment along a network. The FCC may take future steps to facilitate competitors' access to local loops for purposes of digital subscriber line deployment. Having better collocation arrangements at incumbent local exchange carriers' central offices benefits our competitive local exchange operations. However, the FCC's advanced services proceeding, inasmuch as it primarily benefits digital subscriber line providers who compete directly with our broadband communications service offerings, may prove on balance to have an adverse competitive effect on us.

     State Regulation of Telecommunications Services

     The Telecommunications Act of 1996 contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996's open market entry requirements. State and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

     Alabama, Georgia, Florida, and South Carolina each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in Alabama, Georgia, Florida and South Carolina. In addition, we have executed local network interconnection agreements with BellSouth for the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations. As a condition of providing intrastate telecommunications services, we are required, among other things:

         - to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

         - to comply with state regulatory reporting, tax and fee obligations; and

         - to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies, complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations.

     By order dated April 8, 1998, all local exchange carriers were required to file intraLATA toll dialing parity plans, which outline how the local telephone company will provide long distance telephone companies the ability to compete with the local telephone company for local long distance services. On May 26, 1999, the Alabama Public Service Commission approved the dialing parity plan of KNOLOGY of Alabama, Inc., a subsidiary of KNOLOGY Holdings. Under the plan, KNOLOGY of Alabama will allow long distance carriers the ability to provide long distance services in all local access areas within Alabama in which it provides local telephone service using its own facilities. Any carrier authorized by the Alabama Public Service Commission to carry local long distance calls may request that KNOLOGY of Alabama allow it to provide long distance services to its customers in Alabama provided that the carrier:

         - has established, or has submitted firm, non-cancelable orders to establish, direct interconnection of its network with KNOLOGY of Alabama;

         - has ordered access services from KNOLOGY of Alabama that will permit the carrier to receive long distance calls from KNOLOGY of Alabama; and

         - has identified the local access and transport areas in which it desires to receive local long distance calls.

A reasonable time for implementation will be necessary to allow KNOLOGY of Alabama to make the necessary network, system and billing modifications to implement the request. As of December 31, 1998, no long distance carrier had requested the ability to provide long distance services from KNOLOGY of Alabama in Alabama under its dialing parity plan.

     Local Regulation

     Occasionally we are required to obtain street use and construction permits and franchises to install and expand our interactive broadband network using state, city, county or municipal rights-of-way. Some municipalities where we have installed or anticipate constructing networks require the payment of license or franchise fees which are based upon a percentage of gross revenues or on a per linear foot basis. The Telecommunications Act of 1996 requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

RISK FACTORS

This prospectus contains certain forward-looking statements regarding our operations and business. Statements in this document that are not historical facts are "forward-looking statements." Such forward-looking statements include those relating to:

     - future business developments;

     - projected or anticipated expansion or construction;

     - possible acquisitions and alliances;

     - projected revenues, working capital, liquidity, capital needs, interest costs and income; and

     - year 2000 readiness.

The words "estimate," "project," "intend," "expect," "believe," "may," "could" and similar expressions are intended to identify forward-looking statements. Wherever they occur in this prospectus or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. However, these statements still involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of today's date.


WE HAVE LOST MONEY ON OUR OPERATIONS TO DATE, AND WE EXPECT TO LOSE MORE MONEY DURING THE NEXT SEVERAL YEARS.

         As of December 31, 1998, we had an accumulated deficit of $54.2 million. We expect to incur net losses and negative cash flow during the next several years as we build our networks. Our ability to generate profits and positive cash flow will depend in large part on our obtaining enough subscribers for our services to offset the costs of constructing and operating our networks. If we cannot achieve operating profitability or positive cash flows from operating activities, our business, financial condition and operating results will be adversely affected.

FAILURE TO OBTAIN ADDITIONAL FUNDING WOULD LIMIT OUR ABILITY TO EXPAND OUR BUSINESS.

         We expect to spend approximately $170 million during the next three years to expand or upgrade our Panama City, Augusta, Charleston and Huntsville networks. If we expand to new cities, we estimate the cost of constructing and implementing networks in additional cities at approximately $50 million to $75 million per city, though costs could be as much as $85 million to $90 million per city for larger markets. Actual costs may exceed this estimate. We will need significant additional financing to complete this expansion and upgrade, to expand into additional cities, for new business activities and for any additional acquisitions. If we cannot obtain sufficient funds we may be required to defer or abandon our expansion plans, which could limit our growth and prospects.


LOSS OF OTHER COMPANIES' TELEPHONE BILLING AND INFORMATION SERVICES COULD IMPAIR OUR TELEPHONE SERVICES.

         We depend on Interstate Telephone Company, a subsidiary of InterCall, Inc., and others for telephone information and processing systems to monitor costs, bill customers, fill customer orders and achieve operating efficiencies. As we increase our telephone services, our dependence on billing and information systems will increase significantly. Any inability to adequately identify all of our information and processing needs, or to obtain upgraded systems as necessary, could have a material adverse impact on the ability to expand our telephone business and on our results of operations and financial condition.

LOSS OF INTERCONNECTION ARRANGEMENTS COULD IMPAIR OUR TELEPHONE SERVICE.

         We rely on other companies to connect with users of telephone service who are not our customers. We presently have access to BellSouth's telephone network under a nine-state interconnection agreement which expires in April 2000. While we are currently in negotiations with BellSouth to renew this agreement, it may not be renewed on favorable terms or at all, since BellSouth is our competitor. The Telecommunications Act of 1996 creates incentives for BellSouth and other regional Bell operating companies to give us access to their facilities by prohibiting them from providing long distance services until they have opened their local markets to competition, which requires interconnection arrangements. BellSouth and the other companies may be less accommodating to us once they are permitted to offer long distance service.

         It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation over the next several years, which could have a negative impact on our interconnection agreement with BellSouth. Our ability to compete successfully in the provision of services will depend on the timing of such implementing regulations and whether they are favorable to us.

CHANGES IN DEMAND FOR OUR TELEPHONE SERVICES COULD HARM OUR BUSINESS.

         We could be affected by changes in demand for our local and long distance telephone services, including:

         - traditional telephone services;

         - premium telephone service;

         - additional access lines per household; and

         - billing and collection services.

Any downturn in demand will harm our business, profitability and growth prospects. In addition, recent price decreases and promotional activities by major long distance carriers could have a material adverse impact on our cash flow and margins.

WE DO NOT KNOW THE DEMAND FOR OUR BUNDLED COMMUNICATIONS SERVICES.

         Our plan to provide bundled broadband communications services is fairly new and untested. It could be unsuccessful due to:

         - competition;

         - pricing;

         - regulatory uncertainties; or

         - operating and technical difficulties.

In addition, the demand for some of our planned broadband communications services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled services is materially lower than we expect.

FUTURE TECHNOLOGICAL DEVELOPMENTS MAY HURT OUR BUSINESS.

         Future technological developments may reduce our network's competitiveness or require expensive and time-consuming upgrades or additional equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that turns out to be the most economic, efficient or attractive to customers.

WE DEPEND UPON A VERY SMALL NUMBER OF SUPPLIERS FOR CERTAIN MATERIALS.

         We purchase customer premises equipment and plant materials from a small number of outside vendors. We currently purchase each customer premises component from a single vendor and have one or two suppliers for plant materials. If one or more suppliers cannot meet our needs as we continue to build our network, we could experience delays and increased costs in the expansion of our network.

WE HAVE EXPERIENCED DIFFICULTY ENGAGING SUFFICIENT CONSTRUCTION CONTRACTORS AND OUR CONSTRUCTION COSTS ARE INCREASING.

         The expansion and upgrade of our existing networks and the development of future networks require us to hire construction contractors. We could have difficulty hiring experienced contractors because of increases in demand for cable construction services. Our construction costs may increase significantly over the next few years as demand for cable construction services continues to grow.

WE COULD BE HURT BY FUTURE INTERPRETATION OR IMPLEMENTATION OF REGULATIONS.

         The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation.

         There are proposals before the United States Congress and the Federal Communications Commission to require all cable operators to make a portion of their cable systems' capacity available to other Internet service providers, such as telephone companies. Certain local franchising authorities are considering or have already approved similar open access requirements. If regulators decide to require us to provide competing telephone or Internet service providers with access to our broadband networks, much of the competitive advantage we have from owning our own networks could be eliminated. Our interconnection agreements, which we depend on to reach users who are not our customers, are subject to regulation by the Federal Communications Commission and state authorities. Unfavorable regulation that delays interconnection or increases the cost of interconnection would hurt our business.

         As stated earlier, it is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation over the next several years. Our ability to compete successfully will depend on the timing of such implementing regulations and whether they are favorable to us.

OUR RELATIONSHIPS WITH ITC HOLDING'S COMPANIES AND AT&T'S VENTURE FUNDS MAY CAUSE CONFLICTS OF INTERESTS.

         We have relationships with several of ITC Holding's subsidiaries and affiliated companies. Some of our directors are directors, stockholders, and/or officers of various ITC Holding companies. AT&T's venture funds collectively are a significant stockholder and also have a representative on our board of directors. When the interests of ITC Holding, other ITC Holding companies or AT&T's venture funds differ from ours, the ITC Holding companies and AT&T venture funds act in their own respective best interests, which could be adverse to our interests.

PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

         The year 2000 issue affects our owned and licensed computer systems and equipment used in connection with internal operations. It also affects our non-information technology systems, including embedded systems in our buildings and other infrastructure. Additionally, we rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems, and the year 2000 problem could cause these systems to fail, err or become incompatible with our systems.

         Much of our assessment effort regarding the year 2000 problem has involved, and depends on, inquiries to third party service providers. If we, or significant third parties with whom we communicate and do business through computers, fail to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with key third party systems, our business could suffer material disruptions. We could also face disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions. We cannot assure you that our efforts to date and our ongoing efforts to prepare for the year 2000 problem will be sufficient to prevent a material disruption of our operations. If any such disruption occurs, our growth, profitability and operating results could suffer materially.

SINCE OUR BUSINESS IS CONCENTRATED IN SPECIFIC GEOGRAPHIC LOCATIONS, OUR BUSINESS COULD BE HURT BY A DEPRESSED ECONOMY IN THESE AREAS.

         We provide our services to areas in Alabama, Georgia, Florida and South Carolina, all in the southeastern United States. Our networks are built in small to mid-sized markets that we believe will grow and allow us to grow with them. A stagnant or depressed economy in the southeastern United States could affect all of our markets, and our entire business and profitability would be damaged.

OUR SERVICE NETWORK OR OTHER FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHE.

         Our success depends on the efficient and uninterrupted operation of our communications services. Our networks are attached to poles and other structures in our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood or other catastrophic event in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural disaster could damage several of our networks.

A LIMITED NUMBER OF STOCKHOLDERS CONTROL OUR COMPANY, AND THEIR INTERESTS MAY CONFLICT WITH THE INTERESTS OF OUR DEBT HOLDERS.

         As of January 31, 1999, InterCall Inc., a wholly-owned subsidiary of ITC Holding, owned approximately 85.4% and AT&T Venture Fund II, L.P. and related funds owned approximately 14.3% of our outstanding capital stock. As a result, these stockholders are in a position to control matters requiring approval by our stockholders, including the election of a majority of the directors and the approval of significant corporate matters, including certain change-of-control transactions. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between such shareholders or management and the holders of our senior discount notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of such shareholders and management might conflict with those of the holders of the notes. In addition, such shareholders and management may have an interest in pursuing transactions that, in their respective judgments, could enhance their equity investment, even though such transactions might involve risk to the holders of the notes.

WE COULD BE DAMAGED BY THE LOSS OF OUR KEY PERSONNEL.

     Our business is currently managed by a small number of key management and operating personnel. We do not have any employment agreements with, nor do we maintain "key man" insurance on, these or any other employees. As we have numerous new employees resulting from our recent growth, we are particularly dependent upon our management and longer-term employees who are familiar with our company and our needs and can train our new hires.

ANTI-TAKEOVER PROVISIONS IN DELAWARE LAW AND OUR CHARTER DOCUMENTS COULD MAKE IT HARD FOR A THIRD PARTY TO ACQUIRE US.

     As a Delaware company we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Section 203 could delay or prevent a third party or a significant stockholder from acquiring control of us. In addition, our charter and bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving our company. Any of these anti-takeover provisions could lower the market price of our stock. No active market for our stock exists.


Employees

         As of February 28, 1999, we had 569 full-time employees of which 118 are customer service representatives, 183 are technicians or others performing installation, maintenance and repair on our networks, 128 are involved principally in sales and marketing, 54 are involved in matters relating to construction of our networks and 86 have management or administrative responsibilities.

ITEM 2.  PROPERTIES

The Company owns or leases property in the following locations:


                                                           LEASE/
LOCATION                      ADDRESS                       OWN          PRIMARY USE
--------                      -------                      ------        -----------

West Point, GA            1241 O.G. Skinner Drive             Own            Corporate Admin. Offices
West Point, GA            312 West 8th Street                 Lease          Corporate Construction Offices
West Point, GA            206 West 9th Street                 Lease          Network Operations Center
West Point, GA            1201 O.G. Skinner Drive             Lease          Production Studio & Training Facility
Montgomery, AL            3173 Taylor Road                    Lease          Admin. Offices
Montgomery, AL            1450 Ann Street                     Lease          Headend & Technical Offices
Montgomery, AL            2630 Zelda Road                     Lease          Technical Offices
Montgomery, AL            4142-A Carmichael Road              Lease          Sales Offices
Columbus, GA              1701 Boxwood Place                  Lease          Admin. Offices & Headend
Columbus, GA              6440 West Hamilton Park Drive       Lease          Sales Offices
Panama City, FL           13200 P.C.B. Pkwy.                  Lease          Admin. Offices & Headend
Panama City, FL           2325 Frankfort Avenue               Lease          Sales Offices
Panama City, FL           2143 Sherman Avenue                 Lease          Construction Offices
Augusta, GA               3714 Wheeler Road                   Own            Admin. Offices & Headend
Charleston, SC            4506 Dorchester Rd.                 Own            Admin. Offices & Headend
Huntsville, AL            2401 10th St.                       Own            Admin. Offices & Headend
Madison, AL               915 Miller Blvd. Madison            Own            Construction Office

In addition to these properties, we also hold operating leases for hub sites along our network in each market. Our principal physical assets consist of fiber optic and coaxial broadband network and equipment, located either at the equipment site or along the network. Our distribution equipment along the network is generally attached to utility poles we own or use under standard pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See "Business-Legislation and Regulation" for a discussion of the FCC's regulation of pole attachment rates. Our franchises give us rights of way for our network. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.


ITEM 3.  LEGAL PROCEEDINGS


         In the normal course of business, we are subject to litigation. However, in our opinion, there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations, or liquidity. We are also party to regulatory proceedings affecting the relevant segments of the communications industry generally.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our stock is not traded on any exchange or listed on the Nasdaq market system. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

         As of February 28, 1999, we had 394 shares of our common stock outstanding held of record by one stockholder, and 49,852 shares of our preferred stock outstanding held of record by 13 stockholders.

DIVIDENDS

         We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the indenture governing our outstanding notes and by the terms of our credit facility.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1995 and January 1996, in connection with its initial capitalization, we issued to certain investors, including ITC Holding, SCANA Communications, Inc. and South Atlantic Venture Fund III, 7,780 shares of its preferred stock at a purchase price of $1,000 per share, for an aggregate amount of $7,780,000. ITC Holding contributed $4,000,000 plus all of its direct and indirect interests in Cybernet Holding, L.L.C. and in KNOLOGY of Columbus, Inc. in exchange for shares of our preferred stock. SCANA Communications is a communications subsidiary of SCANA Corporation, a diversified utility company. South Atlantic represents a series of venture capital funds. Mr. Burton is managing general partner of South Atlantic Venture Fund I, II and III and is Chairman of South Atlantic Venture Fund, IV, and Mr. Lanier is the managing general partner of South Atlantic Private Equity Fund, IV.

         We are a party to a stockholders' agreement dated December 8, 1995, as amended, with all of our stockholders. No party to the stockholders' agreement could transfer any of our capital stock, rights or options held by such party to third parties without having offered rights of first refusal to purchase such securities to us.

         In May 1996, in connection with a private placement of its preferred stock, we issued 10 shares of its preferred stock to ITC Holding and 9,302 shares of its preferred stock to new investors at a purchase price of $1,200 per share, for an aggregate amount of $11,174,440. The new investors included Century Telephone Enterprises, Inc., a regional communications company that provides local exchange and cellular telephone services, and certain of the AT&T venture funds, a series of venture capital funds. In connection with this private placement, ITC Holding, the AT&T venture funds, other stockholders and us entered into an agreement among stockholders, which was amended and restated as of July 28, 1997. Pursuant to the agreement, all parties agreed to take all action within their respective power as may be required, for as long as AT&T Venture Fund I, L.P. owned more than 5% of our equity securities, to elect one director designated by each such 5% stockholder.

         In February 1997, we issued 8,960 shares of preferred stock to certain of its current stockholders for a purchase price of $1,200 per share, for an aggregate amount of $10,752,000. As part of this private placement, ITC Holding, Century Telephone, South Atlantic and the AT&T venture funds contributed $4,302,000, $2,096,400, $1,000,800 and $1,416,000, respectively, in exchange for such preferred stock.

         In May 1997, we signed a letter of intent with SCANA Communications, whereby SCANA agreed to provide us with a revolving credit facility of up to $40.0 million for network construction and working capital. The companies, however, never established this credit facility. Beginning in June 1997, we borrowed an aggregate of $11.0 million of principal plus accrued interest (approximately $305,300) from SCANA pursuant to a promissory note. The note accrued interest at the rate of 12% per annum and was payable upon demand after January 1, 1998. We repaid the promissory note in October 1997 with a portion of the proceeds from the offering and the private placement described below.

         In October 1997, we issued approximately 21,400 shares of its preferred stock to qualified investors in an equity private placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T venture funds and SCANA Communications, Inc. purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of preferred stock, respectively, in the equity private placement.

         In October 1997, we also completed a private offering of 444,100 units, each of which consisted of one 11 7/8% senior discount note and one warrant to purchase .003734 shares of its preferred stock, at an exercise price of $.01 per share, for $444.1 million aggregate principal amount at maturity yielding net proceeds of approximately $242.4 million. SCANA Communications purchased 71,050 of these units for $39,998,308. The senior discount notes issued in the offering were subsequently exchanged for substantially identical exchange notes that had been registered under the Securities Act of 1933, as amended, in an exchange offer that expired on March 24, 1998.

         In December 1997, we acquired Beach Cable, Inc., a cable television system in Panama City, Florida. L. Charles Hilton, Jr., the founder and sole stockholder of Beach Cable, received 2,485 shares of our preferred stock in the acquisition valued at $1,500 per share. During 1998, 134 of these shares were returned to KNOLOGY Holdings as part of a purchase price adjustment.

         In January 1998, ITC Holding purchased from Century Telephone its shares of our preferred stock. In July 1998, ITC Holding acquired shares of our preferred stock in exchange for $100 in cash and ITC Holding common stock valued at $1,600 per share for each share of our preferred stock exchanged. ITC Holding purchased 21,551 shares of our preferred stock of from several stockholders, including all of the preferred stock owned by South Atlantic and SCANA Communications in the exchange.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected consolidated financial and operating data. The selected financial and operating data as of and for the year ended December, 31, 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996, 1997 and 1998 have been derived from our audited financial statements and the audited financial statements of Montgomery Cablevision and Entertainment, Inc. The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report. The financial and operating data for periods after April 28, 1995 (the date we acquired Montgomery Cablevision and Entertainment, the owner and operator of the Montgomery system), are not comparable to the financial and operating data for prior periods as a result of the amortization of the cost in excess of net assets in connection with the acquisition of the Montgomery system, and the acquisition of the Columbus system on September 29, 1995. See notes 1 and 2 to our Consolidated Financial Statements included elsewhere in this report.



                                             PREDECESSOR COMPANY (A)                       SUCCESSOR COMPANY (A)
                                          --------------------------   ------------------------------------------------------------
                                                                         EIGHT
                                             YEAR        FOUR MONTHS     MONTHS          YEAR            YEAR            YEAR
                                             ENDED          ENDED         ENDED          ENDED           ENDED           ENDED
                                          DECEMBER 31,     APRIL 30,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1994           1995        1995 (B)        1996            1997            1998
                                          ------------   -----------   ------------   ------------    ------------    -------------

STATEMENT OF OPERATIONS DATA:
Revenues ................................ $ 2,111,952     $ 857,161    $ 2,196,998    $ 5,334,183     $ 10,355,068     $ 25,770,427
Operating expenses:
  Cost of Service .......................   1,042,186       409,325      1,029,959      2,513,693        4,758,730       11,854,733
  Selling, Operations, Administrative ...   1,020,088       290,607      1,502,688      3,883,738        7,392,540       25,393,015
  Depreciation and amortization .........     768,496       259,336        745,004      1,640,025        3,715,184       12,367,374
                                          -----------     ---------    -----------    -----------     ------------     ------------
    Total operating expenses ............   2,830,770       959,268      3,277,651      8,037,456       15,866,454       49,615,122
                                          -----------     ---------    -----------    -----------     ------------     ------------
Operating loss ..........................    (718,818)     (102,107)    (1,080,653)    (2,703,273)      (5,511,386)     (23,844,695)
                                          -----------     ---------    -----------    -----------     ------------     ------------
Other income and expenses ...............    (155,417)      (21,878)      (549,169)      (795,478)      (3,580,147)     (18,834,891)
                                          -----------     ---------    -----------    -----------     ------------     ------------
Loss before minority interest
  and income tax benefit ................    (874,235)     (123,985)    (1,629,822)    (3,498,751)      (9,091,533)
                                                                                                                        (42,679,586)
Minority interest .......................          --            --        109,837             --               --
Income tax benefit ......................          --            --        334,451        373,323               --        6,785,691
                                          -----------     ---------    -----------    -----------     ------------     ------------
Cumulative Effect of Change in
  Accounting Principle ..................          --            --             --             --               --
                                                                                                                           (582,541)
Net loss ................................    (874,235)     (123,985)    (1,185,534)    (3,125,428)      (9,091,533)
                                                                                                                        (36,476,436)
Preferred stock dividends ...............    (591,175)     (230,407)            --             --               --               --
                                          -----------     ---------    -----------    -----------     ------------     ------------
Net loss after preferred stock
  dividends ............................. $(1,465,410)    $(354,392)   $(1,185,534)   $(3,125,428)    $ (9,091,533)    $(36,476,436)
                                          ===========     =========    ===========    ===========     ============     ============
PER SHARE DATA:
Net loss per share (c) ..................                              $      1.05    $      1.53(c)  $       2.10     $       4.87
Weighted average common share
  equivalents outstanding ...............                                1,128,000      2,043,900(c)     4,325,250        7,488,450

OTHER FINANCIAL DATA:
Capital expenditures .................... $   717,325     $  42,504    $ 1,291,080    $14,416,135     $ 39,625,408     $111,272,219
Net cash provided by (used in)
  operating activities ..................      82,590       144,076       (742,928)    (1,998,007)      (1,266,688)      18,868,797
Net cash used in investing
  activities ............................    (717,325)      (42,504)    (1,744,816)   (14,441,268)    (267,983,480)     (18,646,551)
Net cash provided by (used in)
  financing activities ..................     596,947      (104,889)     2,771,619     16,221,873      272,778,281       (1,507,319)
EBITDA (d) ..............................     124,836       157,229       (207,068)    (1,123,248)      (1,925,235)     (11,275,227)
Ratio of earnings to fixed
  charges (e) ...........................          --            --             --             --               --               --

OTHER OPERATING DATA:
Cable subscribers .......................                                   14,219         18,169           37,716           77,744
Average monthly cable revenue
  per subscriber ........................                              $     25.47    $     26.71     $      29.20     $      36.14
Homes passed ............................                                                                  124,773          232,202
Cable penetration level (f)..............                                                                    30.2%            33.5%


                                            PREDECESSOR
                                            COMPANY (A)                           SUCCESSOR COMPANY (A)
                                           ------------      ---------------------------------------------------------------------
                                           DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                               1994              1995               1996             1997                 1998
                                           ------------      ------------       ------------      ------------        ------------

BALANCE SHEET DATA:
Working capital ........................   $(3,559,715)      $  3,498,482       $ (3,201,202)    $ 226,830,160       $  52,705,437
Property and equipment, net ............     4,833,142          6,976,268         21,477,209        62,567,736         195,496,617
Total assets ...........................     4,987,354         19,346,317         29,941,745       316,198,100         332,550,650
Total liabilities ......................     4,734,947         12,992,682         15,743,318       262,073,186         315,075,364
Minority interest ......................            --             84,479                 --                --                  --
Accumulated deficit ....................    (6,056,198)        (1,185,534)        (4,310,962)      (13,402,495)        (49,878,931)
Total stockholders' equity .............       252,407          6,269,156         14,198,427        51,637,954          14,988,326

---------------------

(a) "Successor Company" refers to us and our subsidiaries. We initially capitalized as a limited liability company in March 1995, were established for the purpose of acquiring Montgomery Cablevision and Entertainment Company. The acquisition of Montgomery Cablevision and Entertainment, which was accounted for as a purchase, was consummated on April 28, 1995, and we acquired the remaining minority interest in Montgomery Cablevision and Entertainment in January 1996. See note 1 to our Consolidated Financial Statements included elsewhere in this report.

(b) Includes the operations of the Columbus system from September 29, 1995. The acquisition of the Columbus system was accounted for as a purchase.

(c) Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if converted method). As we have 394 shares of common stock outstanding, the preferred stock is assumed to be converted for purposes of this calculation. The Montgomery Cablevision and Entertainment net losses per share are not shown, as they are not comparable with the Successor Company's. All options and warrants have been excluded from the calculation of net loss per share as they are anti-dilutive.

(d) EBITDA represents earnings before preferred stock dividends, interest expense, interest income, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(e) Earnings consist of income before minority interest, preferred stock dividends, income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest (estimated to be 1/3 of such expense). Earnings were insufficient to cover fixed charges for the year December 31, 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996, 1997, and 1998 by $874,235, $123,985, $1,629,822, $3,498,751, $9,091,533, and $43,262,127,
respectively.

(f) Determined by dividing the number of subscribers by the number of homes passed. Because we do not begin to market our services in an area until our network has been expanded and we typically need 60 to 90 days once marketing has commenced to build our subscriber base, our penetration rate is adversely affected during rapid expansion of the networks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. In addition, members of our senior management may, from time to time, make certain forward-looking statements concerning our operations, performance and other developments. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, Including those set forth under the caption "Business--Risk Factors" and elsewhere in this annual report on Form 10- K, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission or in documents where such forward-looking statements appear.

         The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 1998 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-K.

GENERAL

We offer our customers broadband communications services, including:

         - traditional and digital cable television;

         - local and long distance telephone; and

         - high-speed Internet access service.

Our customers have the choice of receiving these services individually or as part of a bundle of services. In addition, we sell access to our network and provide various network-related services to other telecommunications companies, such as long distance telephone companies and Internet service providers.

         We provide all of these services using high-speed broadband networks that are two-way interactive. Broadband networks are high-capacity, which means they can handle large volumes of voice, video and data. Two-way interactive networks give customers the ability to send and receive signals at the same time. Two-way interactive networks are required for telephone service and provide for higher speed Internet connections than traditional one-way networks. It is important to our strategy to provide bundled high-speed communications services that our networks are broadband and two-way interactive.

         We have been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in the five metropolitan areas of Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina; and we plan to expand to additional mid-sized cities in the southeastern United States. In addition, we provide traditional analog and digital cable television services in Huntsville, Alabama. Our Huntsville facilities are being upgraded to provide local and long distance telephone and high-speed Internet access services.

     We began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using these systems as a base for constructing new interactive broadband networks. Since acquiring the Montgomery and Columbus systems, we have significantly expanded these networks and upgraded the acquired networks to offer additional broadband communications services.

     In December 1997, we acquired a cable television system in Panama City Beach, Florida. We are currently upgrading this cable system and extending the network into the Panama City metro area. We expect to complete this upgrade in 2000.

         In early 1998, we began expanding into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new interactive broadband networks. We expect to complete construction of these networks by 2003.

     In June 1998, we acquired TTE Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

     In October 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed by 2001.

REVENUES AND EXPENSES

     We can group our revenues into four categories: video revenues, telephone revenues, Internet revenues and other revenues.

     - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 86.1% of our consolidated revenues for the year ended December 31, 1998.

     - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 12.8% of our consolidated revenues for the year ended December 31, 1998.

     - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 1.1% of our consolidated revenues for the year ended December 31, 1998.

     Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

     Cost of services expenses include:

     - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 24.6% of our operating expenses for the year ended December 31, 1998. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

     - Telephone and Internet access services. Cost of services related to our telephone and Internet access services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

     Selling, operations and administrative expenses include:

     - Sales and marketing costs. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

     - Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

     - Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

     - General and administrative expenses. General and administrative expenses consist of corporate and subsidiary general management and administrative costs.

     Depreciation and amortization expenses include:

     - Depreciation and amortization expenses. Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as of December 31, 1997 and 1998:


                                                                   AS OF DECEMBER 31,
                                                                  -------------------
                                                                     1997       1998
                                                                   --------   --------
Connections(1)
  Video.....................................................        37,716     74,744
  Telephone.................................................           129      5,615
  Internet..................................................           113        758
                                                                   -------    -------
Total Connections...........................................        37,958     84,117
                                                                   =======    =======
Marketable Passings.........................................       125,823    232,202
                                                                   =======    =======


(1) Connections represent revenue-generating connections. For video and high-speed internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.

     The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 1997 and 1998.

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                     ---------------
                                                                      1997      1998
                                                                      ----      ----
Operating revenues........................................            100%      100%
                                                                      ---       ---

Operating expenses:
  Cost of services                                                    46        46
  Selling, operating and administrative                               72        99
  Depreciation and amortization...........................            35        48
                                                                     ----      ----
          Total...........................................           153       193
                                                                     ----      ----
Operating income (loss)...................................           (53)      (93)
Other income and expenses.................................           (35)      (73)
                                                                     ----      ----
Income (loss) before minority interest, income tax
  (provision) benefit and cumulative effect of a change in
  accounting principle....................................           (88)     (166)
Income tax (provision) benefit............................             0        26
Cumulative effect of change in accounting principle.......             0        (2)
                                                                     ----      ----
Net income (loss).........................................           (88)%    (142)%
                                                                     ====      ====


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues. Our operating revenues increased $15.4 million, or 149.0% from $10.4 million for the year ended December 31, 1997 to $25.8 million for the year ended December 31, 1998. Our increased revenues resulted primarily from:

- added subscribers in 1998 due to the extension of our broadband networks in the Montgomery, Columbus, and Panama City markets,

- our offering of services in the Augusta and Charleston markets at the end of the third quarter of 1998; and

- our acquisition of the Beach Cable, TTE and Cable Alabama systems in December 1997, June 1998 and October 1998, respectively (see Note 9 to our consolidated financial statements filed as part of this Form 10-K).

         Expenses. Our operating expenses, excluding depreciation and amortization, increased $25.1 million, or 205.0%, from $12.2 million for the year ended December 31, 1997 to $37.2 million for the year ended December 31, 1998. Cost of services were $11.9 million in 1998 compared to $4.8 million in 1997. Selling, operating, and administrative expenses were $25.4 million and $7.4 million, respectively, for such periods. The increases in our cost of services and selling, operating, and administrative expenses is consistent with our growth in revenues due to the expansion of our operations and the increase in the number of employees in connection with such expansion and growth into new markets.

         Our depreciation and amortization increased from $3.7 million for the year ended December 31, 1997 to $12.4 million for the year ended December 31, 1998, due to a significant increase in property, plant, equipment and intangible assets resulting from the expansion of our networks, the acquisition of the Beach Cable, TTE and Cable Alabama systems and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         Our interest expense increased from $6.2 million for the year ended December 31, 1997 to $28.7 million for the year ended December 31, 1998. The increase in interest expense reflects the accrual of a full year of the interest expense attributable to the senior discount notes issued in October 1997.

         INTEREST INCOME. Interest income increased from $2.8 million for the year ended December 31, 1997 to $9.6 million for the year ended December 31, 1998, and reflects primarily interest income from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997.

         Income Tax (Provision) Benefit. We recorded an income tax benefit of $6.8 million for the year ended December 31, 1998. This income tax benefit results from our utilizing net tax losses under a tax sharing agreement with ITC Holding. (See Note 6 to our consolidated financial statements filed as part of this Form 10-K).

         CHANGE IN ACCOUNTING PRINCIPLE. We recorded a cumulative effect of a change in accounting principle of $583,000 representing the write-off of pre-operating and organizational costs that were previously capitalized (See
Note 2 to our consolidated financial statements filed as part of this Form
10-K).

         NET LOSS. We incurred a net loss for the year ended December 31, 1998 of $36.5 million compared to a net loss of $9.1 million for the year ended December 31, 1997. We expects our net losses to continue to increase as we continue to expand our business. See "Business--Risk Factors."

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         REVENUES. Our operating revenues increased $5.1 million, or 94%, from $5.3 million for the year ended December 31, 1996 to $10.4 million for the year ended December 31, 1997. The increased revenues resulted primarily from additional subscribers in 1997 as we extended our broadband networks in the Montgomery and Columbus markets. During 1997, the Montgomery and Columbus networks were extended to pass approximately 56,000 additional homes. The additional homes reached by the extension of the Montgomery and Columbus networks combined with our marketing and sales efforts resulted in approximately 15,270 new subscribers being added to our customer base during 1997.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased $5.8 million or 90%, from $6.4 million for the year ended December 31, 1996, to $12.2 million for the year ended December 31, 1997. Cost of services were $4.8 million in 1997 compared to $2.5 million in 1997. Selling, operations and administrative expenses were $7.4 million and $3.9 million in 1997 and 1996, respectively. The increases in our cost of services and selling, operations and administrative expenses reflect our expansion of our broadband networks in the Montgomery and Columbus markets, the significant increase in the number of employees in connection with such expansion and the planned growth of the business into new markets in the southeastern United States.

         Our depreciation and amortization increased from $1.6 million for the year ended December 31, 1996 to $3.7 million for the year ended December 31, 1997, reflecting a significant increase in capital expenditures during 1997 to expand the Montgomery and Columbus networks.

         Interest expense increased from $1.1 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. The increased expense reflects the accrual of interest expense attributable to our senior discount notes issued in October 1997.

         INTEREST INCOME. Interest income increased from $46,000 for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997, and reflects primarily the interest income from the investment of certain proceeds received from the sale of our senior discount notes in October 1997.

         NET LOSS. We incurred a net loss for the year ended December
31, 1997 of $9.1 million compared to a net loss of $3.1 million for the year ended December 31, 1996. We expect our net losses to continue to increase as we continue to expand our business. See "Business--Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, we had working capital of $52.7 million, compared to $226.8 million as of December 31, 1997.

         We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Net cash provided by (used in) operations totaled $(2.0) million, $(1.3) million and $18.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

-        depreciation and amortization;

-        amortization of notes discount

-        loss on disposition of assets;

-        cumulative effect of an accounting change.

Net cash used for investing activities was $14.4 million, $268.0 million and $18.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. The net cash flow from investing activities in 1996 represented $1.0 million of capital expenditures funded in part by $0.8 million in proceeds from sales of investments. Our investing activities in 1997 consisted primarily of $39.7 million of capital expenditures, $14.3 million for the purchase of the Panama City cable system and a $39.7 million increase in construction related payables. In 1998, our investing activities consisted primarily of $111.3 million of capital expenditures (including inventory), $67.7 million for the acquisition of the Huntsville, Alabama cable system and $0.8 million for an investment in ClearSource, Inc. These investing activities are offset by $161.6 million in proceeds from the sale of short-term investments.

         Net cash flow from financing activities was cash provided of $16.2 million, cash provided of $272.8 million and cash used of $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash flow from financing activities was cash provided of $16.2 million, cash provided of $272.8 million and cash used of $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Cash flow from financing activities in 1996 included $10.9 million of additional infusion of equity and $4.3 million of repayments from affiliates. Cash flow from financing activities in 1997 included $257.3 million in proceeds from the issuance of senior discount notes and $42.8 million of additional infusion of equity, offset by $29.9 million of repayment of debt. Cash used in financing activities in 1998 included $1.5 million in expenditures related to the issuance of debt.


FUNDING TO DATE

         On October 22, 1997, we received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases significantly limit or prohibit, our ability our to:

-        incur indebtedness;

-        pay dividends;

-        prepay subordinated indebtedness;

-        redeem capital stock;

-        make investments;

-        engage in transactions with stockholders and affiliates;

-        create liens;

-        sell assets; and

-        engage in mergers and consolidations.

If we fail to comply with these covenants, our obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us and our subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50 million of additional secured indebtedness. Upon a change of control, as defined in the indenture, we would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

     Each unit in the offering also consisted of a warrant to purchase 0.003734 shares of our preferred stock at an exercise price of $0.01 per share.

     In connection with the units offering, we completed an equity private placement, in which we issued approximately 21,400 additional shares of preferred stock at $1,500 per share to ITC Holding, Century Telephone Enterprises, Inc., SCANA Communications, Inc., South Atlantic Venture Fund III, Limited Partnership and AT&T venture funds for aggregate proceeds of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T venture funds and SCANA Communications, Inc. purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of preferred stock, respectively, in this private placement. A portion of the proceeds from this private placement were used to repay approximately $11.0 million in borrowings from SCANA and an additional $11.0 million of debt we incurred to finance the purchase of our cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995. ITC Holding subsequently repurchased all shares of our preferred stock owned by Century Telephone, South Atlantic and SCANA during 1998.

     On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting our ability and the ability of our subsidiaries to:

         -        incur debt;

         -        create liens;

         -        pay dividends;

         -        make distributions or stock repurchases;

         -        make certain investments;

         -        engage in transactions with affiliates;

         -        sell assets; and

         -        engage in mergers and acquisitions.

The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of revenue generating units and average revenue per subscriber. We are currently in compliance with these covenants. Should we not be in compliance with the covenants in the future, we would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding against the facility could be payable to the lender on demand. A change of control of our company, as defined in the credit facility agreement, would constitute a default under the covenants. To date, no funds have been drawn against the credit facility.

FUTURE FUNDING

     Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to spend approximately $94 million for capital expenditures during 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks. We currently expect to spend approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million includes approximately $70 million related to the construction of networks in our existing markets. The remainder primarily relates to the purchase of customer premise equipment, information systems and the commencement of the construction of networks in additional markets. Failure to have access to additional funds during 2000 could require us to delay some of our construction plans, delay preliminary efforts in new markets and possibly require us to restrict or reduce the level of operations in some markets.

     We presently estimate the cost to complete construction of the networks in our existing markets to be approximately $170 million, of which approximately $70 million would be expended during 2000. We currently expect that if sufficient funds are raised, the construction of our networks in our existing markets would be substantially completed during 2002.

     We presently expect that present cash reserves, cash flow from operations, funding obtained through our existing credit facility and the private offering discussed below will be sufficient to fund our 2000 capital expenditures. We will need additional capital to complete construction of our networks through 2002. We expect to raise this capital through private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our current markets. This may cause us to violate our franchises agreements, which could adversely affect us, or may just limit our growth within these markets.

     We plan to expand to additional mid-sized cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $50 to $75 million per city, though our costs could be as much as $85 million to $90 million per city for larger markets. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to expand into additional cities, for new business activities or in the event we decide to make additional acquisitions. We expect to raise this capital through private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we will not be able to expand to additional cities as planned. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised.


THE YEAR 2000 ISSUE

     General

     The year 2000 issue is a general term used to describe the various problems that may result in computers and other machinery as we reach the year 2000. These problems generally arise from the fact that most of the world's computers have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the 2000's from dates in the 1900's.

     These problems are expected to increase in frequency and severity as the year 2000 approaches. This issue impacts our owned or licensed computer systems and equipment used in connection with internal operations.

     Third Parties

     We also rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The year 2000 problem could cause these systems to fail, err, or become incompatible with our systems.

     Certain of our suppliers and vendors could have a material affect on our business if they fail to become year 2000 ready. In these cases, we are relying on the determination by an outside testing company that these vendors and suppliers are ready for the year 2000. Also, we have conducted our own testing of certain major components of the systems provided to us by third parties. Nonetheless, if we or a significant third party on which we rely fails to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with such third party systems, our business could suffer from material disruptions, including the inability to process transactions, send invoices, accept customer orders or provide customers with our services. We could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions.

     Our State of Readiness

     We established a year 2000 program office to coordinate activity and report to our executive management and board of directors with regard to the year 2000 issue. Our year 2000 program office developed a plan for us to become year 2000 ready by the middle of the fourth quarter 1999. This plan covers:

         -        our technology and operating systems;

         -        billing of our cable, telephone and Internet services;

         -        customer service;

         -        financial operations and reporting;

         -        network monitoring; and

         - the systems of our major vendors, third party service providers and other material service and content providers.

     We are addressing our year 2000 plan with respect to our internal operations in six phases:

         - an awareness phase, in which we inventory and evaluate our systems, components and other significant infrastructure;

         - an assessment phase, in which we identify those elements that reasonably could be expected to be affected by year 2000 problems;

         - a remediation phase, in which we remediate or replace equipment that we believe will fail to operate properly in the year 2000;

         - a testing and validation phase, in which we test the remediation and replacement conducted and validate its ability;

         - an implementation phase, in which we add our new or updated equipment to our current systems; and

         - a contingency phase, in which we develop contingency plans for our at-risk business functions.

We have completed the awareness, assessment, remediation and contingency phases of our plan for all of our services and systems. We have substantially completed the testing and validation and implementation phases for all of these services and systems.

     Certain actions in the remediation phase have been conducted by the third parties who provide hardware, software, or services that comprise our systems. We have polled all the third parties who provide material hardware, software, or services as part of our information technology and operating systems with regard to each of such third party's year 2000 compliance plan and state of readiness. We have actively sought responses from all vendors and third parties as to year 2000 compliance, status of plans and readiness. All key vendors have responded and most of the third parties have assured us that their hardware and/or software is currently or will be year 2000 compliant before the end of the year. We expect to have any remaining non-compliant systems in compliance before the end of 1999.

     Costs

     To date, we have incurred approximately $450,000 of costs in connection with our year 2000 plan, and we anticipate spending approximately $150,000 in additional funds. We expense all costs associated with our Year 2000 plan as we incur them and anticipate funding the costs of our plan from cash flows. To date, we have not deferred any specific information technology projects because of the costs of our plan.

     Risks

     The failure to correct a material year 2000 problem or to implement a contingency plan could result in system failures leading to a disruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect our business, profitability and operating results.

     Contingency Plans

     We have a year 2000 contingency planning committee, which has developed year 2000 contingency plans for all of our information technology and operating systems and for each of our locations. This committee identified key business risks which were used to drive the development of these plans. Additionally, we use an outside consulting service to assist in our year 2000 readiness, project coordination and execution of the year 2000 plan.

     Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of our operations. We believe that such contingency plans will assist us in responding to any failure by outside service providers to successfully address year 2000 issues. In addition, we have developed complete contingency plans that address our most reasonably likely worst case year 2000 scenarios including identification of alternate vendors and service providers and manual alternatives to system operations.

     Our contingency plans for the components of our operations that are provided by third parties and are of greatest concern to us in the event of a year 2000 problem are:

         - Network. To prepare for potential year 2000 problems affecting our network, we have leased more facilities to provide greater redundancy. We have also received vendor assurances with regard to our network.

         - Billing. We have conducted our own testing of our billing systems. In addition, we are relying on third-party verification that these systems are ready for the year 2000.

         - Switching. We have only one switch, through which we route all of our telephone data transmissions. A team of specialists from an outside consulting service will be on call to provide backup support in the event of any year 2000 problems. The switching functions have also been tested by us and by third-parties for year 2000 readiness.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

         We have no derivative financial instruments outstanding to hedge interest rate risk. To date, no funds have been drawn against our credit facility. However, any borrowings under our credit facility which are based on either prime rate or federal funds rate plus applicable margin or LIBOR plus applicable margin would be subject to market conditions. Any changes in these rates would affect the rate at which we could borrow funds under our credit facility. A hypothetical 10% increase in interest rates on our variable rate bank debt for a duration of one year would increase interest expense by an immaterial amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Item 8 is incorporated by reference to pages F-1 through F-22 and S-1 through S-2 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are listed below. Our directors are elected at the annual meeting of stockholders. Our executive officers are appointed at the first meeting of our board of directors after each annual meeting of stockholders. Directors and executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of December 31, 1998.



         NAME                         AGE           POSITION(S) WITH COMPANY
         ----                         ---           ------------------------

William E. Morrow..............       36       Chief Executive Officer and Director
Rodger L. Johnson..............       50       President, Chief Operating Officer
Marcus R. Luke, Ph.D...........       43       Chief Technology Officer
Felix L. Boccucci, Jr..........       41       Chief Financial Officer and
                                               Vice President of Business Development
James T. Markle................       39       Vice President of Network Operations
Bret T. McCants................       39       Vice President of Network Construction
                                               and Maintenance


Peggy B. Warner................       47       Vice President of Marketing and Carrier Sales
Ancel A. Hamilton, Jr..........       49       Vice President of Strategic Planning
Chad S. Wachter................       32       Vice President, General Counsel and Secretary
Campbell B. Lanier, III (1)....       48       Chairman of the Board of Directors
Richard Bodman.................       60       Director
Donald W. Weber (2)............       62       Director
Donald W. Burton(2)............       54       Director
L. Charles Hilton, Jr (1)......       67       Director
William H. Scott, III (2)......       51       Director
Alan A.  Burgess (1)...........       63       Director

----------------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation and Stock Option Committee.

         WILLIAM E. MORROW has been Chief Executive Officer and director since February 1997. Mr. Morrow serves as a director of ClearSource Inc. From August 1996 to February 1997, Mr. Morrow served as Senior Vice President and General Manager of Network Alliances for UtiliCom Networks. From March 1985 to August 1996, Mr. Morrow served in various capacities at Central and South West Corp. including Marketing, Area Management, Governmental/Regulatory Lobbyist and Ventures/Business Development. From December 1993 to August 1996 he served as Founder and Managing Director of CSW Communications. While at CSW Communications, Mr. Morrow oversaw the company's energy management services over a 750 MHz two-way broadband network, the construction, maintenance, operation and marketing of long-haul fiber capacity, and the design, construction, operation and marketing of competitive access services.

         RODGER L. JOHNSON was named as our President and Chief Operating Officer effective April 1999. Prior to joining us, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central Inc., a provider of coin-operated and inmate telephones, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of Infomed Systems, Inc., a publicly-held medical software manufacturer. Mr. Johnson will retain his positions and continue to serve both JKC Holdings, Inc. and Infomed Systems, Inc. in a more limited management capacity for the immediately foreseeable future. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Brock Control Systems, Inc., a publicly-held sales and marketing software provider.

         MARCUS R. LUKE, PH.D. has served as our Chief Technology Officer of the Company since August 1997. Prior to this he served as our Vice President of Network Construction from November 1995 until August 1997, and Director of Engineering of Cybernet Holding, L.L.C., from May 1995 until November 1995. Prior to joining us, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI's southeast area, which included Montgomery. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

         FELIX L. BOCCUCCI, JR. is currently serving as our Chief Financial Officer and has served as our Vice President of Business Development since August 1997. He served as Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. In addition, he currently serves as Chief Financial Officer for Interstate and Valley Telephone Companies. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE's Central Area Telephone Operations. From 1987 to 1991, He was the controller in charge of Contel's Eastern Region Telephone Operations comprising 13 companies in twelve states.

         BRET T. MCCANTS has served as our Vice President of Network Services since April 1997. Prior to joining us, Mr. McCants was a co-founder of CSW Communications. From January 1996 to April 1997 he served as Director of Operations for CSW Communications and from 1994 to 1996 he participated in the development and managed the deployment of interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, he served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994, and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants also held several positions in the Sales, Marketing and Engineering departments at Central Power and Light Company.

         ANCEL A. HAMILTON, JR. has been our Vice President of Strategic Planning since October 1998 and he served as our Vice President of Operations from October 1997 through October 1998. From June 1994 to October 1997, Mr. Hamilton served as Vice President--Operations for InterCall where he managed call center and network operations. From June 1991 to June 1994, Mr. Hamilton served as General Manager--Information Services for SCANA Corporation, where he managed all facets of the information systems function including computer operations, programming and customer support. From 1983 until 1991, Mr. Hamilton served in numerous marketing and sales positions with International Business Machines Corporation, primarily in the electric utility and government arenas.

         JAMES T. MARKLE joined us in March 1999 as Vice President of Network Operations. Prior to joining us, Mr. Markle was employed by MindSpring Enterprises, Inc. where he served as the Executive Vice President of Network Operations from March 1998 and as Vice President of Network Operations from April 1995. Prior to joining MindSpring, from April 1994 until April 1995, Mr. Markle served as the Director of Technical Support for Concert Communications Co., a telecommunications company. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications, a telecommunications company. Mr. Markle served in various operation positions at SouthernNet/Telecom*USA, including Director of Operations for a multistate region, from July 1985 until July 1990.

         PEGGY B. WARNER joined us as Vice President of Marketing and Carrier Sales in January 1998. From February 1995 to December 1997, Ms. Warner held various positions at SCANA Communications, Inc., including Manager Sales, Marketing and Customer Service and General Manager. While at SCANA Communications, Inc., Ms. Warner was responsible for the company's fiber optic carriers' carrier and 800 MHz trunked radio lines of business. Prior to that time, from December 1993 to January 1994, she was an Executive National Accounts Manager with MCI Telecommunications Corporation where she developed and managed a nationwide Government Systems regional sales organization. Ms. Warner also held various other sales and marketing management positions with MCI between May 1986 and January 1995. She was an Account Manager with AT&T Information Systems between January 1983 and April 1986, and she held various sales positions with BellSouth prior to 1983.


         CHAD S. WACHTER has served as our General Counsel and Secretary since August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., an affiliate of ITC that operates cellular and PCS businesses. From May 1990 until April 1997, Mr. Wachter was an associate and then a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

         CAMPBELL B. LANIER, III has been one of our director since November 1995 and was elected Chairman of the Board in June 1998. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and served as a director of the corporate predecessor of ITC Holding from its inception in May 1985. He is Chairman of the Board and a director of ITCDeltaDeltaCom, as well as a director of MindSpring, National Vision Associates, Ltd. (a full service optical retailer) and K&G Men's Centers, Inc., Mr. Lanier serves as Vice Chairman of the Board of AvData and Chairman of the Board of Powertel, Inc. He served as Chairman of the Board of AvData from June 1988 to September 1990. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

         RICHARD BODMAN has been one of our directors since June of 1996. Mr. Bodman is currently the Managing General Partner of AT&T Ventures. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of the following public companies: Internet Security Systems, Inc., Tyco International Inc., Reed Elsevier and NHP, Inc.

         DONALD W. WEBER has been one of our directors since August 1998. Since 1997, Mr. Weber has been a consultant and private investor. Since 1995, Mr. Weber served as President and Chief Executive Officer of ViewStar Entertainment Services, Inc., a digital satellite services company. From 1987 to 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, and served as a director of Contel Corporation, a telecommunications company. Currently, Mr. Weber serves as director of Powertel, Inc., HeadHunter.NET, Inc., Pegasus Communications Corporation, a media and communications company and HIE, Inc., a health care software provider.

         DONALD W. BURTON has been one of our directors since January 1996. Since January 1981, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since October 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the board of directors of several ITC companies, including ITC Holding, ITCDeltaDeltaCom, Inc. and Powertel, Inc. He is a director of the Heritage Group of Mutual Funds and several private companies. Mr. Burton also serves as a director of the National Venture Capital Association.

         L. CHARLES HILTON, JR. has been one of our directors since we acquired the Beach Cable System in December 1997. Mr. Hilton has been elected to serve a one-year term as a member of our board of directors pursuant to the Beach Cable System acquisition agreement. Mr. Hilton was the founder and sole stockholder of Beach Cable, Inc., and served as its Chief Executive Officer from 1991 to December 1997. Since 1958, Mr. Hilton has served as Chairman and Chief Executive Officer of Gulf Asphalt Corporation, a general construction firm. Mr. Hilton has been a partner in the law firm of Hilton, Hilton, Kolk & Roesch since 1984, and currently serves as Chief Executive Officer of Hilton, Inc., a family corporation which owns and operates various commercial buildings in Bay County, Florida. He also is a member of the board of directors of several private companies.

         WILLIAM H. SCOTT, III has been one of our directors since November 1995. Mr. Scott has served as President of ITC Holding since December 1991 and has been a director of ITC Holding since May 1989. Mr. Scott is a director of several ITC Companies, including ITC Holding, PowerTel, Inc., AvData, ITCDeltaDeltaCom, and MindSpring. From 1989 to 1991, he served as Executive Vice President of the corporate predecessor of ITC Holding. From 1985 to 1989, Mr. Scott was an officer and director of Async Corporation. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer, and Vice President--Administration. He was a director of SouthernNet from 1984 to 1987.

         ALAN A. BURGESS has been one of our directors in January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Andersen Consulting. Over his thirty-year career he held a number of positions as Managing Partner, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989 he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Andersen Consulting's Global Management council and was a member of the Partner Income Committee. Mr. Burgess is also the Chief Financial Officer of Seventh Wave Technologies, Inc.


COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board currently has two committees, the audit committee and the compensation and stock option committee.

     The audit committee, among other things:

         - recommends the firm to be appointed as independent accountants to audit our financial statements;

         - discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results;

         - considers the adequacy of our internal accounting controls and audit procedures; and

         - reviews the non-audit services to be performed by the independent accountants.

The members of the audit committee are Messrs. Hilton, Burgess and Lanier.

     The compensation and stock option committee reviews and recommends the compensation arrangements for management and administers our stock option plans. The members of the compensation and stock option committee are Messrs. Scott, Weber, and Burton.

DIRECTOR COMPENSATION

         Our directors receive no directors' fees. Our directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred. Our directors are also eligible to receive grants of stock options under our stock option plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of our Compensation and Stock Option Committee are Messrs. Scott, Weber and Burton. Each of these members serves as a director or executive officer of ITC Holding. We have engaged in, or have ongoing, several transactions with ITC Holding or its affiliates, as discussed below under the caption "Certain Transactions and Relationships."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides compensation information for our chief executive officer and the most highly compensated other executive officers whose total annual salary and bonus exceed $100,000. We will use the term "named executive officers" to refer to these people later in this Form 10-K.

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                             ANNUAL              ------------
                                                          COMPENSATION            SECURITIES
                                                  ---------------------------     UNDERLYING     ALL OTHER
                                        YEAR(1)     SALARY            BONUS       OPTIONS(2)   COMPENSATION(3)
                                        -------   ---------          --------    ------------- --------------

William E. Morrow                        1998     $ 134,539          $ 76,800       105,000      $  8,014
     President and Chief Executive       1997     $ 102,462(5)       $ 22,602        45,000      $ 24,526
       Officer(4)
James K. McCormick                       1998     $ 110,962          $  4,800        37,500      $ 35,819
     Chief Financial Officer(11)         1997     $  30,770(6)       $ 17,609        15,000      $ 33,700
Felix L. Boccucci, Jr.                   1998     $  98,250          $ 33,385         7,500      $     --
     Vice President of Business          1997     $  92,430          $  9,473            --      $ 36,159(8)
       Development(7)                    1996     $  84,015          $ 46,102       16516.5      $ 68,464(9)
Bret T. McCants                          1998     $ 101,494          $ 29,926        30,000      $  5,041
     Vice President of Network           1997     $  58,847(10)      $ 21,177        10,500      $ 35,535
       Construction and Maintenance
Marcus R. Luke                           1998     $  97,307          $ 31,275        22,500      $  4,800
     Chief Technology Officer            1997     $  90,292          $  6,102            --      $  5,111
                                         1996     $  72,547          $  7,102         6,405      $  5,076


---------------
(1) Most of the named executive officers were initially employed by us during 1997 or are in a different position with us than the position held by such named executive officer in 1996.

(2)      All options are exercisable for shares of our common stock.

(3) Includes car allowances, relocation expenses and premiums on life insurance.

(4) Mr. Morrow has served as our President and Chief Executive Officer since the resignation of Mr. Walker in February 1997.

(5) Reflects amounts paid to Mr. Morrow based on an annual salary rate of approximately $120,000.

(6) Reflects amounts paid to Mr. McCormick based on an annual salary rate of approximately $100,000.

(7) Mr. Boccucci served as our Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997.

(8) Includes grants of ITC Holding capital stock valued at $30,789 at the time of grant.

(9) Includes grants of ITC Holding capital stock valued at $63,448 at the time of grant.

(10) Reflects amounts paid to Mr. McCants based on an annual salary rate of approximately $90,000.

(11)     Mr. McCormick resigned his position in February 1999.

INCENTIVE COMPENSATION PLAN

         Our stock option plan allows us to grant options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualifying options to our key employees and non-employee directors and those of our subsidiaries. The stock option plan authorizes the issuance of up to 7,000,000 shares of common stock pursuant to options granted under the plan. The maximum number of shares subject to options that may be awarded under the plan to any person is 450,000 shares. The compensation and stock option committee of the board of directors administers the plan and grants options to purchase common stock.

     The exercise price for incentive stock options granted under the stock option plan must be at least 100% of the fair market value of the common stock on the date of grant and must be at least 110% to an optionee beneficially owning more than 10% of the outstanding common stock. The exercise price for non-incentive stock options granted under the plan must be at least the par value of the common stock. The maximum option term is ten years, or five years to an optionee beneficially owning more than 10% of the outstanding common stock. Options may be exercised at any time after grant except as otherwise provided in the particular option agreement. There is also a $100,000 limit on the value of common stock covered by incentive stock options that become exercisable by an optionee in any year. The board of directors may amend, suspend or terminate the stock option plan for shares of common stock for which options have not been granted.

         At December 31, 1998, we had options to purchase 6,313,476 shares of common stock outstanding pursuant to the stock option plan.

OPTION GRANTS

         The following table sets forth information with respect to grants of stock options to the named executive officers during the fiscal year ended December 31, 1998. No stock appreciation rights have been granted.

                           OPTION GRANTS DURING 1998



                                                  INDIVIDUAL GRANTS(1)
                             --------------------------------------------------------------

                                          PERCENT OF
                                            TOTAL
                             NUMBER OF      OPTIONS
                             SECURITIES    GRANTED TO                                            POTENTIAL REALIZED VALUE AT
                             UNDERLYING    EMPLOYEES                                            ASSUMED ANNUAL RATES OF STOCK
                              OPTIONS      IN FISCAL   EXERCISE                  EXPIRATION           PRICE APPRECIATION
NAME                          GRANTED       YEAR(2)      PRICE     GRANT DATE      DATE               FOR OPTION TERM(3)
----                         ----------   -----------  --------    ----------    ----------     -----------------------------
                                                                                                    5%             10%
                                                                                                    --             ---
William E. Morrow             105,000       18.6%        $ 10      February 4,   February 4,        $ 660,450      $ 1,673,700
    President and Chief                                            1998          2008
    Executive Officer
James K. McCormick             37,500        5.8%        $ 10      February 4,   February 4,        $ 237,875      $   562,500
    Chief Financial Officer                                        1998          2008
                                                                                 (Now cancelled)
Felix L. Boccucci, Jr.          7,500        1.3%        $ 10      February 4,   February 4,        $  47,175      $   119,550
    Vice President of                                              1998          2008
    Business
    Development(4)
Bret T. McCants                30,000        5.3%        $ 10      February 4,   February 4,        $ 188,700      $   478,200
    Vice President of                                              1998          2008
    Network Construction
    and Maintenance
Marcus R. Luke                 22,500        4.0%        $ 10      February 4,   February 4,        $ 141,525      $   358,650
    Chief Technology                                               1998          2008
    Officer





---------------
(1) All options are exercisable for shares of common stock and are granted under the stock option plan. Such options generally vest over five years unless such person's employment with the Company is terminated, in which case options that have not vested at that time will terminate.
(2)      Based on 565,374 options granted in fiscal 1998.
(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock price performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded.
(4) Mr. Boccucci served as our Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         None of the named executive officers exercised stock options during the fiscal year ended December 31, 1998. Since our common stock is not traded, we have no presently available estimates of the market value of such shares at December 31, 1998. No stock appreciation rights have been granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at February 28, 1999, regarding beneficial ownership of our capital stock of the Company by:

- each person known by us to beneficially own more than 5% of our outstanding capital stock;

- each of our executive officers;

- each of our directors; and

- all directors and executive officers as a group.

The information as to beneficial ownership has been furnished by our stockholders, directors and executive officers and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



                                                                                                PERCENT OF
                                                                   AMOUNT AND                 TOTAL SHARES OF
NAMES AND ADDRESS OF                                            NATURE OF SHARES               CAPITAL STOCK
BENEFICIAL OWNERS AND DIRECTORS                                BENEFICIALLY OWNED(1)(2)        OUTSTANDING(2)
-------------------------------                                ------------------------       ---------------

InterCall Inc (3).........................................          6,384,750                        84.5%
AT&T Venture Funds(4).....................................          1,066,950                        14.1
Richard Bodman(4).........................................          1,066,950                        14.1
Felix L. Boccucci, Jr.(5)(8)(9)...........................             11,400                           *
William E. Morrow(8)(9)...................................              3,000                           *
James McCormick(7)(8)(9)..................................              3,000                           *
Marcus R. Luke(6)(8)(9)...................................              6,525                           *
James T. Markle...........................................                 --                           *
Bret McCants(8)(9)........................................              1,200                           *
Peggy A. Warner...........................................                 --                           *
Rodger L. Johnson..........................................                --                           *
Ancel A. Hamilton, Jr.(8)(9)..............................                 --                           *
Peggy B. Warner(9)........................................                 --                           *
Chad S. Wachter(9)........................................                 --                           *
Campbell B. Lanier (10)...................................          6,384,750                        84.5%
Donald W. Weber...........................................                 --                           *
Donald W. Burton..........................................                 --                           *
L. Charles Hilton, Jr.....................................                 --                           *
William H. Scott, III.....................................                 --                           *
Alan A. Burgess...........................................                 --                           *
All executive officers and directors as a group
(17 persons)(5)(6)(8).....................................          1,092,075                        14.4%

--------------------
*  Less than one percent.


(1) We have 394 shares of common stock outstanding issued to a former employee under the stock option plan. Our preferred stock is assumed to be converted using a ratio of 150:1 preferred stock to common stock for the purpose of this table.
(2) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of capital stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from January 31, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Each share of capital stock owned represented in this table represents a share of our common stock, including options to purchase 9,909.9 shares of Common Stock granted to Mr. Boccucci and an option to purchase 3,285 shares of our common stock granted to Mr. Luke which are currently exercisable.
(3) The address of Intercall Inc. is 1211 O.G. Skinner Drive, West Point, Georgia 31833. Intercall is a wholly owned subsidiary of ITC Holding.
(4) The address of each of the AT&T Venture Funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815. Includes 543 shares owned by Venture Fund I, L.P., of which Venture Management I, a general partnership, is the general partner, of which Mr. Bodman is the managing general partner; 4,886 shares owned by AT&T Venture Fund II, L.P., of which Venture Management, L.L.C. is the general partner, of which Mr. Bodman is a manager; includes 256 shares owned by Special Partners Fund, L.P., of which Venture Management III, L.L.C. is the general partner, of which Mr. Bodman is a manager; and includes 1,428 shares owned by Special Partners Fund International, L.P., of which the investment general partner is Venture Management III, L.L.C., of which Mr. Bodman is a manager. Each of the respective AT&T Venture Funds has sole voting and investment power with respect to the shares beneficially owned by such fund.
(5) Includes options to purchase 9,909.9 shares of our common stock which are currently exercisable.
(6) Includes options to purchase 3,825 shares of our common stock which are currently exercisable.
(7) Mr. McCormick has shared voting and investment power with respect to such shares with his wife.
(8)      Does not include options to purchase 25,080, 14,106.6, 150,000, 52,500
         40,500, 37,500, 37,500, and 30,000 shares of our common stock held by Messrs. Luke, Boccucci, Morrow, McCants, Hamilton, Warner and Wachter respectively, which are not exercisable within 60 days from January 31, 1998.
(9) The address of each of Messrs. Hilton, Lanier, Scott, Walker, Boccucci, Luke, Morrow, McCants, Hamilton, Wachter and Ms. Warner is c/o KNOLOGY Holdings, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.
(10)     These are the shares owned by Intercall, Inc.



         ITC Holding Company, Inc formed us in November 1995. As of January 31, 1999, ITC Holding, through a wholly-owned subsidiary named InterCall, Inc., owned approximately 84.4% of the capital stock of our company. ITC Holding is a diversified telecommunications company that owns interests in many companies that have businesses similar to ours. Because of our relationship with ITC Holding, we are affiliated with certain of these companies. Some of them, such as ITCDeltaDeltaCom, Inc., Interstate Telephone Company, Valley Telephone Company and MindSpring Enterprises, Inc., provide us with and/or receive from us services and products. We have described the nature and amount of the business that we do with affiliated companies in greater detail below.

         We have adopted a policy requiring that any material transactions between us and others affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arm's-length transactions with independent third parties.


TRANSACTIONS WITH ITC COMPANIES

         Certain of our directors serve as executive officers and directors and are shareholders in affiliated companies. Campbell B. Lanier, III is Chairman of the Board and Chief Executive Officer of ITC Holding and William II. Scott,
(I) is an officer and director of ITC Holding. Messrs. Lanier and Scott are also officers and directors of several ITC Holding subsidiaries. Donald W. Burton is a director of ITC Holding and several of its subsidiaries. Richard Bodman is the managing general partner of AT&T Ventures, which controls the AT&T venture funds that own approximately 14.1% of KNOLOGY Holdings. Felix Rommuddi, our Vice President of Business Development, served as an executive officer of ITC Holding prior to October 1997 and currently serves as Chief Financial Officer of Interstate Telephone and Valley Telephone. As of December 31, 1998, Campbell P. Lanier, III beneficially owned approximately 23% of the common stock of ITC Holding, and William Scott and Donald Burton beneficially owned approximately 1% and 8%, respectively, of the common stock of ITC Holding.

         Certain affiliated companies provide us with various services and/or receive services provided by us. We feel that our transactions with these affiliated companies are representative of arms' length transactions.

         ITCDeltaDeltaCom provides us with wholesale long-distance and related services and leases capacity to us on certain of its fiber routes. In 1996, 1997 and 1998, these services were worth $482,194, $589,011 and $1,213,533, respectively. During those years, our company provided ITCDeltaDeltaCom with time switching, programming and other services worth $525,368, $386,842 and $639,568, respectively. As of March 15, 1999, Mr. Lanier owned approximately 16% of ITCDeltaDeltaCom. Messrs. Lanier and Scott serve as executive officers and directors of ITCDeltaDeltaCom and Mr. Burton serves as a director of ITCDeltaDeltaCom.

         We received cellular services in 1996, 1997 and 1998 worth $137,389, $118,064 and $342,696, respectively, from Powertel, Inc., and we provided switching, programming and other services to Powertel during this time worth $572,659, $519,956 and $593,221. As of March 12, 1999, ITC Holding owned approximately 27.5% of Powertel.

         We provided services to InterCall, our parent company and a wholly-owned subsidiary of ITC Holding, in 1996, 1997 and 1998 worth $449,861, $477,405 and $737,204, respectively.

         In 1996, 1997 and 1998, we provided local Internet transport services to MindSpring Enterprises, Inc., a national Internet access provider, worth $68,104, $132,524 and $216,049, respectively. As of December 31, 1998, ITC
Holding, through InterCall, owned approximately 18.8% of MindSpring.

         We received services in 1996, 1997 and 1998 worth $77,714, $196,981 and $476,646, respectively, from Interstate Telephone Company, a wholly-owned subsidiary of ITC Holding.

         ITC Holding occasionally provides certain administrative services, such as legal and tax-planning services, for us. The costs of these services are charged to us based primarily on the salaries and related expenses for certain ITC Holding executives and an estimate of their time spent on projects for us. For the year ended December 31, 1998, we recorded $102,000 in selling, operations, administrative and rent expenses related to these services. We feel that the methodology used to calculate the amounts charged is reasonable.

         Our insurance provider is J. Smith Lanier & Co. Mr. Lanier's brother and uncle are principal owners of this insurance placement company. In 1996, 1997 and 1998 this company charged us approximately $222,000, $221,000 and $628,000, respectively, for insurance services.

         During 1998, we leased office space to ITCDeltaDeltaCom and Powertel, for which we received approximately $234,000 of lease income.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1995 and January 1996, in connection with its initial capitalization, we issued to certain investors, including ITC Holding, SCANA Communications, Inc. and South Atlantic Venture Fund III, 7,780 shares of its preferred stock at a purchase price of $1,000 per share, for an aggregate amount of $7,780,000. ITC Holding contributed $4,000,000 plus all of its direct and indirect interests in Cybernet Holding, L.L.C. and in KNOLOGY of Columbus, Inc. in exchange for shares of our preferred stock. SCANA Communications is a communications subsidiary of SCANA Corporation, a diversified utility company. South Atlantic represents a series of venture capital funds. Mr. Burton is managing general partner of South Atlantic Venture Fund I, II and III and is Chairman of South Atlantic Venture Fund, IV, and Mr. Lanier is the managing general partner of South Atlantic Private Equity Fund, IV.

         We are a party to a stockholders' agreement dated December 8, 1995, as amended, with all of our stockholders. No party to the stockholders' agreement could transfer any of our capital stock, rights or options held by such party to third parties without having offered rights of first refusal to purchase such securities to us.

         In May 1996, in connection with a private placement of its preferred stock, we issued 10 shares of its preferred stock to ITC Holding and 9,302 shares of its preferred stock to new investors at a purchase price of $1,200 per share, for an aggregate amount of

$11,174,440. The new investors included Century Telephone Enterprises, Inc., a regional communications company that provides local exchange and cellular telephone services, and certain of the AT&T venture funds, a series of venture capital funds. In connection with this private placement, ITC Holding, the AT&T venture funds, other stockholders and us entered into an agreement among stockholders, which was amended and restated as of July 28, 1997. Pursuant to the agreement, all parties agreed to take all action within their respective power as may be required, for as long as AT&T Venture Fund I, L.P. owned more than 5% of our equity securities, to elect one director designated by each such 5% stockholder.

         In February 1997, we issued 8,960 shares of preferred stock to certain of its current stockholders for a purchase price of $1,200 per share, for an aggregate amount of $10,752,000. As part of this private placement, ITC Holding, Century Telephone, South Atlantic and the AT&T venture funds contributed $4,302,000, $2,096,400, $1,000,800 and $1,416,000, respectively, in exchange for such preferred stock.

         In May 1997, we signed a letter of intent with SCANA Communications, whereby SCANA agreed to provide us with a revolving credit facility of up to $40.0 million for network construction and working capital. The companies, however, never established this credit facility. Beginning in June 1997, we borrowed an aggregate of $11.0 million of principal plus accrued interest (approximately $305,300) from SCANA pursuant to a promissory note. The note accrued interest at the rate of 12% per annum and was payable upon demand after January 1, 1998. We repaid the promissory note in October 1997 with a portion of the proceeds from the offering and the private placement described below.

         In October 1997, we issued approximately 21,400 shares of its preferred stock to qualified investors in an equity private placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T venture funds and SCANA Communications, Inc. purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of preferred stock, respectively, in the equity private placement.

         In October 1997, we also completed a private offering of 444,100 units, each of which consisted of one 11 7/8% senior discount note and one warrant to purchase .003734 shares of its preferred stock, at an exercise price of $.01 per share, for $444.1 million aggregate principal amount at maturity yielding net proceeds of approximately $242.4 million. SCANA Communications purchased 71,050 of these units for $39,998,308. The senior discount notes issued in the offering were subsequently exchanged for substantially identical exchange notes that had been registered under the Securities Act of 1933, as amended, in an exchange offer that expired on March 24, 1998.

         In December 1997, we acquired Beach Cable, Inc., a cable television system in Panama City, Florida. L. Charles Hilton, Jr., the founder and sole stockholder of Beach Cable, received 2,485 shares of our preferred stock in the acquisition valued at $1,500 per share. During 1998, 134 of these shares were returned to KNOLOGY Holdings as part of a purchase price adjustment.

         In January 1998, ITC Holding purchased from Century Telephone its shares of our preferred stock. In July 1998, ITC Holding acquired shares of our preferred stock in exchange for $100 in cash and ITC Holding common stock valued at $1,600 per share for each share of our preferred stock exchanged. ITC Holding purchased 21,551 shares of our preferred stock of from several stockholders, including all of the preferred stock owned by South Atlantic and SCANA Communications in the exchange.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (A)(1) The following Consolidated Financial Statements of the Company and independent auditor's report are included in Item 8 of this Form 10-K.

                  Report of Independent Public Accountants.

                  Company's Consolidated Balance Sheets as of December 31, 1997 and 1998.

                  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 1996, 1997 and 1998.

                  Notes to Consolidated Financial Statements.

         (A)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

                  Independent Auditor's Report on the Financial Statement Schedules.

                  Schedule II--Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (A)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:


EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

 2.1              Agreement and Plan of Merger, dated December 5, 1997, by and among
                  KNOLOGY Holdings, Inc., KNOLOGY of Panama City, Inc., Beach Cable,
                  Inc. and L. Charles Hilton (Filed as Exhibit 2.1 to the Registration
                  Statement on Form S-4, File No. 333-43339 (the "Form S-4") and
                  incorporated herein by reference).

 2.2+             Purchase Agreement between Cable Alabama Corporation and Knology of
                  Huntsville, Inc., dated as of October 19, 1998.

 3.1              Certificate of Amendment of Certificate of Incorporation of KNOLOGY
                  Holdings, Inc. (Filed as Exhibit 3.1 to the Form 10-Q for the
                  quarter ended March 31, 1998 and incorporated herein by reference).

 3.2              Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Filed as
                  Exhibit 3.2 to the Form S-4 and incorporated herein by reference).

 3.3              Certificate of Amendment to Certificate of Designation of Preferred
                  Stock. (Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended
                  March 31, 1998 and incorporated herein by reference).

 4.1              Indenture dated as of October 22, 1997 between KNOLOGY Holdings,
                  Inc. and United States Trust Company of New York, as Trustee,
                  relating to the 11-7/8% Senior Discount Notes Due 2007 of KNOLOGY
                  Holdings, Inc. (Filed as Exhibit 4.1 to the Form S-4 and
                  incorporated herein by reference).

 4.2              Registration Rights Agreement, dated October 22, 1997, between
                  KNOLOGY Holdings, Inc., the Placement Agents and SCANA
                  Communications, Inc. (Filed as Exhibit 4.2 to the Form S-4 and incorporated herein by reference).

 4.3              Form of Senior Discount Note (contained in Indenture filed as
                  Exhibit 4.1).

 4.4              Form of Exchange Note (contained in Indenture filed as Exhibit 4.1).

10.1              Unit Purchase Agreement, dated as of October 16, 1997 between
                  KNOLOGY Holdings, Inc. and SCANA Communications, Inc. (Filed as
                  Exhibit 10.1 to the Form S-4 and incorporated herein by reference).

10.2              Warrant Agreement, dated as of October 22, 1997, between KNOLOGY
                  Holdings, Inc. and United States Trust Company of New York
                  (including form of Warrant Certificate) (Filed as Exhibit
                  10.2 to the Form S-4 and incorporated herein by reference).

10.3              Warrant Registration Rights Agreement, dated as of October 22, 1997, between KNOLOGY Holdings, Inc. and United States Trust
                  Company of New York (Filed as Exhibit 10.3 to the Form S-4
                  and incorporated herein by reference).

10.4              Lease Agreement dated April 15, 1996 by and between D.L. Jordan and
                  American Cable Company, Inc. (Filed as Exhibit 10.5 to the Form S-4 and
                  incorporated herein by reference).

10.5              Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power
                  Company and Beach Cable, Inc. (Filed as Exhibit 10.7 to the Form S-4 and
                  incorporated herein by reference).

10.6*             Telecommunications Facility Lease and Capacity Agreement, dated September
                  10, 1996, by and between Troup EMC Communications, Inc. and Cybernet
                  Holding, Inc. (Filed as Exhibit 10.16 to the Form S-4 and
                  incorporated herein by reference).


  10.7 Master Pole Attachment Agreement dated January 12, 1998 by and between South Carolina Electric and Gas and KNOLOGY Holdings, Inc.
           d/b/a/ KNOLOGY of Charleston (Filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference).

  10.8     License Agreement dated September 29, 1995 by and between Montgomery
           Cablevision and Entertainment, Inc. and American Communications
           Services of Montgomery, Inc. (Filed as Exhibit 10.22 to the Form S-4 and incorporated herein by reference).

  10.9*    License Agreement dated January 17, 1996 by and between American
           Cable, Inc. and American Communication Services of Columbus, Inc.
           (Filed as Exhibit 10.23 to the Form S-4 and incorporated herein by reference).

  10.10    Addendum to License Agreement dated April 21, 1997 by and between
           American Cable, Inc. and American Communication Services of
           Columbus, Inc. (Filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference).

  10.11    Lease Agreement, dated December 5, 1997 by and between The Hilton
           Company and KNOLOGY of Panama City, Inc. (Filed as Exhibit 10.25 to the Form S-4 and incorporated herein by reference).

  10.12 Billing and Collection Services Agreement dated April 2, 1997 by and between Interstate Telephone Company and Cybernet Holding, Inc.
           (Filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference).

  10.13    Certificate of Membership with National Cable Television
           Cooperative, dated January 29, 1996, of Cybernet Holding, Inc.
           (Filed as Exhibit 10.34 to the Form S-4 and incorporated herein by reference).

  10.14    Stockholders' Agreement among KNOLOGY Holdings, Inc. and Certain
           Stockholders Thereof dated as of December 8, 1995 (Filed as Exhibit
           10.35 to the Form S-4 and incorporated herein by reference).

  10.15    Amendment No. 1 to Stockholders' Agreement dated as of January 25, 1996
           (Filed as Exhibit 10.36 to the Form S-4 and incorporated herein by reference).

  10.16    Amendment No. 2 to Stockholders' Agreement dated as of April 18, 1996
           (Filed as Exhibit 10.37 to the Form S-4 and incorporated herein by reference).

  10.17    Amended and Restated Agreement Among Shareholders Among KNOLOGY
           Holdings, Inc. and Certain Shareholders thereof dated as of July 28,
           1997 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference).

  10.18+   Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated
           Government and KNOLOGY of Columbus, Inc.

  10.19    Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Filed as
           Exhibit 10.44 to the Form S-4 and incorporated herein by reference).

  10.20    Ordinance No. 50-76 (Montgomery, Alabama) (Filed as Exhibit 10.45 to the
           Form S-4 and incorporated herein by reference).

  10.21 Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Filed as Exhibit 10.45.1 to the Form S-4 and incorporated herein by reference).

  10.22    Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Filed as
           Exhibit 10.46 to the Form S-4 and incorporated herein by reference).

  10.23    Resolution No. 92-7 (Panama City Beach, Florida) dated July 23, 1992
           (Filed as Exhibit 10.47 to the Form S-4 and incorporated herein by reference).



10.24    License (Bay County, Florida) dated January 5, 1993 (Filed as Exhibit 10.48 to the Form S-4 and incorporated herein by reference).

10.25    Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997
         (Filed as Exhibit 10.49 to the Form S-4 and incorporated herein by reference).

10.26    Resolution No. 2075 (Bay County, Florida) dated November 18, 1997 (Filed as
         Exhibit 10.50 to the Form S-4 and incorporated herein by reference).

10.27    Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Filed as
         Exhibit 10.53 to the Company's 1997 Annual Report on Form 10-K).

10.28 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Filed as Exhibit 10.54 to the Company's 1997 Annual Report on Form 10-K).

10.30+   Ordinance No. 98054 (Mount Pleasant, South Carolina) dated March 9, 1999.

10.31+   Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998.

10.32+   Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998.

10.33+   Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998.

10.34+   Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998.

10.35+*  Switching Agreement dated May 1, 1998 between Interstate Telephone Company and
         KNOLOGY Holdings, Inc.

10.36+   Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc.,
         f/k/a MPX Systems, Inc. and KNOLOGY Holdings, Inc.

10.37+   Internet Access Contract dated September 1, 1998 between ITC DeltaCom
         Communications, Inc. and KNOLOGY Holdings, Inc.

10.38+*  Collocation Agreement for Multiple Sites dated on or about June 1998 between
         Interstate FiberNet, Inc. and KNOLOGY Holdings, Inc.

10.39+*  Lease Agreement dated October 12, 1998 between Southern Company Services, Inc.
         and KNOLOGY Holdings, Inc.

10.40+   Facilities Transfer Agreement dated February 11, 1998 between South
         Carolina Electric and Gas Company and KNOLOGY Holdings, Inc., d/b/a
         KNOLOGY of Charleston.

10.41+    License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc.
         and KNOLOGY Holdings, Inc.

10.44+    Pole Attachment Agreement dated February 18, 1998 between KNOLOGY Holdings, Inc.
         and Georgia Power Company.

10.46+   Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc.

10.47    Adoption Agreements dated March 1, 1999 between KNOLOGY Holdings, Inc. and
         BellSouth Telecommunications, Inc.

10.48+*  Lease Switching Agreement between South Carolina Net for TTE and KNOLOGY
         Holdings, Inc.


10.50+*  Carrier Services Agreement dated September 30, 1998 between Business Telecom,
         Inc. and KNOLOGY Holdings, Inc.

10.51+*  Reseller Services Agreement dated September 9, 1998 between Business Telecom,
         Inc. and KNOLOGY Holdings, Inc.

10.52+*  Private Line Services Agreement dated September 10, 1998 between BTI
         Communications Corporation and KNOLOGY Holdings, Inc.

10.53+   Credit Facility Agreement between First Union  National Bank, First Union
         Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22,
         1998.

10.54+   Ordinance No. 284 (Cedar Grove, Florida) dated June 9, 1998.

10.55    License Agreement dated January 5, 1993 between County Commissioners of Bay
         County Florida and Beach Cable, Inc. (Filed as Exhibit 10.48 to the
         Form S-4 dated December 24, 1997 and incorporated herein by reference.)

10.56+   Ordinance No. 647 (Lynn Haven, Florida) dated May 12, 1998 between Knology of Panama City, Inc. and the City of Lynn Haven.

10.57+   Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 between Knology of Panama City, Inc. and the City of Panama City.

10.58+ Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 between Panama City Beach, Florida and KNOLOGY Holdings, Inc.

12.1+    Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1     Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Form 10-Q
         for the quarter ended September 30, 1998 and incorporated herein by reference).

23.1     Consent of Arthur Andersen LLP.

27.1+    Financial Data Schedule.

----------------------

+ Previously filed with KNOLOGY Holdings, Inc.'s Form 10-K for the year ended
  December 31, 1998.

* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

         (B)      REPORTS ON FORM 8-K.

         On February 17, 1998, we filed a Current Report on Form 8-K to report the acquisition on December 5, 1997 of Beach Cable, Inc. and to include the relevant financial statements of KNOLOGY of Panama City, Inc., including our relevant pro forma financial information.


         On November 9, 1998, we filed a Current Report on Form 8-K to report the acquisition on October 30, 1998 of Cable Alabama Corporation. On January 13, 1999 a form 8-K/A was filed to include the relevant financial statements of Cable Alabama Corporation, including our relevant pro forma financial information.

         (C)      EXHIBITS

         We hereby file as part of this Form 10-K/A the Exhibits listed in the Index to Exhibits.

         (D)      FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed herewith:

         Schedule II--Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our Consolidated Financial Statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1999.


                                    KNOLOGY HOLDINGS, INC.


                                    By:   /s/ Rodger L. Johnson
                                          -------------------------------------
                                          Roger L. Johnson
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.




Signature                                   Title                                                Date
---------                                   -----                                                ----

/s/  Campbell B. Lanier, III                Chairman of the Board and Director                   December 8, 1999
--------------------------------------
Campbell B. Lanier, III


/s/  Rodger L. Johnson                      President, Chief Executive Officer                   December 8, 1999
--------------------------------------      and Director (Principal executive officer)
Rodger L. Johnson


/s/  Robert K. Mills                        Chief Financial Officer, Vice President              December 8, 1999
--------------------------------------      and Treasurer (Principal financial officer
Robert K. Mills                             and principal accounting officer)

/s/  Donald W. Burton
--------------------------------------      Director                                             December 8, 1999
Donald W. Burton

/s/  William H. Scott, III
--------------------------------------      Director                                             December 8, 1999
William H. Scott, III

/s/  Donald W. Weber
--------------------------------------      Director                                             December 8, 1999
Donald W. Weber


/s/ Richard Bodman
--------------------------------------      Director                                             December 8, 1999
Richard Bodman

/s/ L. Charles Hilton, Jr.
--------------------------------------      Director                                             December 8, 1999
L. Charles Hilton, Jr.

/s/ Alan A. Burgess
--------------------------------------      Director                                             December 8, 1999
Alan A. Burgess

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




KNOLOGY HOLDINGS, INC.
Report of Independent Public Accountants...................................................................          F-1

Consolidated Balance Sheets--December 31, 1998 and 1999....................................................          F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.................          F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended
December 31, 1998, 1997 and 1996...........................................................................          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.................          F-6

Notes to Consolidated Financial Statements.................................................................          F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of KNOLOGY Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of KNOLOGY HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KNOLOGY Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP







Atlanta, Georgia
February 19, 1999

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                                DECEMBER 31,
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------

CURRENT ASSETS:
    Cash and cash equivalents                                                          $   4,859,508      $   6,144,581
    Marketable securities                                                                 66,231,397        227,880,923
    Accounts receivable:
          Trade, less allowance for doubtful accounts of $393,767 and
            $108,529 in 1998, and 1997, respectively                                       5,108,491          1,607,859
          Affiliate (Note 2)                                                               6,785,691                  0
    Deferred tax assets (Note 6)                                                                   0                  0
    Prepaid expenses                                                                         430,811             37,060
                                                                                       -------------      -------------
              Total current assets                                                        83,415,898        235,670,423
                                                                                       -------------      -------------
PROPERTY, PLANT AND EQUIPMENT:
    Cable system and installation equipment                                              153,878,352         56,909,159
    Test and office equipment                                                              5,784,363          1,628,485
    Automobiles and trucks                                                                 2,952,912            837,490
    Production equipment                                                                     857,028            297,286
    Land                                                                                   2,449,269                  0
    Buildings                                                                             10,239,696          1,936,035
    Inventory, less allowance for shrinkage of $180,000 and $30,000 in
       1998 and 1997, respectively                                                        32,142,503          5,806,320
    Leasehold improvements                                                                   599,441            324,270
                                                                                       -------------      -------------
                                                                                         208,903,564         67,739,045
    Less accumulated depreciation and amortization                                       (13,406,947)        (5,171,309)
                                                                                       -------------      -------------
              Property, plant and equipment, net (Note 2)                                195,496,617         62,567,736
                                                                                       -------------      -------------
OTHER LONG-TERM ASSETS:
     Intangible and other assets, net of accumulated amortization of
       $4,156,946 in 1998 and $817,471 in 1997, respectively (Note 2)                     52,606,063         17,896,146
     Investment (Note 2)                                                                     825,072                  0
     Other                                                                                   207,000             63,795
                                                                                       -------------      -------------
Total assets                                                                           $ 332,550,650      $ 316,198,100
                                                                                       =============      =============





 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                                DECEMBER 31,
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------

CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)                                         $      12,174      $      25,094
    Accounts payable                                                                       6,366,923          5,817,733
    Accounts payable--affiliate (Note 8)                                                           0            452,346
    Accrued liabilities                                                                   22,215,281          1,638,042
    Unearned revenue                                                                       2,116,083            907,048
                                                                                       -------------      -------------
              Total current liabilities                                                   30,710,461          8,840,263

NONCURRENT LIABILITIES:
    Long-term notes payable (Note 3)                                                         122,070            120,804
    Long-term accrued interest payable                                                    21,036,541          3,201,688
    Bonds payable, net of discount of $180,893,708 and $194,189,569 in
       1998 and 1997, respectively                                                       263,206,292        249,910,431
                                                                                       -------------      -------------
                                                                                         315,075,364        262,073,186
              Total liabilities                                                        -------------      -------------

DEFERRED TAX LIABILITIES, NET OF ALLOWANCE OF $14,588,370 AND $4,165,308
    IN 1998 AND 1997, RESPECTIVELY (NOTE 6)                                                        0                  0
                                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)                                          -------------      -------------
                                                                                           2,486,960          2,486,960
WARRANTS (NOTE 3)                                                                      -------------      -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.01 par value per share; 100,000 and
       50,000 shares authorized, 49,852 and 49,985 shares issued and
       outstanding in 1998 and 1997, respectively (Note 7)                                       499                500
    Common stock, $.01 par value per share; 16,000,000 and 200,000 shares authorized, 394 and 0 shares issued and outstanding in 1998 and
       1997, respectively (Note 7)                                                                 4                  0
    Additional paid-in capital                                                            64,864,366         65,060,712
    Accumulated deficit                                                                  (49,878,931)       (13,402,495)
    Unrealized gains (losses) on marketable securities (Note 2)                                2,388            (20,763)
                                                                                       -------------      -------------
              Total stockholders' equity                                                  14,988,326         51,637,954
                                                                                       -------------      -------------
              Total liabilities and stockholders' equity                               $ 332,550,650      $ 316,198,100
                                                                                       =============      =============







 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      YEARS ENDED DECEMBER 31,
                                                              1998              1997               1996
                                                         ------------       ------------       ------------

OPERATING REVENUES                                       $ 25,770,427       $ 10,355,068       $  5,334,183
OPERATING EXPENSES:
   Cost of services                                        11,854,733          4,758,730          2,513,693
   Selling, operations  and administrative                 25,393,015          7,392,540          3,883,738
   Depreciation and amortization                           12,367,374          3,715,184          1,640,025
                                                         ------------       ------------       ------------
            Total Operating Expenses                       49,615,122         15,866,454          8,037,456
                                                         ------------       ------------       ------------
OPERATING LOSS                                            (23,844,695)        (5,511,386)        (2,703,273)
                                                         ------------       ------------       ------------
OTHER INCOME AND EXPENSES:
    Interest income                                         9,639,050          2,774,909             46,221
    Interest expense                                      (28,676,035)        (6,226,023)        (1,055,498)
   Affiliate interest income (Note 8)                               0                  0            273,799
   Other income (expense), net                                202,094           (129,033)           (60,000)
                                                         ------------       ------------       ------------
            Total Other Expenses                          (18,834,891)        (3,580,147)          (795,478)
                                                         ------------       ------------       ------------

LOSS BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                    (42,679,586)        (9,091,533)        (3,498,751)

INCOME TAX BENEFIT (NOTE 2)                                 6,785,691                  0            373,323
                                                         ------------       ------------       ------------
LOSS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                          (35,893,895)        (9,091,533)        (3,125,428)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE - write-off of
  capitalized start-up costs (Note 2)                        (582,541)                 0                  0
                                                         ------------       ------------       ------------
NET LOSS                                                 $(36,476,436)      $ (9,091,533)      $ (3,125,428)
                                                         ============       ============       ============

Basic and diluted LOSS PER SHARE
 (Note 2):
Weighted average shares outstanding--7,488,450,
   4,325,250, and 2,043,900 shares in 1998, 1997,
   and 1996, respectively                                $      (4.87)      $      (2.10)      $      (1.53)
                                                         ============       ============       ============





 The accompanying notes are an integral part of these consolidated statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                                  UNREALIZED
                                     PREFERRED STOCK   COMMON STOCK                               (LOSS) GAIN       TOTAL
                                     ---------------  --------------  ADDITIONAL                       ON        STOCKHOLDERS'
                                                                       PAID-IN     ACCUMULATED     MARKETABLE     (DEFICIT)
                                     SHARES   AMOUNT  SHARES  AMOUNT   CAPITAL       DEFICIT       SECURITIES       EQUITY
                                     ------   ------  ------  ------ ------------  ------------  -------------    ------------

BALANCE AT DECEMBER 31, 1995          7,520    $  75      0     $ 0  $  7,454,615  $ (1,185,534)           0      $  6,269,156


   Issuance of preferred stock, net
      of related offering expenses                                     11,054,603             0            0        11,054,699
      of $379,701                     9,572       96      0

   Net loss                               0        0      0       0             0    (3,125,428)           0        (3,125,428)
                                     ------    -----    ---     ---  ------------  ------------     --------      ------------
BALANCE AT DECEMBER 31, 1996         17,092      171      0       0    18,509,218    (4,310,962)           0        14,198,427

   Issuance of preferred stock, net
      of related offering expenses
      of $99,677                     30,408      304      0       0    42,824,019             0            0        42,824,323


   Purchase of Beach Cable (Note 9)   2,485       25      0       0     3,727,475             0            0         3,727,500
   Net loss                               0        0      0       0             0    (9,091,533)           0        (9,091,533)
   Unrealized loss on marketable
      securities                          0        0      0       0             0             0      (20,763)          (20,763)
                                     ------    -----    ---     ---  ------------  ------------     --------      ------------
BALANCE AT DECEMBER 31, 1997         49,985    $ 500      0     $ 0  $ 65,060,712  $(13,402,495)    $(20,763)     $ 51,637,954
                                     ======    =====    ===     ===  ============  ============     ========      ============

     Issuance of common stock under
       stock options                      0        0    394       4         3,148             0            0             3,152

     BeachCable purchase price
       adjustment                      (134)      (1)     0       0      (199,494)            0            0          (199,495)
     Net loss                             0        0      0       0             0   (36,476,436)           0       (36,476,436)
     Unrealized gain on marketable
       securities                         0        0      0       0             0             0       23,151            23,151
                                     ------    -----    ---     ---  ------------  ------------     --------      ------------
BALANCE AT DECEMBER 31, 1998         49,851    $ 499    394     $ 4  $ 64,864,366  $(49,878,931)    $  2,388      $ 14,988,326
                                     ======    =====    ===     ===  ============  ============     ========      ------------


















 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                              1998               1997               1996
                                                                         ---------------    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (36,476,436)   $    (9,091,533)   $    (3,125,428)
                                                                         ---------------    ---------------    ---------------
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                           12,367,374          3,715,184          1,640,025
      Amortization of bond discount                                           13,295,861          2,386,856                  0
      Loss on disposition of assets                                               61,559             23,464             21,370
      Cumulative affect of accounting change                                     582,542                  0                  0
      Deferred income tax benefit                                                      0                  0           (373,323)
      Changes in current assets and liabilities:
         Accounts receivable                                                 (10,286,324)          (721,396)          (512,337)
         Prepaid expenses                                                       (393,750)           244,199           (180,950)
         Accounts payable                                                         96,844          4,302,245            (39,648)
         Accrued liabilities and interest                                     38,412,092            163,317            293,394
         Unearned revenue                                                      1,209,035            243,007            278,757
         Other                                                                         0              1,345                133
                                                                         ---------------    ---------------    ---------------
            Total adjustments                                                 55,345,233         10,358,221          1,127,421
                                                                         ---------------    ---------------    ---------------
            Net cash provided by (used in) operating activities               18,868,797         (1,266,688)        (1,998,007)
                                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                              $  (111,272,219)   $   (39,625,408)   $   (14,416,135)
   Acquisitions, net                                                         (67,732,864)                 0                  0
   Organizational cost expenditures                                             (251,815)          (470,923)           (20,133)
   Liquidation (purchase) of investments, net                                161,649,526       (227,956,301)            (5,000)
   Investment in ClearSource, Inc.                                              (825,072)                 0                  0
   Proceeds from sales of property                                                32,075             69,152                  0
   Other                                                                        (246,182)                 0                  0
                                                                         ---------------    ---------------    ---------------
            Net cash used in investing activities                            (18,646,551)      (267,983,480)       (14,441,268)
                                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and short-term borrowings                          (11,654)       (29,903,385)          (160,900)
   Expenditures related to issuance of debt and consummation of
     credit facility                                                          (1,498,817)                 0                  0
   Proceeds from issuance of common stock                                          3,152                  0                  0
   Proceeds from issuances of debt and short-term borrowings, net of
    discount and issue costs on bonds                                                  0        257,370,383          1,258,238
   Proceeds from issuance of preferred stock, net of related
    offering expenses                                                                  0         42,824,323         10,868,699
   Proceeds from issuance of warrants                                                  0          2,486,960                  0
   (Advances to) repayments from affiliate                                             0                  0          4,255,836
                                                                         ---------------    ---------------    ---------------
            Net cash (used in) provided by financing activities               (1,507,319)       272,778,281         16,221,873
                                                                         ---------------    ---------------    ---------------
NET (DECREASE) INCREASE IN CASH                                               (1,285,073)         6,061,489           (217,402)

CASH AT BEGINNING OF PERIOD                                                    6,144,581             83,092            300,494
                                                                         ---------------    ---------------    ---------------
CASH AT END OF PERIOD                                                    $     4,859,508    $     6,144,581    $        83,092
                                                                         ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $        10,911          1,543,125    $     1,016,039
                                                                         ===============    ===============    ===============
   Cash paid during the period for income taxes                          $             0    $             0    $             0
                                                                         ===============    ===============    ===============

    Details of acquisitions
      Property, plant and equipment                                      $    30,133,876    $     4,756,005    $             0
      Intangible Assets                                                       37,598,988          2,796,139                  0
      Liabilities Assumed                                                              0         (3,824,644)                 0
      Preferred stock issued                                                           0         (3,727,500)                 0
                                                                         ---------------    ---------------    ---------------
      Net cash paid for acquisitions                                     $    67,732,864    $             0    $             0
                                                                         ===============    ===============    ===============



 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996



1.       ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

         ORGANIZATION

         KNOLOGY Holdings, Inc. was incorporated in Delaware in November 1995 under the name CyberNet Holding, Inc. In April 1997, the Company formally changed its name to KNOLOGY Holdings, Inc.

         NATURE OF BUSINESS

         KNOLOGY Holdings, Inc. and its subsidiaries (the "Company") owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access and broadband carrier services to various markets in the southeastern United States.

         The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expand its broadband operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase as it extends its broadband communications networks in the existing and new markets in accordance with its business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

         BASIS OF PRESENTATION

         The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING ESTIMATES

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

         MARKETABLE SECURITIES

         The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis. Securities available for sale at December 31, 1998 are primarily comprised of commercial paper.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is included in or deducted from income. Depreciation and amortization are provided over the estimated useful lives as follows:


               Buildings                                           25 years
               Cable system and installation equipment             7-10 years
               Production equipment                                7 years
               Test and office equipment                           3-7 years
               Automobiles and trucks                              5 years
               Leasehold improvements                              5 years

         Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to cable system and installation equipment when installed.

         Interest is capitalized in connection with the construction of the company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998 and 1997, $2,468,941 and $676,160 of interest cost was capitalized, respectively. No interest was capitalized prior to 1997.

         INTANGIBLE AND OTHER ASSETS

         Intangible and other assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles and costs associated with the issuance of debt and the consummation of a credit facility. Intangible and other assets and the related useful lives and accumulated amortization as of December 31, 1998 and 1997 are as follows:



                                                                                  Amortization Period
                                                  1998             1997                 (Years)
                                              -------------------------------------------------------
Goodwill                                      $ 10,914,834     $  9,875,262                40
Subscriber base                                 34,863,072                0                 3
Debt issuance costs                              9,382,124        7,883,307            4 - 10
Noncompete agreement                             1,500,000                0                 3
Organizational costs                                     0          955,048
Other                                              102,979                0             10-15
                                              -----------------------------
                                                56,763,009       18,713,617
Less: accumulated amortization                   4,156,946          817,471
                                              -----------------------------
Intangibles and other, net                    $ 52,606,063     $ 17,896,146
                                              =============================


         During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as the costs are incurred. Adoption of this statement resulted in a cumulative effect of accounting change, net of the change of $582,541 or $.08 per basic and diluted share.

         LONG-LIVED ASSETS

         In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and cost in excess of net assets acquired related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material.

         The Company periodically reviews the values assigned to long-lived assets such as inventory, property and equipment, and cost in excess of net assets acquired to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         INVESTMENT

         At December 31, 1998, the investment represents the Company's 11% ownership in ClearSource, Inc. ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential business customers. The Company's investment in ClearSource is accounted for under the cost method of accounting.

         REVENUE RECOGNITION

         Subscriber revenues are recognized in the month of service. Subscriber fees billed in advance are included in the accompanying balance sheets as unearned revenue and are deferred until the month the service is provided.

         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. Approximately $576,000, $158,000 and $165,000 of advertising expense is recorded in the Company's statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

         SOURCES OF SUPPLIES

         The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases each customer premise component from a single vendor and has one or two suppliers for plant materials. If the suppliers are unable to meet the Company's needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company's network could result, which would adversely affect operating results.

         CREDIT RISK

         The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amount of the Company's receivables approximates their fair values.

         INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 6).

         Effective August 1998, the Company will be included in the consolidated federal income tax return of its parent company, ITC Holding Company, Inc. (See Note 7 - Capital Transactions). The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit and an affiliate receivable in the amount of $6,785,691 for the utilization of net operating losses included in the consolidated tax return.

         NET LOSS PER SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The Company's potentially dilutive securities are not included in the computation of diluted net loss per share as their effect is antidilutive.

3.       LONG-TERM DEBT

         Long-term debt at December 31, 1998, and 1997 consists of the following:


                                                                                                    1998                 1997
                                                                                                -------------        -------------

          Senior Discount Notes, with a face value of $444,100,000, bearing interest at 11.875% beginning October 15, 2002, payable semi-annually beginning
          April 15, 2003 with principal and any unpaid interest due October 15, 2007            $ 263,206,292        $ 249,910,431

          Troup capitalized lease obligation, at a rate of 10%, payable in
          quarterly installments of $6,304 through December 2006, secured                             134,244              145,898
                                                                                                -------------        -------------
                                                                                                  263,340,536          250,056,329

          Less current maturities                                                                      12,174               25,094
                                                                                                -------------        -------------
                                                                                                $ 263,328,362        $ 250,031,235
                                                                                                =============        =============



         Following are maturities of long-term debt for each of the next five years as of December 31, 1998:



                                 1999                                                       $      12,174
                                 2000                                                              13,438
                                 2001                                                              14,833
                                 2002                                                              16,374
                                 2003                                                              18,074
                                 Thereafter                                                   444,159,353
                                                                                            -------------

Total                                                                                       $ 444,234,246
                                                                                            =============

         The fair values of long-term debt, including current maturities, at December 31, 1998 and 1997 are estimated to be approximately $280,803,977 and $253,781,000, respectively, based on a valuation technique that considers cash flows discounted at current rates.

         On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The credit facility includes a number of covenants including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The Credit Facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility agreement. In connection with the initiation of the revolving credit facility, the Company incurred $1,255,681 in related costs which are being amortized on a straight-line basis over its five year term.

         In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds have been allocated to the warrants. Each warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the Notes contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of the Company, fund expansion of the Company's business, and for additional working capital and general corporate purposes.

         On June 2, 1997, the Company borrowed $3 million under a promissory note from SCANA at 12% interest with an original maturity of June 30, 1997. In July 1997, and again in September 1997, the Company and SCANA amended the promissory note agreement to increase the borrowings to $10 million and to extend the maturity date until January 1, 1998. On September 29, 1997, the Company borrowed an additional $1 million at 12% interest under an oral agreement with SCANA with similar terms. In connection with the SCANA notes discussed above, SCANA received warrants to purchase 753 shares of the Company's preferred stock. On October 24, 1997, the Company repaid all of these borrowings.

         On May 13, 1997, the Company obtained a $3 million bridge loan facility from First National Bank of West Point (the "Bridge Facility") to provide additional liquidity until long-term financing could be arranged. Interest accrued at the prime rate (as announced by SunTrust Bank, Atlanta) plus .5% per annum on all outstanding principal amounts, plus accrued but unpaid interest. As amended on September 18, 1997, the Bridge Facility was payable on demand, with a final maturity date of December 15, 1997. On December 15, 1997, the Company repaid all of these borrowings.


4.       OPERATING LEASES

         The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

         Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are as follows:


              1999                                                  $ 212,517
              2000                                                    133,243
              2001                                                    118,367
              2002                                                    110,165
              2003                                                    107,248
                                                                    ---------
                     Total minimum lease payments                   $ 681,540
                                                                    =========

         Total rental expense for all operating leases was approximately $181,000, $75,000 and $70,000, the years ended December 31, 1998, 1997 and 1996, respectively.

  5.     COMMITMENTS AND CONTINGENCIES

         PURCHASE COMMITMENTS

         The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $6.5 million in programming fees under these contracts during 1999.

         LEGAL PROCEEDINGS

         In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


6.       INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1998, 1997 and 1996 are as follows (in thousands):


                                                                                       1998           1997           1996
                                                                                     --------       --------       --------

              Deferred tax assets:
                  Net operating loss carryforwards                                   $  8,924       $  7,221       $  3,875
                  Deferred bond interest                                               12,919              0              0
                  Other                                                                 1,395            279             92
                  Valuation allowance                                                 (14,588)        (4,165)        (2,475)
                                                                                     --------       --------       --------
                            Total deferred tax assets                                   8,650          3,335          1,492
              Deferred tax liabilities--depreciation and amortization
                                                                                       (8,650)        (3,335)        (1,492)
                                                                                     --------       --------       --------
              Net deferred tax liabilities                                                  0              0              0
              Portion included in current assets                                            0              0              0
                                                                                     --------       --------       --------
              Net deferred taxes                                                     $      0       $      0       $      0
                                                                                     ========       ========       ========

         Effective August 1998, the Company will be included in the consolidated federal income tax return of its parent company, ITC Holding Company, Inc. (See Note 7 - Capital Transactions). The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit and an affiliate receivable in the amount of $6,785,691 for the utilization of net operating losses included in the consolidated tax return. The Company has available, at December 31, 1998, 1997 and 1996, unused operating loss carryforwards of approximately $8,924,000, $7,221,000 and $3,875,000, respectively, expiring in various years from 2005 to 2013, unless utilized. Management has recorded a valuation allowance of approximately $14,588,000, $4,165,000 and $2,475,000 in 1998, 1997 and 1996, respectively, on these operating loss carryforwards, the majority of which contain limitations on utilization.

         A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                              1998       1997       1996
                                                              ----       ----       ----

         Income tax benefit at statutory rate                 (34)%      (34)%      (34)%
         State income taxes, net of federal benefit
                                                               (5)        (4)        (2)
         Prior year actualization                               4          3         (6)
         Benefit from tax sharing agreement                   (16)         0          0
         Goodwill                                               0          1         (1)
         Deferred tax valuation allowance                      35         34         32
                                                               --         --         --
                                                              (16)%        0%       (11)%
                                                               ==         ==         ==



7.       EQUITY INTERESTS

         CAPITAL TRANSACTIONS

         The Company has authorized 16,000,000 shares of $.01 par value common stock and 100,000 shares of $.01 par value convertible preferred stock at December 31, 1998. In February 1998, the Company completed a 150-for-1 stock split of the Company's common stock, par value $.01 per share, which was effected in the form of a stock dividend of new shares of common stock. In connection with the stock split, the Company increased the number of shares of authorized common stock from 200,000 to 16,000,000 and changed the conversion ratio between the common stock and the preferred stock from 1 to 1 to a ratio of 150 to 1.

         In June 1998, ITC Holding Company, Inc. ("ITC") made an offer to acquire outstanding shares of the Company in exchange for $100 in cash and ITC Common Stock valued at $1,600 for each share of the Company's Preferred Stock exchanged (the "Exchange"). The Exchange was completed effective July 31, 1998. Prior to the exchange, ITC (through its wholly owned subsidiaries) owned approximately 42% of the outstanding stock of the Company, representing the largest stockholder of the Company. As a result of the exchange, ITC owns approximately 85% of the outstanding stock of the Company.

         In May 1998, the Company issued 394 shares of common stock, valued at $8 per share, to an employee under the Company's 1995 stock option plan. In February 1997, the Company offered and accepted 8,960 shares of preferred stock for subscription at $1,200 per share. Additionally, in October 1997, the Company offered and accepted 21,448 shares of preferred stock for subscription at $1,500 per share. In December 1997, in conjunction with the acquisition of KNOLOGY of Panama City, Inc., the Company issued 2,485 shares of preferred stock valued at $1,500 per share. During 1998, 134 shares of preferred stock issued in connection with the acquisition was returned to the Company as part of a purchase price adjustment. The amount of the consideration paid in excess of the par value, net of expenses incurred in connection with each issuance, is included in additional paid-in capital on the accompanying balance sheets. Each share of convertible preferred stock is automatically convertible into common stock on a 150-for-1 basis at the earlier of either the effective date of a public offering of common stock by the Company or on December 8, 2005. In the event of liquidation of the Company, whether voluntary or involuntary, the holders of convertible preferred stock are entitled to receive preferential distributions of $1,000, $1,200, or

         $1,500 per share (depending on when the stock was issued) before any distributions to common stockholders. The holders of the preferred stock are not entitled to any other preferences, including dividends.

         STOCKHOLDERS' AGREEMENT

         The Company entered into a stockholders' agreement (the "Stockholders' Agreement"), dated as of December 8, 1995 and amended as of January 25, 1996 and April 19, 1996, with all of the stockholders of the Company. None of the parties to the Stockholders' Agreement may transfer any class or series of capital stock of the Company or any right or option to acquire any share of capital stock of the Company held by such party to third parties (subject to limited exceptions) without having offered rights of first refusal to purchase such securities to the Company. The Stockholders' Agreement will irrevocably terminate upon the consummation of an initial public offering.

         STOCK OPTION PLAN

         Under the Company's 1995 stock option plan (the "Stock Option Plan"), as adopted in December 1995 and amended in February 1998, 700,000 shares (after giving effect to the 150-for-1 common stock split) of common stock are reserved and authorized for issuance upon the exercise of the options. All employees of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the Stock Option Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock to employees of the Company using the minimum value option pricing model and the following weighted average assumptions in 1998, 1997 and 1996:


                                                          1998             1997              1996
                                                      -----------      -----------       -----------

              Risk-free interest rate                        5.42%            6.43%             6.31%
              Expected dividend yield                           0%               0%                0%
              Expected lives                          SEVEN YEARS      Seven years       Seven years
              Expected forfeiture rate                          7%               7%                7%

         The weighted average fair value of options granted was $10.21, $8.44 and $8 for 1998, 1997 and 1996, respectively. The total value of options for the Company's stock granted to employees of the Company during 1998, 1997 and 1996 was computed as approximately $1,832,224, $304,000 and $154,000, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the periods presented would have increased as follows:


                                                                                   AS
                                                                                REPORTED          PRO FORMA
                                                                             -------------      -------------
              Net loss for the years ended December 31,
               1998                                                          $ (36,476,436)     $ (36,766,159)
               1997                                                          $  (9,091,533)     $  (9,188,862)
               1996                                                          $  (3,125,428)     $  (3,155,917)
              Earnings per share for the years ended December 31,
               1998                                                          $       (4.87)     $       (4.91)
               1997                                                          $       (2.10)     $       (2.12)
               1996                                                          $       (1.53)     $       (1.54)

         A summary of the status of the Company's stock option plan at December 31, 1998 is presented in the following table (after giving effect to the 150-for-1 common stock split):


                                                                                      WEIGHTED
                                                                                  AVERAGE EXERCISE
                                                                                      PRICE PER
                                                                      SHARES            SHARE
                                                                     -------      ----------------

              Outstanding at December 31, 1995                                         $
                   Granted                                            75,442              8.00
                   Forfeited                                         (22,645)             8.00
                                                                     -------

               Outstanding at December 31, 1996                       52,797              8.00
                   Granted                                           126,384              8.44
                   Forfeited                                         (15,939)             8.00
                                                                     -------
               Outstanding at December 31, 1997                      163,242              8.34
                   Granted                                           565,376             10.18
                   Forfeited                                         (36,056)             9.52
                   Exercised                                            (394)             8.00
                                                                     -------
               Outstanding at December 31, 1998                      692,168                --
                                                                     =======


               Exercisable shares as of December 31:
                  1998                                         30,006           8.00
                                                               ======
                  1997                                          6,606           8.00
                                                               ======
                  1996                                              0
                                                               ======











8.       RELATED-PARTY TRANSACTIONS

         ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1998, 1997 and 1996, the Company recorded $102,000, $31,000, and $24,000, respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, the methodology used to calculate the amounts charged to the Company is reasonable. Additionally, during 1997, ITC Holding paid several invoices related to the construction of the Company's building. At December 31, 1997, there is approximately $419,000 related to these payments included in Accounts Payable--Affiliate in the Company's balance sheet.

         Certain of ITC Holding's other wholly-owned or majority-owned subsidiaries provide the Company with various services and/or receive services provided by the Company. These entities include Interstate Telephone Company, which provides switching and billing telephone services; ITC DeltaCom, Inc., which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes; and InterCall, Inc., which provides conference calling services. ITC Holding also holds equity investments in the following entities which do business with the Company: PowerTel, Inc., which provides cellular services, and MindSpring Enterprises, Inc. ("MindSpring"), which is a regional provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

         For the years ended December 31, 1998, 1997 and 1996, the Company received services from these affiliated entities in the amounts of $1,681,000, $247,000, and $48,000, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's statements of operations. In addition, in 1997 and 1996, the Company received services from these affiliated entities in the amount of $13,000 and $11,000, respectively, which is reflected in field and technical expenses in the Company's statement of operations. At December 31, 1997, amounts payable for these services of $33,000 are recorded in the Company's balance sheet as accounts payable--affiliate.

         During 1998, the Company leased office space to ITC DeltaCom, Inc and Powertel. Approximately $234,000 of lease income related to these transactions are recorded as other income in the Company's statement of operations for the year ended December 31, 1998.

         In December 1996 and 1997, the Company invested $5,000 and $55,000, respectively, in an airplane co-owned by ITC Holding and several of its subsidiaries and other affiliated entities.

         Advances to affiliate which were outstanding for the majority of 1996 represent excess funds from the issuance of the Company's convertible preferred stock which were loaned to ITC Holding at an annual interest rate of 7%. The Company recorded interest income of approximately $274,000 for the year ended December 31, 1996, on these advances, of which approximately $1,000 is reflected as interest receivable--affiliate in the accompanying balance sheets as of December 31, 1996. The advances were repaid in December 1996.

         Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $386,000, $134,000 and $36,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The chief executive officer of an affiliate served from July 15, 1996 to February 20, 1997 as president and chief executive officer of the Company. He served in his capacity as chief executive officer and president of the Company at the request of the Company and ITC Holding and received no compensation from the Company for the year ended December 31, 1996. The value of his services provided through February 20, 1997 is estimated to total approximately $20,000.


9.       BUSINESS ACQUISITIONS

         On October 30, 1998, the Company acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60,733,000 in cash and also purchased for $5,000,000 in cash, certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. KNOLOGY plans to upgrade the existing Cable Alabama plant into a high-speed fiber-coaxial network that is two-way interactive to provide additional broadband communications services such as local and long-distance service, digital television and high-speed Internet access. The Acquisition has been accounted for under the purchase method of accounting.

         The assets acquired are held by KNOLOGY of Huntsville, Inc. and have been included in the Company's consolidated financial statements effective September 1, 1998. The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assumes the Acquisition occurred on January 1, 1997. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

         On June 1, 1998, the Company acquired TTE, Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina, for a purchase price of $1.3 million. The acquisition has been accounted for under the purchase method of accounting.

         On December 5, 1997, the Company consummated the acquisition of Beach Cable, Inc., a Florida corporation that owned and operated a cable television system in Panama City Beach, Florida ("Beach Cable"). The acquisition was effected pursuant to an Agreement and Plan of Merger dated December 5, 1997 (the "Merger Agreement") by and among the Company, KNOLOGY of Panama City, Inc., Beach Cable, and L. Charles Hilton, Jr., the sole stockholder of Beach Cable, under which KNOLOGY of Panama City, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, merged (the "Merger") with and into Beach Cable. Beach Cable, the surviving corporation in the Merger, was renamed KNOLOGY of Panama City, Inc. as of the effective time of the Merger (the "Effective Time") and became a wholly-owned subsidiary of the Company. At the Effective Time, all of the issued and outstanding shares of Common Stock, no par value, of KNOLOGY of Panama City were converted into 2,485 shares of preferred stock, par value $.01 per share, of the Company valued at approximately $3.7 million. Immediately following the Merger, the Company also contributed cash of approximately $3.9 million to KNOLOGY of Panama City to repay an existing note and related accrued interest to Hilton, Inc., a holding company owned by L. Charles Hilton, Jr. The Merger has been accounted for under the purchase method of accounting.

         As a result of the acquisition of KNOLOGY of Panama City, Inc., approximately one month's operations of KNOLOGY of Panama City are included in the accompanying statement of operations for the year ended December 31, 1997.

         The merged company, now KNOLOGY of Panama City has been included in the consolidated financial statements since December 5, 1997. The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assumes the Acquisition occurred on January 1, 1997. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.


                                                                    1998               1997
                                                                ------------       ------------
               Operating revenues                               $ 35,987,109       $ 26,288,684
               Income before extraordinary items                 (45,959,350)       (22,972,184)
               Net income                                        (46,541,891)       (22,972,184)
               Earnings per share (a)                                  (6.22)             (5.31)

                  (a) Earnings per share is computed using 7,488,450 and 4,325,250 as number of shares outstanding in 1998 and 1997, respectively.



10.      SEGMENT INFORMATION

         Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

         The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, data and broadband carrier services ("BCS"). Data services include high-speed Internet access via cable modems. BCS includes local transport services such as local Internet transport, special access, local private line, and local exchange transport services.

         While management of the Company monitors the revenue generated from each of the various broadband services, operations are managed and financial performance is evaluated based upon the delivery of a multiple of the services to customers over a single network. As a result of multiple services being provided over a single network, there are many shared expenses and shared assets related to providing the various broadband services to customers. Management believes that any allocation of the shared expenses or assets to the broadband services would be arbitrary and impractical.

         Revenues by broadband communications service are as follows:

                                                  1998               1997            1996
                                              -----------        -----------      ----------
           Cable Television                   $22,193,992        $10,319,495      $5,334,183
           Telephone                            3,289,660             16,490               0
           Data and BCS                           286,775             19,083               0
                                              -----------        -----------      ----------
           Consolidated Revenues              $25,770,427        $10,355,068      $5,334,183
                                              ===========        ===========      ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




         We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY Holdings, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 30, 1999

                                  SCHEDULE II

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                              (SUCCESSOR COMPANY)
                        AND KNOLOGY OF MONTGOMERY, INC.
                             (PREDECESSOR COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998






                                                     YEAR              YEAR               YEAR
                                                    ENDED             ENDED               ENDED
                                                  DECEMBER 31,     DECEMBER 31,         DECEMBER 31,
                                                     1996              1997                1998
                                                     ----              ----                ----
Allowance for doubtful accounts,
balance at beginning of year                        $   17,113       $   23,342          $  108,528

Addition charged to cost and expense                    81,082          367,527           1,303,372

Deductions                                             (74,853)        (282,341)         (1,018,134)
                                                    ----------       ----------          ----------

Allowance for doubtful accounts,
balance at end of year                              $   23,342       $  108,528          $  393,766
                                                    ==========       ==========          ==========