Form 10-Q/A
period 1999-03-31
KNOLOGY INC
filed 1999-12-08
CIK 1096788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                         58-2203141
-------------------------------------------                         ---------------------------------------
     (State or other jurisdiction of                                           (I.R.S. Employer
      incorporation or organization)                                         Identification No.)

          KNOLOGY HOLDINGS, INC.
         1241 O.G. SKINNER DRIVE
           WEST POINT, GEORGIA                                                      31833
-------------------------------------------                         ---------------------------------------
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

                                 Yes [X*] No [ ]

         As of March 31, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.

* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 1999 to make conforming changes.

     This Form 10-Q/A presents information relating to our quarter ended March 31, 1999 and does not include any updated information or discuss any recent developments occurring after the original filing of our Form 10-Q for the quarter ended March 31, 1999 in May 1999.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I                     FINANCIAL INFORMATION                                                                   PAGE
         ITEM 1            FINANCIAL STATEMENTS..................................................................    2

                           Consolidated Balance Sheets as of  March 31, 1999 and
                                    December 31, 1998............................................................    2
                           Consolidated Statements of Operations for the three months ended
                                    March 31, 1999 and 1998......................................................    3
                           Consolidated Statement of Cash Flows for the three months ended
                                    March 31, 1999 and 1998......................................................    4
                           Notes to Financial Statements.........................................................    5

         ITEM 2            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS........................................................    7

PART II           OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K......................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      MARCH 31,        DECEMBER 31,
                                                                        1999                1998
                                                                    ------------       ------------
                                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                     $         --       $  4,859,508
      Marketable securities                                           46,658,227         66,231,397
      Affiliate receivable                                             8,245,182          6,785,691
      Accounts receivable, net                                         4,675,418          5,108,491
      Prepaid expenses                                                   843,399            430,811
                                                                    ------------       ------------
                Total current assets                                  60,422,226         83,415,898
PROPERTY AND EQUIPMENT, net                                          211,055,232        195,496,617
INVESTMENT IN CLEARSOURCE, INC                                           825,072            825,072
INTANGIBLE AND OTHER ASSETS, net                                      49,141,849         52,606,063
OTHER                                                                    207,000            207,000
                                                                    ------------       ------------
Total assets                                                        $321,651,379       $332,550,650
                                                                    ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt                             $     12,174       $     12,174
      Bank overdraft                                                   6,894,336                 --
      Accounts payable                                                11,069,964          6,366,923
      Accrued liabilities                                              5,584,261         22,215,281
      Unearned revenue                                                 2,144,835          2,116,083
                                                                    ------------       ------------
                Total current liabilities                             25,705,570         30,710,461
NONCURRENT LIABILITIES:
      Long-term notes payable                                            119,138            122,070
      Long-term accrued interest payable                              25,807,645         21,036,541
      Bonds payable, net of discount                                 266,763,143        263,206,292
                                                                    ------------       ------------
                Total liabilities                                    318,395,496        315,075,364
WARRANTS                                                               2,486,960          2,486,960
STOCKHOLDERS' EQUITY
      Convertible preferred stock                                            499                499
      Common Stock                                                             4                  4
      Additional paid-in capital                                      64,864,366         64,864,366
      Accumulated deficit                                            (64,088,878)       (49,878,931)
      Unrealized gain (loss) on marketable securities (Note 4)            (7,068)             2,388
                                                                    ------------       ------------
                Total stockholders' equity                               768,923         14,988,326
                                                                    ------------       ------------
                Total liabilities and stockholders' equity          $321,651,379       $332,550,650
                                                                    ============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1999              1998
                                                   ------------       -----------
OPERATING REVENUES                                   10,030,805         4,108,464
OPERATING EXPENSES:
       Cost of services                               4,837,541         1,773,053
       Selling, operating, and administrative         8,524,017         3,941,848
       Depreciation and amortization                  7,733,899         1,696,820
                                                   ------------       -----------
                   Total                             21,095,457         7,411,721
                                                   ------------       -----------
OPERATING LOSS                                      (11,064,652)       (3,303,257)
OTHER INCOME AND EXPENSES:
       Interest income                                  722,159         3,198,507
       Interest expense                              (7,795,748)       (6,987,817)
       Other income (expense), net                       45,161            60,000
                                                   ------------       -----------
                   Total                             (7,028,428)       (3,729,310)
                                                   ------------       -----------
LOSS BEFORE INCOME TAX BENEFIT                      (18,093,080)       (7,032,567)
INCOME TAX BENEFIT                                    3,883,133                --
                                                   ------------       -----------
NET LOSS                                           $(14,209,947)      $(7,032,567)
                                                   ============       ===========
NET LOSS PER SHARE:
       Basic and diluted                           $      (1.90)      $     (0.94)
                                                   ============       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                   7,478,194         7,497,750
                                                   ============       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KNOLOGY HOLDINGS, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   1999               1998
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                $(14,209,947)      $ (7,032,567)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                        7,733,899          1,696,820
             Loss on disposition of assets                                           (5,416)                --
             Amortization of bond discount                                        3,556,851          3,159,073
             Changes in current assets and liabilities:
                  Accounts receivable                                               433,073            (99,412)
                  Accounts receivable - affiliate                                (1,459,491)                --
                  Prepaid expenses and other                                       (422,045)           (88,374)
                  Accounts payable & bank overdraft                              11,597,377         (1,574,438)
                  Accrued liabilities and interest                              (12,039,916)         4,951,947
                  Unearned revenue                                                   28,752             54,329
                                                                               ------------       ------------
                      Total adjustments                                           9,423,084          8,099,945
                                                                               ------------       ------------
                      Net cash provided by (used in) operating activities        (4,786,863)         1,067,378

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                 (19,452,076)       (14,075,955)
       Acquisitions, net                                                                 --            (76,788)
       Organizational and franchise cost expenditures, net                         (264,891)                --
       Proceeds form sales of assets                                                 54,361                 --
       Proceeds from sales of marketable securities, net                         19,573,170         11,839,241
                                                                               ------------       ------------
                  Net cash used in investing activities                             (89,436)        (2,313,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Expenditures related to issuance of debt                                      19,723           (124,923)
       Principal payments on debt                                                    (2,932)            (2,656)
                                                                               ------------       ------------
                  Net cash (used in) provided by financing activities                16,791           (127,579)
                                                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                  (4,859,508)        (1,373,703)

CASH AT BEGINNING OF PERIOD                                                       4,859,508          6,144,581
                                                                               ------------       ------------

CASH AT END OF PERIOD                                                          $         --       $  4,770,878
                                                                               ============       ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                $      7,124       $      3,647
       Cash paid during the period for income taxes                            $         --       $         --

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS

         KNOLOGY offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"). The Company provides these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company operates Interactive Broadband Networks in five metropolitan areas (collectively the "Systems"):
         Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City; Florida; and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and is currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow the Company to offer additional Broadband Services in the Huntsville market.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K including the 1998 consolidated financial statements with footnotes. Certain prior year amounts have been reclassified to conform with the current presentation.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.

         During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as the costs are incurred. The Company expenses all startup costs as they are incurred.

4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the three months ended March 31, 1999 and the year ended December 31, 1998 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.

5.       SEGMENT INFORMATION

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

         Revenues by broadband communications service are as follows:

                                           AS OF MARCH 31,
                                        1999             1998
                                    -----------      ----------
         Cable Television           $ 8,185,103      $3,998,833
         Telephone                    1,547,460          88,426
         Data and BCS                   298,242          21,208
                                    -----------      ----------
         Consolidated Revenues      $10,030,805      $4,108,464
                                    ===========      ==========

----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS-RISK FACTORS" IN OUR 1998 ANNUAL REPORT ON FORM 10-K.


          The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

               - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 81.1% of our consolidated revenues for the three months ended March 31, 1999.

               - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 15.4% of our consolidated revenues for the three months ended March 31, 1999.

               - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 3.5% of our consolidated revenues for the three months ended March 31, 1999.

          Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

          Cost of services expenses include:


               - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 73.2% of our operating expenses for the three months ended March 31, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

          The following table sets forth certain operating and financial data for the three months ended March 31, 1999 and 1998:


                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                         --------------------------
                                           1999              1998              CHANGE             %
                                         --------          --------            -------       -------
HOMES RELEASED TO SALES                   246,575           139,959            106,616          76.2%

Connections
  Video                                    80,068            41,976             38,092          90.7%

  Telephone
    On - Net                                3,904               623              3,281         526.6%
    Off - Net (1)                           5,864                 0              5,864         100.0%
                                          -------           -------            -------       -------
                                            9,768               623              9,145       1,467.9%

  High-speed Internet                       1,405               244              1,161         475.8%
                                          -------           -------            -------       -------
                     Total                 91,241            42,843             48,398          88.5%
                                          =======           =======            =======       =======

(1) Includes toll only lines serviced within the KNOLOGY footprint.


          The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 1998 and 1999.

                                                                                                     Three Months
                                                                                                        ended
                                                                                                      March 31,
                                                                                                   ---------------
                                                                                                   1998       1999
                                                                                                   ----       ----
         Operating revenues........................................                                100%       100%
                                                                                                   ---        ---
         Operating expenses:
           Cost of services........................................                                 43         48
           Selling, operating and administrative...................                                 96         85
           Depreciation and amortization...........................                                 41         77
                                                                                                   ---        ---
                   Total...........................................                                180        210
                                                                                                   ---        ---
         Operating income (loss)...................................                                (80)      (110)
         Other income and expenses.................................                                (90)       (70)
                                                                                                   ---        ---
         Income (loss) before minority interest and income tax
           (provision) benefit.....................................                               (170)      (180)
         Income tax (provision) benefit............................                                  0         39
                                                                                                   ---        ---
         Net income (loss).........................................                               (170)%     (141)%
                                                                                                   ===        ===


          REVENUES. Operating revenues for the three months ended March 31, 1999 increased 144% to $10.0 million, compared to $4.1 million for the three months ended March 31, 1998. The increased revenues are primarily due to a higher number of connections during the three months ended March 31, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

               - the extension of our broadband networks in the Montgomery, Columbus and Panama City markets,

               - the initial offering of broadband services in the Augusta and Charleston markets at the end of the third quarter of 1998, and

               - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

          EXPENSES. Our operating expenses for the three months ended March 31, 1999, excluding depreciation and amortization, increased 134.4% to $13.4 million, compared to $5.7 million for the three months ended March 31, 1998. Cost of services were $4.8 million in 1999 compared to $1.8 million in 1998. Selling, operating, and administrative expenses were $8.5 million and $3.9 million, respectively, for such periods. The increase in our cost of services and selling, operating, and administrative expenses is consistent with the growth in revenues and is due to the expansion of our operations and the increase in the number of employees in connection with such expansion and growth into new markets.

          Depreciation and amortization for the three months ended March 31, 1999 increased to $7.7 million, compared to $1.7 million for the three months ended March 31, 1998. This increase is due to a significant increase in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

          Interest expense for the year ended March 31, 1999 increased to $7.8 million, compared to $7.0 million for the three months ended March 31, 1998. The increase in interest expense reflects the accrual of the interest expense attributable to the senior discount notes issued in October 1997.

          Interest income for the three months ended March 31, 1999 was $722,000, compared to $3.2 million for the same period in 1998 and reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

          NET LOSS. We incurred a net loss for the three months ended March 31, 1999 of $14.2 million, compared to a net loss of $7.0 million for the three months ended March 31, 1998. We expect our net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES.

          As of March 31, 1999, we had net working capital of $34.7 million, compared to $52.7 million at December 31, 1998.

          We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. For the three months ended March 31, 1999, we used approximately $4.8 million in cash flows from operating activities and used approximately $89,000 in cash flows from investing activities. Our operating activities consisted primarily of $14.2 million of net loss and $1.9 million of changes in current assets and liabilities, which were partially offset by $7.7 million of depreciation and amortization and $3.6 million of bond accretion on our senior discount notes. Our investing activities for the three months ended March 31, 1999 primarily consisted of $19.5 million of capital expenditures which were funded primarily by proceeds from the sale of short-term investments of $19.6 million. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of senior discount notes that were invested in marketable securities.

FUNDING TO DATE

          On October 22, 1997, we received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases significantly limit or prohibit, our ability to:


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

          Interstate Telephone Company and Valley Telephone Company will be year 2000 ready by December 1999. We depend on these companies for our telephone carrier access billing, customer care and billing and switching services. Both companies rely on third party vendors for the telephony customer care and billing and switching services, and both use a legacy system for telephony carrier access billing services.

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


ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------

27.1*                      Financial Data Schedule for the three months ended
                           March 31, 1999.
                           (for SEC use only)

------------

* Previously filed with KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, KNOLOGY Holdings, Inc. has duly caused this Amendment No. 1 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KNOLOGY Holdings, Inc.

        December 8, 1999               By: /s/ Rodger L. Johnson
                                       ----------------------------------------
                                       Rodger L. Johnson
                                       President and Chief Executive Officer