Form 10-Q/A
period 1999-06-30
KNOLOGY INC
filed 1999-12-08
CIK 1096788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                       COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                             ----------------------
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

                           Yes [X*]    No [ ]







         As of June 30, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.



* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 1999 to make conforming changes.

        This Form 10-Q/A presents information relating to our quarter ended
June 30, 1999 and does not include any updated information or discuss any recent developments occurring after the original filing of our Form 10-Q for the quarter ended June 30, 1999 in August 1999.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1999
                                     INDEX


PART I                     FINANCIAL INFORMATION                                                          PAGE

         ITEM 1            FINANCIAL STATEMENTS............................................................  2
                           Consolidated Balance Sheets.....................................................  2
                           Consolidated Statements of Operations...........................................  3
                           Consolidated Statement of Cash Flows............................................  4
                           Notes to Consolidated Financial Statements......................................  5

         ITEM 2            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS..................................................  7


PART II                    OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K................................................ 14

                         PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1999

                                  (UNAUDITED)


                                                                             JUNE 30,          DECEMBER 31,
                                                                               1999                 1998
                                                                         ----------------------------------

                                  ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                           $         --         $  4,859,508
      Marketable securities                                                 16,954,564           66,231,397
      Affiliate receivable                                                  11,520,948            6,785,691
      Accounts receivable, net                                               4,809,088            5,108,491
      Prepaid expenses                                                         607,160              430,811
                                                                          ------------         ------------
              Total current assets                                          33,891,760           83,415,898

PROPERTY AND EQUIPMENT, net                                                231,482,131          195,496,617

INVESTMENT IN CLEARSOURCE, INC                                                 825,072              825,072

INTANGIBLE AND OTHER ASSETS, net                                            46,013,567           52,606,063

OTHER                                                                          191,524              207,000
                                                                          ------------         ------------
Total assets                                                              $312,404,054         $332,550,650
                                                                          ============         ============


               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                                   $     12,174         $     12,174
      Bank overdraft                                                         3,244,460                   --
      Accounts payable                                                      14,243,331            6,366,923
      Accrued liabilities                                                    4,780,338           22,215,281
      Unearned revenue                                                       2,279,133            2,116,083
                                                                          ------------         ------------
               Total current liabilities                                    24,559,436           30,710,461

NONCURRENT LIABILITIES:
      Long-term notes payable                                                  119,576              122,070
      Long-term accrued interest payable                                    30,768,843           21,036,541
      Bonds payable, net of discount                                       270,461,712          263,206,292
                                                                          ------------         ------------
               Total liabilities                                           325,909,567          315,075,364

WARRANTS                                                                     2,486,960            2,486,960

STOCKHOLDERS' (DEFICIT) EQUITY
      Convertible preferred stock                                                  499                  499
      Common Stock                                                                   4                    4
      Additional paid-in capital                                            64,864,366           64,864,366
      Accumulated deficit                                                  (80,830,874)         (49,878,931)
      Unrealized (loss) gain on marketable securities (Note 4)                 (26,468)               2,388
                                                                          ------------         ------------
               Total stockholders' (deficit) equity                        (15,992,473)          14,988,326
                                                                          ------------         ------------
               Total liabilities and stockholders' (deficit) equity       $312,404,054         $332,550,650
                                                                          ============         ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                    1999              1998           1999              1998
                                                ------------     -----------    -------------     ------------


OPERATING REVENUES                              $ 10,601,310     $ 5,050,189     $ 20,632,115     $  9,158,653
                                                ------------     -----------     ------------     ------------

OPERATING EXPENSES:
      Cost of services                             5,176,643       2,163,798       10,014,184        3,936,851
      Selling, operating, and administrative       9,672,062       5,304,185       18,196,079        9,246,033
      Depreciation and amortization                8,325,951       1,916,494       16,059,846        3,613,314
                                                ------------     -----------     ------------     ------------
                 Total                            23,174,656       9,384,477       44,270,109       16,796,198
                                                ------------     -----------     ------------     ------------

OPERATING LOSS                                   (12,573,346)     (4,334,288)     (23,637,994)      (7,637,545)

OTHER INCOME AND EXPENSES:
      Interest income                                386,377       2,934,910        1,108,536        6,133,417
      Interest expense                            (7,846,703)     (7,066,371)     (15,642,451)     (14,054,188)
      Other income (expense), net                     47,695         116,164           92,844          176,164
                                                ------------     -----------     ------------     ------------
                 Total                            (7,412,631)     (4,015,297)     (14,441,071)      (7,744,607)
                                                ------------     -----------     ------------     ------------

LOSS BEFORE INCOME TAX BENEFIT                   (19,985,977)     (8,349,585)     (38,079,065)     (15,382,152)

INCOME TAX BENEFIT                                 3,243,989              --        7,127,122               --
                                                ------------     -----------     ------------     ------------

NET LOSS                                        $(16,741,988)    $(8,349,585)    $(30,951,943)    $(15,382,152)
                                                ============     ===========     ============     ============

NET LOSS PER SHARE:
      Basic and diluted                         $      (2.24)    $     (1.11)    $      (4.14)    $      (2.05)
                                                ============     ===========     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                7,478,194       7,497,750        7,478,194        7,497,750
                                                ============     ===========     ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                          1999                1998
                                                                                    ---------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $(30,951,943)        $(15,382,152)
       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
             Depreciation and amortization                                            16,059,846            3,613,314
             Loss on disposition of assets                                                (5,416)                  --
             Amortization of bond discount                                             7,255,420            6,449,607
             Changes in operating assets and liabilities:
                 Accounts receivable                                                     299,403           (1,080,665)
                 Accounts receivable - affiliate                                      (4,735,257)                  --
                 Prepaid expenses and other                                             (205,205)            (216,299)
                 Accounts payable & bank overdraft                                    11,120,868           (2,770,993)
                 Accrued liabilities and interest                                     (7,702,641)          14,205,302
                 Unearned revenue                                                        163,050              250,439
                                                                                    ------------         ------------
                     Total adjustments                                                22,250,068           20,450,705
                                                                                    ------------         ------------
                     Net cash (used in) provided by operating activities              (8,701,875)           5,068,553
                                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                      (45,478,497)         (43,037,330)
       Organizational and franchise cost expenditures, net                                43,695             (109,002)
       Proceeds form sales of assets                                                      54,361                   --
       Proceeds from sales of marketable securities, net                              49,276,833           34,919,500
                                                                                    ------------         ------------
                 Net cash provided by (used in) investing activities                   3,896,392           (8,226,832)
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Expenditures related to issuance of debt                                          (51,531)            (283,650)
       Principal payments on debt                                                         (2,494)              (2,656)
                                                                                    ------------         ------------
                 Net cash used in financing activities                                   (54,025)            (286,306)
                                                                                    ------------         ------------

NET DECREASE IN CASH                                                                  (4,859,508)          (3,444,585)

CASH AT BEGINNING OF PERIOD                                                            4,859,508            6,144,581
                                                                                    ------------         ------------

CASH AT END OF PERIOD                                                               $         --         $  2,699,996
                                                                                    ============         ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                     $      8,507         $      3,647
       Net cash paid for acquisition                                                $         --         $  1,178,958

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                 JUNE 30, 1999
                                  (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS

         KNOLOGY (the "Company") offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"), using high capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks") to provide these Broadband Services. The Company operates Interactive Broadband Networks in five metropolitan areas (collectively the "Systems"): Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and is currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow the Company to offer additional Broadband Services in the Huntsville market.

         The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. Management expects to continue the focus on increasing the customer base and expanding the broadband operations. Accordingly, operating expenses and capital expenditures will continue to increase with the extension of the broadband communications networks in existing and new markets in accordance with the business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results at June 30, 1999, and for the three and six months then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

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


4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the six months ended June 30, 1999 and the year ended December 31, 1998 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


5.       RECLASSIFICATIONS

         Certain amounts included in the 1998 financial statements have been reclassified to conform with the 1999 financial statements.



6.       SEGMENT INFORMATION

         Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

         The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, data and broadband carrier services ("BCS"). Data services include high-speed Internet access via cable modems. BCS includes local transport services such as local Internet transport, special access, local private line, and local loop services.

         While management of the Company monitors the revenue generated from each of the various broadband services, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. As a result of multiple services being provided over a single network, many expenses and assets are shared related to providing the various broadband services to customers. Management believes that any allocation of the shared expenses or assets to the broadband services would be subjective and impractical.

       Revenues by broadband communications service are as follows:


                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  1999                1998          1999                1998
                                                ------------     -----------     ------------     ------------

       Cable Television                         $  8,384,705     $ 4,527,285     $ 16,569,808     $  8,527,225
       Telephone                                   1,853,097         481,362        3,400,557          568,682
       Data and BCS                                  363,508          41,542          661,750           62,746
                                                ------------     -----------     ------------     ------------
       Consolidated Revenues                    $ 10,601,310     $ 5,050,189     $ 20,632,115     $  9,158,653
                                                ============     ===========     ============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT
LIMITATION:

         -        THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE;

         -        THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND
                  NEW COMPETITORS;

         - THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS;

         -        THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF
                  AND AS NEEDED;

         - THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED;

         - THAT WE OR OUR VENDORS AND SUPPLIERS MAY FAIL TO TIMELY ACHIEVE YEAR 2000 READINESS SUCH THAT THERE IS A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATIONS OR FINANCIAL RESULT; AND

         -        THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR.


THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.


         The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

         - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 79.1% of our consolidated revenues the six months ended June 30, 1999.

         - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 16.5% of our consolidated revenues for the six months ended June 30, 1999.

         - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 4.4% of our consolidated revenues for the six months ended June 30, 1999.

         Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:


         - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 70.4% of our operating expenses for the six months ended June 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating and financial data for the three months ended June 30, 1999 and 1998:

                                                          AS OF JUNE 30,
                                                       1999           1998            CHANGE                %
                                                     -------         -------          -------             -----

HOMES RELEASED TO SALES                              265,511         147,916          117,595             79.5%
                                                     =======         =======          =======             ====

Connections
  Video                                               82,459          45,215           37,244             82.4%
                                                      ------          ------           ------             ----

  Telephone
    On - Net                                           6,415           1,475            4,940            334.9%
    Off - Net (1)                                      6,357           5,601              756             13.5%
                                                      ------          ------           ------             ----
                                                      12,772           7,076            5,696             80.5%

  High-Speed Internet                                  2,334             395            1,939            490.9%
                                                      ------          ------           ------             ----
                     Total Connections                97,565          52,686           44,879             85.2%
                                                      ======          ======           ======             ====

(1) Off-net lines include all resale lines sold within KNOLOGY's footprint.

         The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999.


                                                                       THREE MONTHS        SIX MONTHS
                                                                          ENDED               ENDED
                                                                         JUNE 30,            JUNE 30,
                                                                      --------------      --------------
                                                                      1998      1998      1998      1999
                                                                      ----      ----      ----      ----
Operating revenues........................................            100%      100%      100%       100%
                                                                      ---       ---       ---       ----
Operating expenses:
  Cost of services........................................             43        49        43         49
  Selling, operating and administrative...................            105        91       100         88
  Depreciation and amortization...........................             38        79        40         78
                                                                      ---       ---       ---       ----
          Total...........................................            186       219       183        215
                                                                      ---       ---       ---       ----
Operating income (loss)...................................            (86)     (119)      (83)      (115)
Other income and expenses.................................            (79)      (70)      (85)       (70)
                                                                      ---       ---       ---       ----
Income (loss) before minority interest and income tax
  (provision) benefit ....................................           (165)     (189)     (168)      (185)
Income tax (provision) benefit............................              0         0         0         63
                                                                      ---       ---       ---       ----
Net income (loss).........................................           (165)%    (189)%    (168)%     (122)%
                                                                      ===       ===       ===       ====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

         REVENUES. Operating revenues increased 109.9% from $5.1 million for the three months ended June 30, 1998 to $10.6 million for the three months ended June 30, 1999. The increased revenues are primarily due to a higher number of connections during the three months ended June 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:


         - the extension of the Company's Broadband networks in the Montgomery, Columbus and Panama City markets,


         - the continued growth of broadband services in the Augusta and Charleston markets, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 98.8% from $7.5 million for the three months ended June 30, 1998 to $14.8 million for the three months ended June 30, 1999. Our cost of services increased 139.2% from $2.2 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. Our selling, operating, and administrative expenses increased 82.3% from $5.3 million for the three months ended June 30, 1998 to $9.7 million for the three months ended June 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

         Depreciation and amortization increased from $1.9 million for the three months ended June 30, 1998 to $8.3 million for the three months ended June 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         Interest expense increased from $7.1 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         Interest income was $2.9 million for the three months ended June 30, 1998, compared to $386,000 for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

         NET LOSS. We incurred a net loss of $8.3 million for the three months ended June 30, 1998 compared to a net loss of $16.7 million for the three months ended June 30, 1999. We expect our net losses to continue to increase as we continue to expand our business.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Our operating revenues increased 125.3% from $9.2 million for the six months ended June 30, 1998 to $20.6 million for the six months ended June 30, 1999. The increased revenues are primarily due to a higher number of connections during the six months ended June 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

         - the extension of our broadband networks in the Montgomery, Columbus and Panama City markets,

         - the continued growth of broadband services in the Augusta and Charleston markets, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 114.0% from $13.2 million for the six months ended June 30, 1998 to $28.2 million for the six months ended June 30, 1999. Our cost of services increased 154.4% from $3.9 million for the six months ended June 30, 1998 to $10.0 million for the six months ended June 30, 1999. Our selling, operating, and administrative expenses increased 96.8% from $9.2 million for the six months ended June 30, 1998 to $18.2 million for the six months ended June 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

         Depreciation and amortization increased from $3.6 million for the six months ended June 30, 1998 to $16.1 million for the six months ended June 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         Interest expense increased from $14.1 million for the six months ended June 30, 1998 to $15.6 million for the six months ended June 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         Interest income was $6.1 million for the six months ended June 30, 1998, compared to $1.1 million for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

         NET LOSS. We incurred a net loss of $15.4 million for the six months ended June 30, 1998 compared to a net loss of $31.0 million for the six months ended June 30, 1999. We expect our net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES.

         As of June 30, 1999, we had net working capital of $9.3 million, compared to $52.7 million at December 31, 1998.

         We have required significant equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Our operating activities provided cash of $5.1 million and used cash of $8.7 million for the six months ended June 30, 1998 and 1999, respectively. Cash used in operating activities in the 1999 period was primarily due to a net loss and changes in receivables, partially offset by depreciation and amortization and bond accretion on the senior discount notes. Our investing activities used cash of $8.2 million and provided cash of $3.9 million for the six months ended June 30, 1998 and 1999, respectively. Our investing activities in the 1999 period primarily consisted of $45.5 million of capital expenditures principally funded by $49.3 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of senior discount notes that were invested in marketable securities.

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

         On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At KNOLOGY Holdings' option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting our ability and the ability of our subsidiaries to:


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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number    Description of Exhibit

  27.1* Financial Data Schedule for the six months ended June 30, 1999. (for SEC use only)

-----------------------
   * Previously filed with KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, KNOLOGY Holdings, Inc. has duly caused this Amendment No. 1 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KNOLOGY Holdings, Inc.

    December 8, 1999         By:   /s/ Rodger L. Johnson
                                   ---------------------
                                   Rodger L. Johnson
                                   President and Chief Executive Officer