Form 10-Q/A
period 1999-09-30
KNOLOGY INC
filed 1999-12-08
CIK 1096788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                  (Exact name of registrant as specified in its
                                    charter)


                 DELAWARE                                    58-2203141
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


         1241 O.G. SKINNER DRIVE
           WEST POINT, GEORGIA                                  31833
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

                               Yes [X]* No [ ]



         As of September 30, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,851 shares of the registrant's Preferred Stock outstanding.


* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our quarterly report on Form 10-Q for the quarter ended September 30, 1999 to make conforming changes.

     This Form 10-Q/A presents information relating to our quarter ended September 30, 1999 and does not include any updated information or discuss any recent developments occurring after the original filing of our Form 10-Q for the quarter ended September 30, 1999 in November 1999.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


PART I                     FINANCIAL INFORMATION                                                          PAGE

         ITEM 1            FINANCIAL STATEMENTS...........................................................  2
                           Consolidated Balance Sheets....................................................  2
                           Consolidated Statements of Operations..........................................  3
                           Consolidated Statement of Cash Flows...........................................  4
                           Notes to Consolidated Financial Statements.....................................  5

         ITEM 2            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS.................................................  8


PART II                    OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K............................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

                                                SEPTEMBER 30,              DECEMBER 31,
                                                    1999                       1998
                                                ------------               -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $ 20,169,283               $  4,859,508
  Marketable securities                                   --                 66,231,397
  Affiliate receivable                             8,636,849                  6,785,691
  Accounts receivable, net                         5,846,291                  5,108,491
  Prepaid expenses                                   791,706                    430,811
                                                ------------               ------------
    Total current assets                          35,444,129                 83,415,898

PROPERTY AND EQUIPMENT, net                      241,653,471                195,496,617

INVESTMENT IN CLEARSOURCE, INC.                    1,412,064                    825,072

INTANGIBLE AND OTHER ASSETS, net                  42,691,153                 52,606,063

OTHER                                                151,914                    207,000
                                                ------------               ------------
Total assets                                    $321,352,731               $332,550,650
                                                ============               ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $     12,174               $     12,174
  Accounts payable                                13,491,352                  6,366,923
  Accrued liabilities                              4,838,182                 22,215,281
  Unearned revenue                                 2,468,867                  2,116,083
                                                ------------               ------------
    Total current liabilities                     20,810,575                 30,710,461

NONCURRENT LIABILITIES:
  Long-term notes payable                         19,116,496                    122,070
  Long-term accrued interest payable              35,825,088                 21,036,541
  Bonds payable, net of discount                 274,231,140                263,206,292
                                                ------------               ------------
    Total liabilities                            349,983,299                315,075,364

WARRANTS                                           2,486,960                  2,486,960

STOCKHOLDERS' (DEFICIT) EQUITY
  Convertible preferred stock                            499                        499
  Common Stock                                             4                          4
  Additional paid-in capital                      64,864,366                 64,864,366
  Accumulated deficit                            (95,958,747)               (49,878,931)
  Unrealized (loss) gain on marketable
    securities (Note 4)                              (23,650)                     2,388
                                                ------------               ------------
    Total stockholders' (deficit) equity         (31,117,528)                14,988,326
                                                ------------               ------------
    Total liabilities and stockholders'
      (deficit) equity                          $321,352,731               $332,550,650
                                                ============               ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ---------------------------    ----------------------------
                                                     1999            1998           1999            1998
                                                 ------------    -----------    ------------    ------------
OPERATING REVENUES                               $ 11,884,458    $ 7,038,178    $ 32,516,573    $ 16,196,831
                                                 ------------    -----------    ------------    ------------
OPERATING EXPENSES:
     Cost of services                               5,555,464      3,437,985      15,569,648       7,374,836
     Selling, operating, and administrative         9,174,379      6,909,490      27,370,458      16,155,523
     Depreciation and amortization                  9,248,774      2,433,018      25,308,624       6,046,332
                                                 ------------    -----------    ------------    ------------
               Total                               23,978,617     12,780,493      68,248,730      29,576,691
                                                 ------------    -----------    ------------    ------------
OPERATING LOSS                                    (12,094,159)    (5,742,315)    (35,732,157)    (13,379,860)

OTHER INCOME AND EXPENSES:
     Interest income                                  142,655      2,232,814       1,251,191       8,366,231
     Interest expense                              (8,002,238)    (7,422,979)    (23,644,689)    (21,477,167)
     Other income (expense), net                       91,470         51,648         184,326         227,812
                                                 ------------    -----------    ------------    ------------
               Total                               (7,768,113)    (5,138,517)    (22,209,172)    (12,883,124)
                                                 ------------    -----------    ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT                    (19,862,272)   (10,880,832)    (57,941,329)    (26,262,984)

INCOME TAX BENEFIT                                  4,734,388      2,450,911      11,861,510       2,450,911
                                                 ------------    -----------    ------------    ------------
NET LOSS                                         $(15,127,884)   $(8,429,921)   $(46,079,819)   $(23,812,073)
                                                 ============    ===========    ============    ============
NET LOSS PER SHARE:
     Basic and diluted                           $      (2.02)   $     (1.13)   $      (6.16)   $      (3.18)
                                                 ============    ===========    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 7,478,044      7,487,905       7,478,044       7,492,170
                                                 ============    ===========    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    1999                 1998
                                                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $ (46,079,819)       $ (23,812,073)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                                                              25,308,624            6,046,332
         Gain on disposition of assets                                                                  (7,809)                  --
         Amortization of bond discount                                                              11,024,848            9,805,872
         Changes in operating assets and liabilities:
            Accounts receivable                                                                       (737,800)          (1,612,259)
            Accounts receivable - affiliate                                                         (1,851,158)                  --
            Prepaid expenses and other                                                                (331,844)          (2,636,804)
            Accounts payable                                                                         7,124,429           (2,658,428)
            Accrued liabilities and interest                                                        (2,588,552)          20,931,803
            Unearned revenue                                                                           352,784              213,179
                                                                                                 -------------        -------------
               Total adjustments                                                                    38,293,522           30,089,695
                                                                                                 -------------        -------------
               Net cash (used in) provided by operating activities                                  (7,786,297)           6,277,622
                                                                                                 -------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net of retirements                                                       (61,159,325)         (73,444,616)
    Acquisitions, net                                                                                       --          (67,203,131)
    Investment in Clear Source, Inc.                                                                  (586,992)            (825,072)
    Organizational and franchise cost expenditures, net                                               (406,535)            (216,122)
    Proceeds from sales of assets                                                                       74,632                   --
    Proceeds from sales of marketable securities, net                                               66,231,397          131,796,692
                                                                                                 -------------        -------------
            Net cash provided by (used in) investing activities                                      4,153,177           (9,892,249)
                                                                                                 -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from credit facility                                                                   19,000,000                   --
    Expenditures related to issuance of debt                                                           (51,531)            (286,599)
    Principal payments on debt                                                                          (5,574)              (8,169)
                                                                                                 -------------        -------------
            Net cash provided by (used in) financing activities                                     18,942,895             (294,768)
                                                                                                 -------------        -------------

NET INCREASE (DECREASE) IN CASH                                                                     15,309,775           (3,909,395)

CASH AT BEGINNING OF PERIOD                                                                          4,859,508            6,144,581
                                                                                                 -------------        -------------

CASH AT END OF PERIOD                                                                            $  20,169,283        $   2,235,186
                                                                                                 =============        =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                                                     $     132,675        $       3,647

    Details of acquisitions:
            Property, plant and equipment                                                                   --        $  30,133,876
            Intangible assets                                                                               --           37,069,255
                                                                                                 -------------        -------------
    Net cash paid for acquisitions                                                                          --           67,203,131
                                                                                                 =============        =============


    The accompanying notes are an integral part of these condensed financial statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



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


2.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results at September 30, 1999, and for the three and nine months then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

3.       NET LOSS PER SHARE

                  In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the disclosure of basic net income
         (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The Company's potentially dilutive securities are not included in the computation of diluted net loss per share as their effect is antidilutive.


4.       COMPREHENSIVE INCOME

                  During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income
         (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the nine months ended September 30, 1999 and the year ended December 31, 1998 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


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

Revenues by broadband communications service are as follows:

                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                  1999                 1998                1999                 1998
                               -----------          ----------          -----------          -----------
Cable Television               $ 8,642,090          $5,544,917          $24,966,345          $14,032,666
Telephone                        2,433,604           1,430,008            5,834,161            1,998,690
Data and BCS                       808,764              63,253            1,716,067              165,475
                               -----------          ----------          -----------          -----------
Consolidated Revenues          $11,884,458          $7,038,178          $32,516,573          $16,196,831
                               ===========          ==========          ===========          ===========


7.       SUBSEQUENT EVENTS

                  The Company's parent company and majority stockholder, ITC Holding Company, Inc. ("ITC Holding") intends to complete a reorganization of certain of its wholly owned and majority owned subsidiaries during the fourth quarter of 1999 or early 2000 ("the Reorganization"), as follows:

                  a) ITC Holding plans to contribute its approximately 85% interest in the Company to KNOLOGY, Inc. ("New KNOLOGY"), an entity incorporated under the laws of the State of Delaware in September 1998 to enable ITC Holding to complete the Reorganization.

                  b) ITC Holding plans to contribute all of the outstanding capital stock of Interstate Telephone, Inc.; Valley Telephone Inc.; Globe Telephone Inc.; and ITC Globe Inc. to New KNOLOGY, (collectively "Telephone Operations Group").

                  c) ITC Holding plans to contribute its 222,832 shares of Series A preferred stock and 50,000 shares of Series B preferred stock, and its subscription rights to purchase an additional 610,501 shares of Series A preferred stock and 200,000 shares of Series B preferred stock (together with approximately $5,663,000 in cash to be used by New KNOLOGY to make the subscription payment) in ClearSource, Inc. to New KNOLOGY.

                  d) The Company expects that its minority shareholders will exchange the remaining approximately 15% of its shares for shares of New KNOLOGY.

                  As a result of the planned Reorganization, the Company and the Telephone Operations Group will be wholly owned subsidiaries of New KNOLOGY.

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

         -        THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED;

         - THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED;

         - THAT WE OR OUR VENDORS AND SUPPLIERS MAY FAIL TO TIMELY ACHIEVE YEAR 2000 READINESS SUCH THAT THERE IS A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATIONS OR FINANCIAL RESULTS; AND

         - THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

         The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

        - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 76.8% of our consolidated revenues for the nine months ended September 30, 1999.

        - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 17.9% of our consolidated revenues for the nine months ended September 30, 1999.

        - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 5.3% of our consolidated revenues for the nine months ended September 30, 1999.

        Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

        Cost of services expenses include:

        - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 24.9% of our operating expenses for the nine months ended September 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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

RESULTS OF OPERATIONS

        The following table sets forth certain operating and financial data for the three months ended September 30, 1999 and 1998:

                                 AS OF SEPTEMBER 30,
                                  1999         1998       CHANGE         %
                                -------      -------      ------       -----
HOMES RELEASED TO SALES         277,401      222,238      55,163        24.8%
                                =======      =======      ======       =====

Connections
  Video                          84,922       75,990       8,932        11.8%
                                -------      -------      ------       -----

  Telephone
    On - Net                      9,782        2,230       7,552       338.7%
    Off - Net (1)                 6,568        5,911         657        11.1%
                                -------      -------      ------       -----
                                 16,350        8,141       8,209       100.8%

  High-Speed Internet             3,419          523       2,896       553.7%
                                -------      -------      ------       -----
                     Total      104,691       84,654      20,037        23.7%
                                =======      =======      ======       =====



(1) Off-net lines include all resale lines sold within KNOLOGY's network footprint.


The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 1998 and 1999 and the nine months ended September 30, 1998 and 1999.

                                                                 THREE MONTHS             NINE MONTHS
                                                                    ENDED                    ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                            ------------------------      --------------
                                                                    1998      1999        1998      1999
                                                                    ----      ----        ----      ----
Operating revenues........................................          100%      100%        100%       100%
                                                                   ----      ----       -----      -----
Operating expenses:
  Cost of services........................................           49        47          46         48
  Selling, operating and administrative...................           98        77         100         84
  Depreciation and amortization...........................           35        78          37         78
                                                                   ----      ----       -----      -----
          Total...........................................          182       202         183        210
                                                                                        -----      -----
Operating income (loss)...................................          (82)     (102)        (83)      (110)
Other income and expenses.................................          (73)      (65)        (79)       (68)
                                                                                        -----      -----
Income (loss) before, income tax (provision) benefit .....         (155)     (167)       (162)      (178)
Income tax (provision) benefit............................           35        40          16         36
                                                                   ----      ----       -----      -----
Net income (loss).........................................         (120)%    (127)%      (146)%     (142)%
                                                                   ====      ====       =====      =====

         Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

        REVENUES. Operating revenues increased 68.9% from $7.0 million for the three months ended September 30, 1998 to $11.9 million for the three months ended September 30, 1999. The increased revenues are primarily due to a higher number of connections during the three months ended September 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

        - the extension and/or buildout of our broadband networks in the Montgomery, Columbus, Panama City, Augusta and Charleston, and

        - the acquisition of Cable Alabama (approximately 32,000 video connections) effective September 1, 1998.

        EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 42.4% from $10.3 million for the three months ended September 30, 1998 to $14.7 million for the three months ended September 30, 1999. Cost of services increased 61.6% from $3.4 million for the three months ended September 30, 1998 to $5.6 million for the three months ended September 30, 1999. Our selling, operating, and administrative expenses increased 32.8% from $6.9 million for the three months ended September 30, 1998 to $9.2 million for the three months ended September 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

        Depreciation and amortization increased from $2.4 million for the three months ended September 30, 1998 to $9.2 million for the three months ended September 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the Cable Alabama system; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

        INTEREST EXPENSE increased from $7.4 million for the three months ended September 30, 1998 to $8.0 million for the three months ended September 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

        INTEREST INCOME was $2.2 million for the three months ended September 30, 1998, compared to $143,000 for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

        INCOME TAX BENEFIT. The income tax benefit was $2.5 million for the three months ended September 30, 1998, compared to $4.7 million for the same period in 1999. Effective August 1998, when our parent company acquired majority interest, we have participated in a tax sharing agreement with the parent company. The tax sharing agreement allows us to receive a benefit for federal taxable losses incurred.

        NET LOSS. We incurred a net loss of $8.4 million for the three months ended September 30, 1998 compared to a net loss of $15.1 million for the three months ended September 30, 1999. We expect net losses to continue to increase as we continue to expand our business.

        Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        Revenues. Operating revenues increased 100.8% from $16.2 million for the nine months ended September 30, 1998 to $32.5 million for the nine months ended September 30, 1999. Our increased revenues are primarily due to a higher number of connections during the nine months ended September 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

        - the extension of our broadband networks in the Montgomery, Columbus and Panama City markets;

        - the continued growth of broadband services in the Augusta and Charleston markets; and

        - the acquisition of the TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

        Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

        Expenses. Our operating expenses, excluding depreciation and amortization, increased 82.5%, from $23.5 million for the nine months ended September 30, 1998 to $42.9 million for the nine months ended September 30, 1999. The cost of services component of operating expenses increased 111.1%, from $7.4 million for the 1998 period to $15.6 for the 1999 period. Our selling, operations, and administration expenses increased 69.4%, from $16.2 million for the 1998 period to $27.4 million for the 1999 period. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more revenue generating units. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

        Our depreciation and amortization expenses increased from $6.0 million for the nine months ended September 30, 1998 to $25.3 million for the nine months ended September 30, 1999. Approximately $8.0 million of the increase in depreciation and amortization is due to the amortization of the excess of the purchase price of Cable Alabama over the fair value of net assets acquired. Approximately $6.0 million of the increase is due to depreciation expense related to network capital expenditures, with the remainder of the increase primarily due to depreciation expense related to the purchase of buildings, computers and office equipment at the corporate and subsidiary locations. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

        Our interest expense increased from $21.5 million for the nine months ended September 30, 1998 to $23.6 million for the nine months ended September 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

        Our interest income was $8.4 million for the nine months ended September 30, 1998, compared to $1.3 million for the same period in 1999. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

        Income Tax (Provision) Benefit. We recorded an income tax benefit of $2.5 million for the nine months ended September 30, 1998 compared to an income tax benefit of $11.9 million for the nine months ended September 30, 1999. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement was effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest in our company.

        Net Loss. We incurred a net loss of $23.8 million for the nine months ended September 30, 1998 compared to a net loss of $46.1 million for the nine months ended September 30, 1999. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect net losses to continue to increase as we proceed with the expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, we had net working capital of $14.6 million, compared to $52.7 million at December 31, 1998. The decrease in working capital is principally due to the draw down of cash to fund expansion and operating losses.

        We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Our operating activities provided cash of $6.3 million and used cash of $7.8 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used in operating activities in the 1999 period was primarily due to a net loss of $46.1 million offset by a $2.0 million change in working capital and depreciation and amortization and bond accretion on the senior discount notes of $25.3 million and $11.0 million, respectively. Our investing activities used cash of $9.9 million and provided cash of $4.2 million for the nine months ended September 30, 1998 and 1999, respectively. Our investing activities in the 1999 period primarily consisted of $61.2 million of capital expenditures principally funded by $66.2 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of senior discount notes that were invested in marketable securities. Financing activities used cash of $295,000 and provided cash of $18.9 million for the nine months ended September 30, 1998 and 1999, respectively. We borrowed $19.0 million against our credit facility during the 1999 period.

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

        On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting the our ability and the ability of our subsidiaries to:

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

         The maximum amount currently available under the credit facility at September 30, 1999 was approximately $23 million, assuming compliance with all of the operating and financial covenants. As of September 30, 1999, $19 million of the $23 million currently available had been drawn against the credit facility.


FUTURE FUNDING

         Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to spend approximately $94 million for capital expenditures during 1999, which includes $64.3 million spent in the first nine months of 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks and approximately $5 million to fund operating losses in 1999. We currently expect to spend approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million includes approximately $70 million related to the construction of networks in our existing markets. The remainder primarily relates to the purchase of customer premise equipment, information systems and the commencement of the construction of networks in additional markets. Failure to have access to additional funds during 2000 could require us to delay some of our construction plans, delay preliminary efforts in new markets and possibly require us to restrict or reduce the level of operations in some markets.

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

        We expect to enter into purchase agreements for programming services and construction related services to expand our service offerings and to expand and upgrade our current systems, which will commit us to make some of these planned expenditures. We believe that present cash reserves, cash flow from operations, amounts available under our credit facility, and proceeds from loan agreements with affiliated companies will provide us with sufficient funds to expand our current networks as planned through 1999. A subsidiary of our parent company, ITC Holding Company, Inc. has agreed to lend us approximately $13 million and we expect to obtain these proceeds in November 1999.

        ITC Holding intends to complete a reorganization of certain of its wholly owned and majority owned subsidiaries during the fourth quarter of 1999 or early 2000 as follows:

        - ITC Holding plans to contribute its approximately 85% interest in us to KNOLOGY, Inc.

        - ITC Holding plans to contribute all of the outstanding capital stock of Interstate Telephone, Inc.; Valley Telephone Inc.; Globe Telecommunications Inc.; and ITC Globe Inc. to KNOLOGY, Inc.

        - ITC Holding plans to contribute its 222,832 shares of Series A preferred stock and 50,000 shares of Series B preferred stock, and its subscription rights to purchase an additional 610,501 shares of Series A preferred stock and 200,000 shares of Series B preferred stock (together with approximately $5,663,000 in cash to be used by KNOLOGY, Inc. to make the subscription payment) in ClearSource, Inc. to KNOLOGY, Inc.

        - We expect that our minority shareholders will exchange the remaining approximately 15% of their shares for shares of KNOLOGY, Inc.

        As a result of the planned reorganization, Interstate Telephone, Valley Telephone, Globe Telecommunications, ITC Globe and we will be wholly owned subsidiaries of KNOLOGY, Inc. A subsidiary of ITC Holding is expected to lend KNOLOGY, Inc. up to $30.4 million during the fourth quarter with an expected March 31, 2000 maturity date. The ITC Holding subsidiary may elect, in lieu of repayment, to convert the amounts outstanding under this loan and the previously mentioned $13 million loan into KNOLOGY, Inc. common stock or stock options.

        ITC Holding proposes to distribute all of its stock, and any stock options it holds in KNOLOGY, Inc. to ITC's stockholders and optionholders during the fourth quarter of 1999 or in early 2000. Shortly thereafter, KNOLOGY, Inc. intends to sell capital stock to a small group of institutional investors in a private placement of approximately $100 million. The proceeds are expected to be used to complete the buildout of our existing markets and to launch additional markets. We will continue to need additional financing to fund further expansion and to make potential acquisitions.

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

        We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facility which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facility. A hypothetical 10% increase in interest rates on our variable rate bank debt for a duration of one year would increase interest expense by an immaterial amount.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------
    27.1*                  Financial Data Schedule for the nine months ended
                           September 30, 1999.

----------

* Previously filed with KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, KNOLOGY Holdings, Inc. has duly caused this Amendment No. 1 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                KNOLOGY Holdings, Inc.

           December 8, 1999     By: /s/ Rodger L. Johnson
                                  -----------------------------------
                                Rodger L. Johnson
                                President and Chief Executive Officer