Form 10-K405
period 1999-12-31
KNOLOGY INC
filed 2000-03-30
CIK 1096788

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 333-89179

                                  KNOLOGY, INC.

                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                58-2424258
    -------------------------------------            --------------------
      (State or other jurisdiction of                 (I.R.S.Employer
        incorporation or organization)              Identification No.)

            KNOLOGY, INC.
      1241 O.G. SKINNER DRIVE
        WEST POINT, GEORGIA                                 31833
 --------------------------------------              -------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (706) 645-8553

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No  [ ]

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

        As of February 29, 2000, we had 6,476 shares of common stock, 48,462,499 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I

ITEM 1.   BUSINESS ..................................................................................................   1
ITEM 2.   PROPERTIES.................................................................................................  33
ITEM 3.   LEGAL PROCEEDINGS..........................................................................................  33
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................  34

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    SHAREHOLDER MATTERS..............................................................................  35
ITEM 6.   SELECTED FINANCIAL DATA....................................................................................  36
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..............................................................  38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................  47
ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING FINANCIAL DISCLOSURE..................................................................  47

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................  47
ITEM 11.  EXECUTIVE COMPENSATION.....................................................................................  51
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT...................................................................................  53
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................  55

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K..............................................................................  57

SIGNATURES...........................................................................................................  63

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................................  F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
      SCHEDULES......................................................................................................  S-1




                                      (i)

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

                                     PART I

ITEM 1.  BUSINESS

    OUR STRUCTURE.

         We were formed in September 1998. We own 100% of KNOLOGY Holdings, Inc., Interstate Telephone Company, Inc., Valley Telephone, Inc., Globe Telecommunications, Inc. and ITC Globe, Inc. We acquired these companies in November 1999 from ITC Holding Company, Inc. and other stockholders of KNOLOGY Holdings. This transaction is described in more detail under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         KNOLOGY HOLDINGS

         KNOLOGY Holdings has been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. KNOLOGY Holdings owns, operates and manages interactive broadband networks in the six metropolitan areas of Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina; and it plans to expand to additional mid-sized cities in the southeastern United States.

         KNOLOGY Holdings began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using those systems as a base for constructing new interactive broadband networks. Since acquiring the Montgomery and Columbus systems, we have significantly expanded these networks and upgraded the acquired networks to offer additional broadband communications services.

         In December 1997, KNOLOGY Holdings acquired a cable television system in Panama City Beach, Florida. We are currently upgrading this cable system and extending the network into the Panama City metro area. We expect to complete this upgrade in 2000.

         In early 1998, KNOLOGY Holdings began expanding into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new interactive broadband networks. We expect to complete construction of these networks by 2003.

         In June 1998, KNOLOGY Holdings acquired TTE Inc., a reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

         In October 1998, KNOLOGY Holdings acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed by 2001.

         INTERSTATE TELEPHONE AND VALLEY TELEPHONE

         Interstate Telephone and Valley Telephone provide local telephone services throughout the Georgia/Alabama border area known as the valley, which includes the towns of West Point, Georgia, Lanett, Alabama and Valley, Alabama and unincorporated portions of counties in both states.

GLOBE TELECOMMUNICATIONS

         Globe Telecommunications was formed in 1983 to be a deregulated provider of services for Valley Telephone. Globe Telecommunications has been providing deregulated services to Interstate Telephone since 1996. Globe Telecommunications provides local and long distance services to residential and business customers. Globe Telecommunications also has been providing competitive local telephone services to residential and business customers located in the Newnan, Georgia area since April 1998 and likely will begin providing these services to Fairburn and Union City, Georgia in the second quarter of 2000.

ITC GLOBE

         ITC Holding Company formed ITC Globe in 1997 to be a provider of local broadband services in West Point, Georgia and the Alabama/Georgia border area. ITC Globe, under the trade name "KNOLOGY Connecting The Valley," also provides traditional (analog) cable television, digital cable television and high-speed Internet access to customers within the local telephone territory of Interstate Telephone and Valley Telephone.

RELATIONSHIPS WITH AFFILIATES.

         ITC Holding, a diversified telecommunications company, previously owned 90% of our stock, which it distributed to its stockholders on February 7, 2000. We receive services from and/or provide services to various companies that may be deemed related parties, including EarthLink, Inc. (formerly MindSpring Enterprises, Inc.) and ITC DeltaCom, Inc. These relationships and services are described in detail under the caption "Certain Transactions and Relationships." We believe that the transactions with EarthLink, ITC DeltaCom and other companies that may be deemed related parties, are representative of arms-length transactions and we expect that our existing contracts with these companies will continue.

         One of our principal stockholders, SCANA Communications, Inc., is also a stockholder of ITC Holding. In addition to investing in us, SCANA Communications loaned us money in the past. We lease pole space from SCANA Corporation, the parent company of SCANA Communications, which owns and operates public utilities in South Carolina. See "Certain Transactions and Relationships" for a description of our relationship with SCANA Communications and SCANA Corporation.

OVERVIEW OF OUR SERVICES.

         We offer our customers broadband communications services, including:

         o traditional and digital cable television;

         o local and long distance telephone; and

         o high-speed Internet access.

         Our customers have the choice of receiving these services individually or as part of a bundle of services. In addition, we sell access to our network and provide various network-related services to other telecommunications companies, such as long distance telephone companies and Internet service providers.

    We provide these services using high-speed broadband networks that are two-way interactive. Broadband networks are high-capacity, which means they can handle large volumes of voice, video and data. Two-way interactive networks give customers the ability to send and receive signals at the same time. Two-way interactive networks are required for telephone service and provide for higher speed Internet connections than traditional one-way networks. It is important to our strategy to provide bundled high-speed communications services that our networks are broadband and two-way interactive.

    For the year ended December 31, 1999, video services accounted for 53% of our consolidated revenue; telephone services acconted for 43%; and high-speed Internet services and other revenue accounted for 4%. Other revenue consisted principally of revenue from broadband carrier services and video production services.

    We own, operate and manage interactive broadband networks in six metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina. We also provide local telephone services throughout the Georgia/Alabama border area known as the valley, which includes the towns of West Point, Georgia, Lanett, Alabama and Valley, Alabama and unincorporated portions of counties in both states. Our local telephone service in the valley area is provided over a traditional copper wire network while our cable and Internet services in that area are provided over our broadband network. We also provide local telephone service in Newnan, Georgia over a leased broadband network. We plan to expand to additional cities in the southeastern United States.

         Because we deliver multiple services to our customers, we report the total number of our various revenue-generating service connections for local telephone, cable programming and Internet access, rather than the total number of customers. As of December 31, 1999, we had 138,713 revenue-generating service connections, including 115,175 connections to customers through our high-speed broadband networks and the remainder over leased facilities or traditional copper telephone lines.

                   AS OF DECEMBER 31, 1999
                   -----------------------
Connections(1)
 Video .................     89,937
 Telephone:
   On-Net(2) ...........     35,879
   Off-Net(3) ..........      7,908
 Internet ..............      4,989
                            -------
Total Connections.......    138,713
                            =======
Marketable Homes
 passed(4) .............    305,773
                            =======

--------------

(1) Connections represent revenue-generating connections. For video and high-speed Internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.

(2) On-net refers to lines provided over our broadband networks. It includes 23,538 lines provided using traditional copper wire telephone lines.

(3) Off-net consists of all telephone connections provided within our network area over telephone lines leased from third parties.

(4) Marketable homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by our cable television distribution network.

         All of our network has the ability to provide broadband communications services except for our network located in Huntsville, Alabama, which is currently being upgraded. We expect that the Huntsville upgrade will be complete in 2001.

OUR STRATEGY

         We have developed the following strategy for the implementation and operation of our business:

         o BUILD AND OPERATE RELIABLE INTERACTIVE BROADBAND NETWORKS. By designing, constructing and operating our own high-capacity, interactive broadband networks, we can provide our residential and business customers a wide range of high-quality broadband communications services. We believe that this gives us a competitive advantage over cable, telephone and wireless systems that do not have the capability to provide a wide range of communication services.

              We also believe that our high-capacity networks, which are substantially protected by redundant paths, give us a quality and reliability advantage over other lower-capacity cable systems that do not have significant redundant paths. Redundant paths increase reliability by providing an alternate route for signals to travel if network problems arise. In addition, we use a specially designed powering system, which is backed up at various points along our network by a generator and a backup power source. This allows service to continue in case of a power outage. We can monitor our network 24 hours per day, seven days per week, at our network operations center.

         o PROVIDE BUNDLED OFFERINGS. We believe that by bundling video, voice and data communications services we can distinguish ourselves from our competition. We believe that the cost savings on a bundle of services and the advantages of one-stop shopping will be attractive to new customers, particularly since most of our prospective customers presently buy services from multiple sources. We also believe that customers will be less likely to switch should competitors offer lower prices on individual services because of the cost savings associated with purchasing a bundle of services from us. The ability to realize an overall profit on a bundle of services should give us greater pricing flexibility.

         o BE FIRST TO MARKET MULTIPLE BROADBAND COMMUNICATIONS SERVICES. We believe that we are the first providers of a bundled video, voice and data broadband services package in Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville. We intend to be the first to offer a similar services package in each new market that we enter. We want to capitalize on our position as a new communications company that brings competition and choice to cities. We believe that many companies may seek to provide bundled communications services over the next several years. We expect that later entrants in a market will have greater difficulty making a profit. In addition, constructing networks uses space on various rights of way, which may be limited or more expensive for later entrants.

         o EXPAND TO ADDITIONAL MARKETS. We intend to expand to additional cities in the southeastern United States. We plan to target cities:

              o   that have an average of at least 70 homes per mile;

              o   that generally have populations of at least 100,000; and

              o in which we believe we can capture a substantial number of cable television customers and can be the leading provider of bundled communications services.

         o FOCUS ON THE CUSTOMER. We believe the quality and responsiveness of our customer service differentiates us from our competitors. Our customer service representatives in each market handle customer-related functions 24 hours a day. We also monitor our networks 24 hours a day, seven days a week.

         o BROADBAND CARRIER SERVICES STRATEGY. We use extra, unused capacity on our networks to develop and offer wholesale services to local and long distance telephone companies, Internet services providers and other integrated services providers. Our entry into a local market with a newly constructed high-capacity network offers other service providers a reliable and cost competitive alternative to telephone services provided by the incumbent local phone company. We believe that we have a competitive advantage due to the high-quality of our networks and the fact that it passes substantially every home and business in our service area.

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

         Congress recently passed the Intellectual Property and Communications Omnibus Reform Act of 1999 which expands the statutory copyright license for satellite carriers to include local signals. Under this new act, satellite carriers may carry a local television broadcast station in the station's local market subject to the availability of channel capacity and compliance with many of the same signal carriage rules that apply to cable television systems. For example, satellite carriers that choose to retransmit a local signal in a television market must carry all of the local television stations in the market that demand carriage. Satellite carriers may not carry a local television station without the station's consent. The act required the FCC to develop other rules relating to signal carriage, such as rules:

         o to permit a network affiliate to preserve its right to be the exclusive network station in a market;

         o to permit stations to be the exclusive distributors of syndicated programming in their markets; and

         o to protect the rights of sports teams to control distribution of their games in the area where the games are played, known as "sports blackout" rules.

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

         TRADITIONAL TELEPHONE. Traditional telephone service is provided by local telephone systems consisting of a network of switches, transmission facilities between switches, and connections between customer premises and a local switch. Switches are devices that direct voice and data traffic. A switch looks at incoming voice or data to determine its destination and routes the traffic accordingly. A call can be routed by the local switch directly to the called party if that party is served by the same switch, to another local or toll switch for delivery to the called party, or through one or more switches of a long distance carrier to a more distant local switch for ultimate delivery to the called party. The transmission facilities connecting switches are comprised primarily of high-capacity fiber optic cables. Customer premises usually consist of copper wire lines that run through the air or underground to each of the premises served. They generally carry analog transmissions and have relatively low transmission capacity, sufficient to carry only one two-way voice conversation.

         Capacity can be expanded by advanced techniques such as integrated services digital network or ISDN, which permits voice and data transmissions to occur simultaneously and can support some level of video teleconferencing. However, local connections, even with integrated services digital network, generally do not have sufficient capacity for large-scale provision of video services.

         Digital subscriber line or DSL uses transmission equipment placed at the customer premises and at the location where most of the network switches and equipment are located to increase transmission speeds on copper wire local connections. Widespread deployment of digital subscriber line technology is limited by the length and gauge of the copper wire connections plus the use of extenders.

         WIRELESS TELEPHONES. Wireless telephone technology, which includes cellular and a technology commonly called PCS, is based upon the division of a given market area into a number of smaller geographic areas, or cells. Each cell has a base station or cell site, which is a physical location equipped with transmitter-receivers and other equipment that communicate by radio signal with wireless telephones located within range of the cell. Cells generally have an operating range from two to 25 miles. Each cell site connects to a switch, which in turn connects to the local telephone network. The switch directs the voice and data traffic from and to the wireless telephone customer. When a subscriber in a particular cell dials a number, the wireless telephone sends the call by radio signal to the cell site, which then sends it to the switch. The switch completes the call by connecting it with the landline telephone network or another wireless telephone unit. Incoming calls are received by the mobile switch, which instructs the appropriate cell to complete the communications link by radio signal between the cell site and the wireless telephone. Like local landline telephone networks, wireless telephony technologies generally do not have sufficient capacity for large scale provision of video and data services, although some new higher-capacity technologies may become available in the near future that support a wider range of services.

         New fixed wireless services, such as Local Multipoint Distribution Service, or LMDS and 39 GHz Service, are being developed and deployed. These services have generally been allocated greater bandwidth than mobile wireless services, and are expected to compete more directly with wireline providers in providing voice, data, and video services. Because these services are in the early stages of deployment, we cannot predict the impact that such services may have on our business.

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

         o        high-speed,

         o        high-capacity,

         - two-way interactive, which means that the customers have the ability to send and receive signals at the same time; and

         - hybrid fiber-coaxial networks, which means that the network is made up of a combination of high-capacity fiber-optic cables and traditional coaxial cables.

         Our hybrid fiber-coaxial network is designed using redundant fiber-optic cables. Redundant cables increase reliability by providing an alternate route for signals to travel if network problems arise. By comparison, most traditional cable television systems do not have significant redundant cables. In addition, we provide power to our system from locations along the network called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue in a power outage.

         Our interactive broadband networks can support numerous channels of basic and premium cable television services, telephone services, Internet access and other broadband communications services. Our networks have extra capacity, so we can add new services as content and technology become available.

         We offer local telephone service over these networks in much the same way local phone companies provide service. We provide dial tone service and install a network interface box outside a customer's home. We may add wiring inside the premises as well. We can offer multiple lines of telephone service. Our networks interconnect with those of other local phone companies through a nine-state interconnection agreement with BellSouth Telecommunications, Inc. We provide long distance service using leased facilities from other telecommunications service providers. We have entered into an agreement with Business Telecom, Inc. under which:

         - we lease a portion of Business Telecom's long distance telephone facilities; and

         - Business Telecom provides us with call switching services and operator and directory assistance.

         This agreement with Business Telecom expires in September 2000. We have a minimum annual purchase commitment of $50,000 under this agreement which we have always met or surpassed. We have entered into an agreement with ITC DeltaCom under which:

         - we lease a portion of ITC DeltaCom's long distance telephone and Internet facilities; and

         - ITC DeltaCom provides us with call switching services and operator and directory assistance.

         This agreement with ITC DeltaCom expires in May 2000. We do not have a minimum purchase commitment under this agreement.

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

         ITC DeltaCom provides us with the technical Internet services that allow us to offer Internet access to our customers. ITC DeltaCom is an affiliate of our company. We believe that the terms of our agreements with ITC DeltaCom are comparable to what we could obtain for similar services from an unaffiliated company.

         Since the cable equipment industry is a consolidated industry, there are relatively few manufacturers of cable equipment. We purchase digital cable equipment from one supplier. This supplier has informed us that it may decide not to sell equipment to us in some new markets. We are currently in discussions with this supplier and are optimistic that this supplier will sell equipment for all of our new markets. If we are unable to resolve this issue with this supplier favorably or are unable to identify an alternate source of digital cable equipment, our ability to expand into some new markets may be impaired.

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

         Most customers choose to subscribe to expanded basic cable service. We call this service expanded basic because it includes many more channels than traditional basic cable service. Our expanded basic cable service consists of approximately 65-75 channels of programming, including:

         o    television signals from local broadcast stations;

         o    television signals from so-called super stations such as WGN
              (Chicago);

         o numerous satellite-delivered non-broadcast channels such as CNN, MTV, ESPN, The Discovery Channel and Nickelodeon;

         o displays of information featuring news, weather, stock and financial market reports; and

         o    public, government and educational access channels.

         We offer a variety of premium services for an extra monthly charge. Premium services include channels with feature motion pictures such as HBO, Showtime and Cinemax or other special channels. We also provide our customers:

         o access to additional channels offering pay-per-view feature movies, live and taped sports events, concerts and other special features which involve a charge for each viewing;

         o    access to home shopping networks; and

         o    specialty services such as digital audio service.

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

         We provide services to Internet service providers which allows them to expand into areas where our network is located. In August 1998, we entered into an agreement with EarthLink, Inc., a large Internet service provider of which ITC Holding is a large stockholder, which allows EarthLink to offer high-speed Internet access to its customers in Montgomery, Alabama using our network. We entered into a similar agreement with A World of Difference, Inc., in August 1999 for the Charleston area.

         FUTURE BROADBAND COMMUNICATIONS SERVICES. We believe that our interactive broadband networks may enable us to provide additional broadband services in the future, including:

         o Interactive energy management services in partnership with power companies, which allow customers to monitor energy usage and cost online;

         o Security services, including closed-circuit television security monitoring and alarm systems;

         o Voice transmission using the Internet, which integrates traditional telephone functions with Internet-based technology; and

         o High-speed, high-capacity transmission of data using advanced transfer protocols, such as the asynchronous transfer mode method of transmission.

MARKETS AND SUBSCRIBERS

CURRENT MARKETS

         Our interactive broadband networks currently serve:

         o    Montgomery, Alabama;

         o    Huntsville, Alabama;

         o    Columbus, Georgia;

         o    Augusta, Georgia;

         o    Charleston, South Carolina;

         o    Panama City, Florida; and

         o    a rural area on the Georgia/Alabama border known as the valley.

We provide video, telephone and Internet services over a broadband network in Montgomery, Huntsville, Columbus, Augusta, Charleston and Panama City. In the valley area, we provide telephone service over a traditional copper wire telephone network and video and Internet services over a broadband network.

         We believe that our ability to increase and maintain our subscribers has been due largely to:

         o    our commitment to customer service;

         o    the number of channels we offer; and

         o our reliability and quality of the picture and sound over our networks.

NEW MARKETS

         We plan to expand to additional cities in the southeastern United States. We plan to target cities:

         o    that have an average of 70 homes per mile;

         o    with populations generally of at least 100,000; and

         o in which we believe we can attract a significant portion of the cable television customers and can become the leading provider of bundled communications services.

NETWORK CONSTRUCTION AND OPERATIONS

NETWORK CONSTRUCTION

         With the exception of the Georgia/Alabama border area where we maintain our own construction crews, we use contractors for the construction of our networks, including both the laying of underground cable and attaching aerial cable to utility poles. We serve as the manager of the construction process, directing and supervising the various construction crews. We have 59 employees dedicated to monitoring and facilitating the construction of our networks. Our approach to construction reflects our commitment to customer service. We notify potential customers before commencing underground construction and restore any damaged property. Based on past experience, we believe the construction of a new network in a new market will take approximately four years.

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

FRANCHISES

         Cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as:

         o time limitations on commencement and completion of system construction;

         o    customer service standards;

         o    minimum number of channels; and

         o the provision of free service to schools and certain other public institutions.

         We believe that the conditions in our franchises are fairly typical. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. Our franchises generally have ten to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration.

          Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the relevant franchising authorities. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the "fair market value" of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals. The following table lists our franchises by location, term and expiration date.

                   LOCATION             TERM    EXPIRATION DATE
                   --------             ----    ---------------
           SOUTH CAROLINA
           Charleston..............      15        4/28/2013
           North Charleston........      15        6/12/2013
           Charleston County.......      15       12/15/2013
           Mount Pleasant..........      15       12/15/2013
           Hanahan.................      15        12/8/2013
           Summerville.............      15        2/10/2014
           Lincolnville............      15        12/2/2013
           Goose Creek.............      15       11/11/2013
           Berkeley County.........      15        7/20/2013

           GEORGIA
           Augusta/Richmond County.      15        1/20/2013
           Columbia County.........      11        11/1/2009
           Columbus Renewal........      10        3/16/2009
           West Point..............      15        1/19/2013

           FLORIDA
           Panama City.............      18        3/10/2016
           Bay County..............       8         1/5/2006
           Lynn Haven..............      18        5/12/2016
           City of Callaway........      10        9/28/2009
           Cedar Grove.............      15         6/9/2013

           ALABAMA
           Prattville..............      15         7/7/2013
           Maxwell AFB.............       4        9/30/2003
           Autauga County..........      15       10/15/2013
           Montgomery..............      10         3/6/2005
           Huntsville..............       2(1)      3/7/2001
           Madison.................       8(1)    10/22/2006
           Madison County..........      11(1)    11/20/2009
           Redstone Arsenal........       *                *
           Limestone County........       6         5/7/2005
           Chambers County.........      15       12/15/2012
           Lanett..................      15        1/20/2013
           Valley..................      15        1/12/2013

--------------

(1) This number represents the number of years left under the franchise when we acquired the franchise in the 1998 Cable Alabama acquisition.

* We are operating in this market under a letter agreement while our franchise application is pending.

         The Cable Communications Policy Act of 1984 also prohibits franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area. This simplifies the application process for our obtaining a new franchise. This process usually takes about six to nine months. While this makes it easier for us to enter new markets, it also makes it easier for competitors to enter the markets in which we currently have franchises.

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

INTERCONNECTION

         We rely on local telephone companies and other companies to connect calls to users who are not our customers. We have access to BellSouth's telephone network under a nine-state interconnection agreement. The Telecommunications Act of 1996 established certain requirements and standards for interconnection arrangements, and our interconnection agreement with BellSouth is based on these requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration, as discussed below under the caption "Our Business -Legislation and Regulation -- Federal Regulation of Telecommunications Services."

         The key terms of our interconnection agreement with BellSouth are:

         o    the right to connect to each others facilities;

         o the rates we pay each other for handling and delivery of one another's telephone traffic; and

         o the right to attach network facilities to each other's telephone poles and rights of way.

         Under the Telecommunications Act of 1996, BellSouth is required to allow us to interconnect to their network. Pursuant to the Telecommunications Act and the terms of our existing agreement, we can either:

         o automatically renew our existing interconnection agreement by notifying BellSouth of our intention to renew within the applicable timeframe:

         o    negotiate the terms of a new agreement with BellSouth;

         o choose another interconnection agreement that BellSouth has with another telephone company and enter into an interconnection agreement on those same terms and conditions; or

         o accept the default pricing and terms and conditions offered by BellSouth.

         We do not plan to renew our current interconnection agreement. Because of recent FCC regulations we expect to be able to enter into a new interconnection agreement with better rates. We plan to negotiate our own terms with BellSouth. BellSouth may not agree to favorable terms since BellSouth is our competitor. However, if we are not able to negotiate favorable terms, we will select another interconnection agreement that BellSouth has entered into with another telephone company and enter into an interconnection agreement with BellSouth using those terms and conditions.

         The terms of our interconnection agreement have also been approved by the Georgia, Alabama, Florida and South Carolina state public utility commissions. Our new agreement will be subject to approval by the Georgia, Alabama, Florida and South Carolina state public utility commissions. Approvals of other state public utility commissions will be required in connection with the provision of telephone service in other states.

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

         CUSTOMER SERVICE. Customer service is an essential element of our operations and marketing, and we believe our quality and responsiveness differentiates us from our competitors. A significant number of our employees are dedicated to customer service activities, including

         o    order taking;

         o    customer activations;

         o    billing inquiries and collections;

         o    service upgrades;

         o    provision of customer premises equipment; and

         o    administration of our customer satisfaction program.

In addition, we provide 24-hour customer service, operate customer phone centers in each of our service areas, and operate a back-up customer phone center in West Point, Georgia. We monitor our networks 24 hours a day, seven days a week and strive to resolve problems prior to a customer being aware of any service interruptions.

COMPETITION

OTHER CABLE SYSTEMS

         Other cable television operations exist in each of our current markets. Our competitors include AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications. We compete with these competitors on terms of pricing and programming content, including the number of channels and the availability of local programming. We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming. Each of AT&T Cable Services, Comcast Cable Communications and Time Warner Cable have entered into exclusivity arrangements with the WeB channel, which is the distribution channel for WB programming, in different markets. We provide programming in each of these markets as well, and these exclusivity arrangements restrict our access to programming.

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

         A continuing trend toward business combinations and alliances in the cable television area and the telecommunications industry as a whole may create significant new competitors for us. This trend toward business combinations may be shrinking the number of attractive acquisition targets.

OTHER TELEVISION PROVIDERS

        Cable television distributors may, in certain markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. The competitors in these markets include:

         o    broadcast television; and

         o    satellite and wireless cable systems.

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

         We encounter competition from direct broadcast satellites systems that transmit signals to small dish antennas owned by the end-user. DirecTV and Echostar offer multichannel programming through high power communications satellites to a dish antenna with a diameter of only approximately 18 inches. Although satellite television providers presently serve a relatively small percentage of pay television subscribers, their share has been growing steadily. Competition from direct broadcast satellites could become substantial as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations, is expected to enhance satellite carriers' ability to compete with us for subscribers. As a result, competition from these companies may increase.

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

         One major impact of the Telecommunications Act of 1996 may be a trend toward the use and acceptance of bundled service packages. As a result, we will be competing with:

         o incumbent local telephone companies such as BellSouth as well as other competitive local telephone companies;

         o traditional providers of long distance services such as AT&T, MCI WorldCom and Sprint; and

         o other providers of cable television service such as AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications, Inc.

Our ability to compete successfully will depend on the attributes of the overall bundle of services we are able to offer, including our price, features, and customer service.

         We compete with Business Telecom and ITC DeltaCom in providing telephone services to business customers. We purchase services from Business Telecom and ITC DeltaCom. Our agreements with Business Telecom and ITC DeltaCom are described above under the heading "-- Our Interactive Broadband Networks."

         Wireless telephone service such as cellular and PCS currently is viewed by consumers as a supplement to, not a replacement for, traditional telephone service. Wireless service generally is more expensive than traditional local telephone service and is priced on a usage-sensitive basis. In addition, the transmission quality of wireless service is not comparable to wireline service. However, in the future the rate and quality differential between wireless and traditional telephone service may decrease and lead to more competition between providers of these two types of services.

INTERNET SERVICES

         Providing Internet access services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages over us, such as greater experience, resources, marketing capabilities and stronger name recognition.

         In providing Internet access services, we compete with:

         o    Internet service providers;

         o    providers of satellite-based Internet services;

         o    other long distance telephone companies; and

         o    cable television companies.

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

         EarthLink, a large Internet service provider that purchases Internet related services from us, is also a competitor.

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

         From time to time, federal and state legislators propose legislation that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of its operations. Additionally, the FCC and state regulatory bodies, may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on its operations. The following description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

CABLE COMMUNICATIONS POLICY ACT OF 1984

         The Cable Communications Policy Act of 1984 established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC has responsibility for adopting rules to implement this Act. Among other things, the Cable Communications Policy Act of 1984 affirmed the right of franchising authorities to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The Cable Communications Policy Act of 1984 provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

         The Cable Television Consumer Protection and Competition Act of 1992 permitted a greater degree of regulation of the cable industry with respect to, among other things:

         o    rates for cable programming services;

         o    program access and exclusivity arrangements;

         o    access to cable channels by unaffiliated programming services;

         o terms and conditions for the lease of channel space for commercial use by parties unaffiliated with the cable operator;

         o    ownership of cable systems;

         o    customer service requirements;

         o requiring cable companies to carry certain television broadcast stations or to permit television stations to withhold consent for cable systems to carry their stations;

         o    technical standards; and

         o    cable equipment compatibility.

         Additionally, the legislation encouraged competition with existing cable television systems by:

         o allowing municipalities to own and operate their own cable television systems without a franchise;

         o preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and

         o prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

The Cable Television Consumer Protection and Competition Act of 1992 also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The FCC has responsibility for adopting rules to implement this Act.

TELECOMMUNICATIONS ACT OF 1996

         The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. This Act permitted regional Bell operating companies to apply to the FCC for authority to provide long distance services. It also included significant changes in the regulation of cable operators. For example, the FCC's authority to regulate the cable programming service tier rates of all cable operators expired on March 31, 1999. The legislation also:

         o repeals the anti-trafficking provisions of the Cable Television Consumer Protection and Competition Act of 1992, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

         o limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

         o requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming on channels primarily dedicated to sexually-oriented programming;

         o adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network;

         o allows cable operators to enter telecommunications markets which historically have been closed to them; and

         o allows some telecommunications providers to begin providing competitive cable service in their local service areas.

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

         RATE REGULATION. The Cable Television Consumer Protection and Competition Act of 1992 authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to effective competition. The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to resolve complaints about rates for cable programming service tier services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic services. Cable services offered on a per channel or on a per program basis are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the Telecommunications Act of 1996 deregulated cable programming service rates as of March 31, 1999. After March 31, 1999, only the basic tier of service, which does not include the expanded basic tier of service, and equipment used to receive the basic tier of service remains subject to rate regulation.

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

         FRANCHISE AUTHORITY. The Cable Communications Policy Act of 1984 affirmed the right of franchising authorities, which are the cities, counties or political subdivisions in which a cable operator provides cable service, to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. We hold cable franchises in all of the franchise areas in which we provide service. The Cable Television Consumer Protection and Competition Act of 1992 encouraged competition with existing cable systems by:

         o allowing municipalities to operate their own cable systems without franchises;

         o preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and

         o prohibiting, with limited exceptions, the common ownership of cable systems and co-located multichannel multipoint distribution or satellite master antenna television systems, which prohibition is limited by the Telecommunications Act of 1996 to cases in which the cable operator is not subject to effective competition.

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

         The Cable Television Consumer Protection and Competition Act of 1992 made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities currently may deny renewal based on failure to substantially comply with the material terms of the franchise, even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is stopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be harmless error.

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

         INSIDE WIRING OF MULTIFAMILY DWELLING UNITS. The FCC has adopted rules to promote competition among multichannel video program distributors in multifamily dwelling units. The rules provide generally that, in cases where the program distributor owns the wiring inside a multifamily dwelling unit but has no right of access to the premises, the multifamily dwelling unit owner may give the program distributor notice that it intends to permit another program distributor to provide service there. The program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the multifamily dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring.

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

         INTERNET SERVICE PROVIDERS. A number of Internet service providers have requested that the FCC and state and local officials adopt rules requiring cable operators to provide unaffiliated Internet service providers with direct access to the operators' broadband facilities on the same terms as the operator makes those facilities available to affiliated Internet service providers. To date the FCC has rejected these unbundling proposals, but a number of local franchising authorities have imposed this type of requirement on cable operators. Litigation regarding these unbundling requirements is pending. AT&T recently announced that it would open its systems to competing Internet service providers, including EarthLink, with which it already has entered into an agreement. At this time it is uncertain whether these requirements lawfully may be imposed on cable operators, or how pervasive they ultimately may be if upheld in court.

         REGULATORY FEES AND OTHER MATTERS. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. In 1997, cable television systems were required to pay regulatory fees of $0.54 per subscriber. In 1998, the fee was $0.44 per subscriber. In 1999, the fee was $0.48 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

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

         FCC regulations also address the carriage of:

         o    local sports programming;

         o restrictions on origination and cablecasting by cable system operators;

         o    application of the rules governing political broadcasts;

         o    customer service standards; and

         o limitations on advertising contained in nonbroadcast children's programming.

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

FEDERAL REGULATION OF TELECOMMUNICATIONS SERVICES

         TARIFFS AND DETARIFFING. KNOLOGY Holdings is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long distance carrier services and its competitive local exchange carrier services. As a non-dominant carrier, its rates presently are not regulated by the FCC. All telecommunications carriers that provide domestic interstate and international long distance services must file tariffs with the FCC prescribing rates, terms and conditions of service. Carriers must also file so-called informational tariffs with the FCC describing their operator services. KNOLOGY Holdings has filed tariffs with the FCC for our domestic interstate and international long distance services, interstate access services and interstate operator services.

         Valley Telephone and Interstate Telephone are regulated by the FCC as dominant, rather than non-dominant carriers. As dominant carriers, Valley Telephone and Interstate Telephone must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate services. Valley Telephone concurs in tariffs filed by the National Exchange Carrier Association, while Interstate Telephone has its own tariffs on file with the FCC.

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

         The Telecommunications Act of 1996 includes an exemption from interconnection requirements for rural telephone companies. Under this exemption, a competitor is not entitled to interconnect with a rural telephone company absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Both Valley Telephone and Interstate Telephone are considered rural telephone companies under the Telecommunications Act of 1996, and the Alabama Public Service Commission has determined that these companies should be exempt from the interconnection requirements of the Telecommunications Act of 1996 at least through June 2001.

         NUMBER PORTABILITY. Another new federal statute requires that all local telephone service carriers provide customers with the ability to retain, at the same location, existing telephone numbers without impairment of quality, reliability or convenience. This number portability will remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. The FCC ordered permanent number portability to be made available in the 100 largest metropolitan areas by December 31, 1998. Number portability is available in all of our required markets. While number portability benefits our competitive local exchange carrier operations, it represents a burden to Valley Telephone and Interstate Telephone. At this time, we are unable to predict the impact, if any, of possible number portability delays or complications in our service territories.

         UNIVERSAL SERVICE AND ACCESS CHARGE REFORM. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund. There is an exemption for providers whose contribution would be less than $10,000 in a particular year. Interstate Telephone and Valley Telephone presently contribute to the fund, and we expect that KNOLOGY Holdings will be required to start contributing in 2000. We can not be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements.

         The FCC presently is in the process of reducing access charges imposed by telephone companies for origination and termination of long distance traffic. In those areas where we use our own or our affiliated cable facilities for our comprehensive local telephone operations, we are largely unaffected by local telephone carriers' access charge fluctuations. However, overall decreases in local telephone carriers' access charges as contemplated by the FCC's access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long distance carriers for comparable access. Over time, statutory universal service funding obligations, coupled with the FCC's new access charge regime, could adversely affect us by limiting our ability to offset our fund contributions through higher charges to domestic interstate and international long distance carriers for originating and terminating interstate traffic over our cable facilities.

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

         ADDITIONAL REQUIREMENTS. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

         o interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

         o ensure that their services are accessible and usable by persons with disabilities;

         o provide telecommunications relay service either directly or through arrangements with other carriers or service providers, which service enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center;

         o comply with verification procedures in connection with changing a customer's carrier;

         o protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

         o    pay annual regulatory fees to the FCC; and

         o    contribute to the Telecommunications Relay Services Fund.

         FORBEARANCE. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that:

         o    enforcement is not necessary to protect consumers;

         o    a carrier's terms are reasonable and nondiscriminatory;

         o    forbearance is in the public interest; and

         o    forbearance will promote competition.

The FCC has exempted certain carriers from tariffing and reporting requirements pursuant to this provision of the Telecommunications Act of 1996. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free us from regulatory burdens, but also might increase the pricing flexibility of our competitors.

         ADVANCED SERVICES AND COLLOCATION. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. Recently, the FCC adopted rules designed to improve competitor access to incumbent local telephone carriers collocation space and to reduce the delays and costs associated with collocation. Collocation is the placement of equipment by another telephone company alongside another telephone company's equipment along a network. The FCC has taken future steps to facilitate competitors' access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. Specifically, the FCC required incumbent local exchange carriers like Bell South, to permit unaffiliated providers of digital subscriber line services to use a portion of the lines connecting customer premises to the operator used for basic telephone service rather that purchasing new lines (the so-called "Line Sharing Order"). In related proceedings, the FCC adopted rules requiring incumbent carriers to offer competing carriers access to a number of listed network elements, including local loops, sub loops, and local circuit switching (the so-called "UNE proceeding"), and rules requiring incumbent carriers to allow competing carriers to access space in the incumbent's central office, which will enable competitors to collocate all equipment necessary for interconnection or access to unbundled network elements (the so-called "Collocation proceeding"). Some of the rules established in the UNE proceeding will not be effective until May 2000. Additionally, portions of these proceedings are currently on remand from a U.S. Court of Appeals, and petitions for reconsideration are pending before the FCC concerning the Collocation and Line Sharing proceedings. Hence, the FCC is reviewing these rules, and these rules are subject to change. Having better collocation arrangements at incumbent local exchange carriers' main facilities housing telephone network equipment benefits our competitive local exchange operations. However, the FCC's advanced services proceeding, inasmuch as it primarily benefits digital subscriber line providers who compete directly with our broadband communications service offerings, may prove on balance to have an adverse competitive effect on us.

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

        Alabama, Georgia, Florida, and South Carolina each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in Alabama, Georgia, Florida and South Carolina. In addition, we have executed local network interconnection agreements with BellSouth for the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations. As a condition of providing intrastate telecommunications services, we are required, among other things:

         o to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

         o to comply with state regulatory reporting, tax and fee obligations; and

         o to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies, complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations.

        Valley Telephone and Interstate Telephone are subject to additional requirements under state law, including rate regulation and quality of service requirements. In Alabama, both Valley Telephone and Interstate Telephone are subject to a price cap form of rate regulation. Under price caps, the companies have limited ability to raise rates for intrastate telephone services, but the Alabama Public Service Commission does not regulate the rate of return earned by the companies.

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

RISK FACTORS

WE HAVE LOST MONEY ON OUR OPERATIONS TO DATE, AND WE EXPECT TO LOSE MORE MONEY DURING THE NEXT SEVERAL YEARS.

         As of December 31, 1999, we had an accumulated deficit of $79.6 million. We expect to incur net losses and negative cash flow during the next several years as we build our networks. Our ability to generate profits and positive cash flow will depend in large part on our abilities to obtain enough subscribers for our services to offset the costs of constructing and operating our networks. If we cannot achieve operating profitability or positive cash flows from operating activities, our business, financial condition and operating results will be adversely affected.

THE SIGNIFICANT AMOUNT OF DEBT WE HAVE COULD HARM OUR BUSINESS.

         As of December 31, 1999, we had $331 million of debt, including accrued interest, and our stockholders' equity was $37.9 million. We anticipate that we will incur more debt as we expand our existing networks and move into new markets in the future.

Our debt could adversely affect our business in a number of ways, as:

         o we have to spend a significant amount of our available funding to pay interest and repay principal on debt;

         o    we may have trouble obtaining future financing;

         o we may have limited flexibility in planning for or reacting to changes in our business;

         o we may have more debt relative to our competitors, which may place us at a disadvantage; and

         o    we may be more vulnerable to any economic downturn.

         Our earnings were not sufficient to cover our fixed charges in 1999. We will need to grow and generate profits in order to generate the cash to repay our debt. If we cannot meet our debt payments, we may need to seek additional financing or sell some of our assets, which would adversely affect our business, operations and the value of our company.

RESTRICTIONS ON OUR BUSINESS IMPOSED BY OUR DEBT AGREEMENTS COULD LIMIT OUR GROWTH OR ACTIVITIES.

         Our indenture and credit facility agreements place operating and financial restrictions on us and our subsidiaries. These restrictions affect our and our subsidiaries' ability to:

         o    incur additional debt;

         o    create liens on our assets;

         o    use the proceeds from any sale of assets; and

         o    make distributions on or redeem our stock.

In addition, our credit facility requires us to maintain certain financial ratios. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions, we could be in default under one or both of these agreements and be required to repay our debt immediately rather than at the maturity of the debt.

FAILURE TO OBTAIN ADDITIONAL FUNDING WOULD LIMIT OUR ABILITY TO EXPAND OUR BUSINESS.

          We expect to spend approximately $200 million during the next three years to expand or upgrade our Panama City, Augusta, Charleston and Huntsville networks. In addition we plan to expand into new cities where we do not currently have networks. If we expand to these new cities, we estimate the cost of constructing and implementing networks in additional cities at approximately $75 million to $100 million per 100,000 homes. Actual costs may exceed this estimate. We will need significant additional financing to complete this expansion and upgrade, to expand into additional cities, for new business activities and for any additional acquisitions. If we cannot obtain sufficient funds we may be required to defer or abandon our expansion plans, which could limit our growth and prospects.

WE MAY ENCOUNTER DIFFICULTIES EXPANDING INTO ADDITIONAL MARKETS.

         To expand into additional cities we will have to obtain pole attachment agreements, construction permits, franchises and other regulatory approvals. Delays in receiving the necessary construction permits and in conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Further, we may face resistance from competitors who are already in these markets. A competitor may oppose or delay our franchise application or our request for pole attachment space. These difficulties could harm the development of our business in new markets.

COMPETITION FROM OTHER TELEVISION PROVIDERS COULD CAUSE US TO LOSE SUBSCRIBERS.

         To be successful, we will need to attract cable television subscribers away from our competitors. We often are not the first cable television provider in our markets, and we have to compete with other companies that have long-standing customer relationships with the residents in these areas. Some of our competitors have other competitive advantages over us, such as greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing television service, we currently compete with AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications, Inc. We also compete with satellite television providers DirecTV and Echostar. Our other competitors include:

         o    other cable television providers;

         o    broadcast television stations;

         o    other satellite television companies;

         o    wireless cable services; and

         o    private satellite dishes.

We expect in the future to compete with telephone companies providing cable television service within their service areas.

         New legislation will allow satellite providers to offer local programming. This could reduce our current advantage over satellite providers in this area and hurt our ability to attract and maintain subscribers.

COMPETITION FROM OTHER TELEPHONE SERVICE PROVIDERS COULD CAUSE US TO LOSE CUSTOMERS.

         In providing local and long distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies to us. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. We also compete with long distance phone companies such as AT&T, MCI WorldCom and Sprint. Our other competitors include:

         o independent or competitive local exchange carriers, which are local phone companies other than the incumbent phone company that provide local telephone services and access to long distance services over their own networks or over networks leased from other companies;

         o    regional Bell operating companies other than BellSouth;

         o    wireless telephone carriers; and

         o    utility companies.

COMPETITION FROM OTHER PROVIDERS OF INTERNET SERVICES COULD CAUSE US TO LOSE SUBSCRIBERS OR HINDER THE GROWTH OF OUR INTERNET SERVICES.

         Providing Internet access services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages over us, such as greater experience, resources, marketing capabilities and stronger name recognition.

         In providing Internet access services, we compete with:

         o    traditional dial-up Internet service providers;

         o    providers of satellite-based Internet services;

         o    other long distance telephone companies; and

         o    cable television companies.

         Other technologies also offer high-speed, high capacity connections to the Internet. We will compete with companies offering broadband connections such as DirecPC, one of the principal providers of satellite-based Internet services in the United States; long distance telephone companies such as AT&T and MCI WorldCom; traditional dial-up Internet service providers; and cable modem services such as Excite@Home, a joint venture among several major cable companies.

OUR PROGRAMMING COSTS ARE INCREASING, WHICH COULD REDUCE OUR CASH FLOW AND OPERATING MARGINS.

         Programming has been our largest single operating expense item and we expect this to continue. In recent years, the cable industry has experienced a rapid increase in the cost of programming, particularly sports programming. This increase may continue and we may not be able to pass programming costs increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our basic and expanded basic programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

PROGRAMMING EXCLUSIVITY IN FAVOR OF OUR COMPETITORS COULD ADVERSELY AFFECT THE DEMAND FOR OUR CABLE SERVICES.

         We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming. Each of AT&T Cable Services, Comcast Cable Communications and Time Warner Cable has entered into exclusivity arrangements with the WeB channel, which is the distribution channel for WB programming, in different markets. We provide programming in each of these markets as well, and these exclusivity arrangements restrict our access to programming. Limiting our ability to offer certain programming on our cable television systems may adversely affect the demand for our cable services.

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH, OUR BUSINESS WILL BE HARMED.

         Our ability to grow will depend, in part, upon our ability to:

         o    successfully implement our strategy;

         o    evaluate markets;

         o    secure financing;

         o    construct facilities;

         o    obtain any required government authorizations; and

         o    hire and retain qualified personnel.

In addition, as we increase our service offerings and expand our targeted markets, we will have additional demands on our customer support, sales and marketing, administrative resources and network infrastructure. If we cannot effectively manage our growth, our business and results of operations will be harmed.

ACQUISITIONS AND JOINT VENTURES COULD STRAIN OUR BUSINESS AND RESOURCES.

         If we acquire existing companies or networks, or enter into joint ventures, we may be subject to:

         o miscalculation of the value of the acquired company or joint venture;

         o    diversion of resources and management time;

         o difficulties in integration of the acquired business or joint venture with our operations;

         o    relationship issues as a result of changes in management;

         o additional liabilities or obligations as a result of the acquisition or joint venture; and

         o additional financial burdens or dilution incurred with the transaction.

         Additionally, ongoing consolidation in the telecommunications industry may be shrinking the number of attractive acquisition targets.

WE OPERATE OUR NETWORKS UNDER FRANCHISES THAT ARE SUBJECT TO NON-RENEWAL OR TERMINATION, EITHER OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Our networks generally operate pursuant to franchises, permits or licenses typically granted by a municipality or other state or local government controlling the public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority's regulations. Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. Our franchises for Montgomery, Columbus, Panama City, Augusta, Charleston, Huntsville and the Georgia/Alabama border area will expire in March 2005, March 2009, July 2007, January 2013, April 2013, March 2001 and January 2013, respectively. If one of our franchises is not renewed or terminated, our business will be harmed.

IF WE ARE NOT ABLE TO OBTAIN AND RENEW OUR FRANCHISES IN A TIMELY MANNER AND ON ACCEPTABLE TERMS AND CONDITIONS, OUR BUSINESS WILL BE HARMED.

         Our business depends on our ability to obtain and renew our franchises in a timely manner and on acceptable terms and conditions. We cannot predict whether we will obtain franchises in new cities on terms that will make construction of a network and provision of broadband communications services economically attractive for us.

SINCE WE OPERATE OUR SYSTEMS UNDER FRANCHISES THAT ARE NON-EXCLUSIVE, LOCAL FRANCHISING AUTHORITIES CAN GRANT ADDITIONAL FRANCHISES AND CREATE MORE COMPETITION FOR US IN OUR MARKETS.

         Our franchises are non-exclusive. The local franchising authorities can grant franchises to competitors who may build networks in our market areas. This could adversely affect our growth and our profitability.

LOCAL FRANCHISE AUTHORITIES HAVE THE ABILITY TO IMPOSE REGULATORY CONSTRAINTS OR REQUIREMENTS ON OUR BUSINESS, WHICH COULD INCREASE OUR EXPENSES.

         Local franchise authorities can impose regulatory constraints by local ordinance or as part of a grant or renewal of a franchise. They also may impose customer service or other requirements. This would increase our expenses in operating our business.

LOSS OF ACCESS TO OTHER COMPANIES' NETWORKS COULD IMPAIR OUR TELEPHONE SERVICE.

        We rely on other companies to provide:

         o communications capacity between our facility that switches telephone calls and our local networks;

         o    long distance telephone services;

         o space at areas along our network or in switching centers to locate equipment. Since for efficiency reasons our equipment needs to be located near and often connected to similar equipment operated by other providers, which is called co-location, available space can be quite limited;

         o    special network services for internet transport requirements.

         We purchase these services from two primary vendors, Business Telecom, Inc. and ITC DeltaCom, both of which compete with us. We have a minimum annaul purchase commitment of $50,000 with Business Telecom. We do not have a minimum purchase commitment with ITC DeltaCom. If we lost services from either of these companies, we would have to find another entity who could provide these services for us and may have to pay more for the same services or meet a higher minimum purchase commitment. Further, if either of these companies reduced our access to its facilities because that company did not have the capacity to provide these services to us, our business would be harmed.

LOSS OF INTERCONNECTION ARRANGEMENTS COULD IMPAIR OUR TELEPHONE SERVICE.

         We rely on other companies to connect with users of telephone service who are not our customers. We presently have access to BellSouth's telephone network under a nine-state interconnection agreement. This agreement may not be renegotiated on favorable terms or at all, since BellSouth is our competitor. If our interconnection agreement is not renewed, we will have to negotiate another interconnection agreement with BellSouth. The renegotiated agreement could be on terms less favorable than our current terms.

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

CHANGES IN DEMAND FOR OUR TELEPHONE SERVICES COULD HARM OUR BUSINESS.

         We could be affected by changes in demand for our local and long distance telephone services, including:

         o    traditional telephone services;

         o    premium telephone services;

         o    additional access lines per household;

         o    billing and collection services; and

         o    local competition in the Georgia/Alabama border area.

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

WE DO NOT KNOW THE DEMAND FOR OUR BUNDLED COMMUNICATIONS SERVICES.

         Our plan to provide bundled broadband communications services is fairly new and untested. It could be unsuccessful due to:

         o    competition;

         o    pricing;

         o    regulatory uncertainties; or

         o    operating and technical difficulties.

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

WE DEPEND UPON A VERY SMALL NUMBER OF SUPPLIERS FOR OUR CABLE EQUIPMENT.

         Since the cable equipment industry is a consolidated industry, there are relatively few manufacturers of cable equipment. We purchase digital cable equipment from a supplier who has informed us that it may decide not to sell equipment to us in some new markets. If we are unable to resolve this issue, or if we are unable to secure an alternate source of digital cable equipment on equivalent terms, our ability to expand into these markets may be impaired.

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

SINCE OUR BUSINESS IS CONCENTRATED IN SPECIFIC GEOGRAPHIC LOCATIONS, OUR BUSINESS COULD BE HURT BY A DEPRESSED ECONOMY IN THESE AREAS.

         We provide our services to areas in Alabama, Georgia, Florida and South Carolina, which are all in the southeastern United States. Our networks are built in small to mid-sized markets. A stagnant or depressed economy in the southeastern United States could affect all of our markets, and our entire business and profitability would be damaged.

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

         There are proposals before the United States Congress and the Federal Communications Commission to require all cable operators to make a portion of their cable systems' capacity available to other Internet service providers, such as telephone companies. AT&T recently announced that it would open its systems to competing Internet service providers, including EarthLink, with which it already has entered into an agreement. Certain local franchising authorities are considering or have already approved similar open access requirements. If regulators decide to require us to provide competing telephone or Internet service providers with access to our broadband networks, much of the competitive advantage we have from owning our own networks could be eliminated. Competing Internet service providers could stream video over their systems, in direct competition with our programming services. Our interconnection agreements, which we depend on to reach users who are not our customers, are subject to regulation by the FCC and state authorities. Unfavorable regulation that delays interconnection or increases the cost of interconnection would hurt our business.

         As stated earlier, it is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation over the next several years. Our ability to compete successfully will depend on the timing of such implementing regulations and whether they are favorable to us.

OUR RELATIONSHIPS WITH ITC HOLDING'S COMPANIES AND CERTAIN VENTURE FUNDS MAY CAUSE CONFLICTS OF INTERESTS.

         We have relationships with several of ITC Holding's subsidiaries and affiliated companies. Some of our directors are directors, stockholders, and/or officers of various ITC Holding companies. Certain venture funds are significant stockholders and also have representatives on our board of directors. When the interests of ITC Holding, other ITC Holding companies or these venture funds differ from ours, the ITC Holding companies and the venture funds act in their own respective best interests, which could be adverse to our interests.

SOME OF OUR MAJOR STOCKHOLDERS OWN STOCK IN OUR COMPETITORS AND MAY HAVE CONFLICTS OF INTEREST WITH RESPECT TO THOSE COMPANIES AND US.

         Campbell B. Lanier, the chairman of our board of directors and one of our major stockholders, owns approximately 16% of the outstanding stock of ITC DeltaCom. South Atlantic Venture Funds, another one of our major stockholders, owns approximately 4.4% of ITC DeltaCom. When the interests of one of our competitors differs from ours, these stockholders may support our competitor or take other actions that could adversely affect our interests.

A SMALL NUMBER OF STOCKHOLDERS CONTROL A SIGNIFICANT PORTION OF OUR STOCK.

         Approximately 19.5% of our outstanding voting stock is beneficially owned by Campbell B. Lanier, the chairman of our board of directors, and members of Mr. Lanier's family. Our directors and executive officers as a group beneficially own 36.6% of our outstanding voting stock. Further, AT&T venture funds, SCANA Communications Holdings, Inc., J. H. Whitney, the Blackstone Group and South Atlantic funds beneficially own approximately 6.8%, 10.5%, 12.2%, 9.1% and 7.4% of our outstanding voting stock, respectively. As a result, these stockholders will have a dominant voting position with respect to the ability to:

         o    elect our directors;

         o    amend our certificate of incorporation or bylaws; or

         o    effect a merger, sale of assets or other corporate transaction.

The extent of ownership by these stockholders may also discourage a potential acquirer from making an offer to acquire us. This could reduce the value of our stock.

WE HAVE ENTERED INTO A STOCKHOLDERS AGREEMENT WITH OUR SERIES B PREFERRED STOCKHOLDERS AND SOME OUR SERIES A PREFERRED STOCKHOLDERS THAT GIVES THEM RIGHTS OF FIRST REFUSAL AND PREEMPTIVE RIGHTS WHICH MAY IT MAKE IT MORE FOR DIFFICULT FOR US TO ISSUE OUR SECURITIES TO NEW INVESTORS.

         We have entered into a stockholders' agreement with our Series B preferred stockholders and some of our Series A preferred stockholders. This stockholders' agreement gives those stockholders rights of first refusal to and rights to subscribe when we offer additional stock in the future. The subscription right may inhibit our ability to conduct sales of our securities to strategic investors and limit our ability to dilute the interests of the Series B stockholders.

OUR TAX SEPARATION AGREEMENT WITH ITC HOLDING MAY LIMIT OUR ABILITY TO RAISE EQUITY FUNDING OR CONDUCT ACQUISITIONS FOR STOCK, AND BREACH OF THIS AGREEMENT COULD SUBJECT US TO SUBSTANTIAL DAMAGES.

         In connection with our spin-off by ITC Holding, which was completed on February 7, 2000, we entered into a tax separation agreement with ITC Holding. In the agreement, we made representations and covenants that impose limitations on our future actions. Because we could have substantial liability, up to $50 million, under the tax separation agreement if we breach our representations and covenants, we could be discouraged from entering into transactions that might result in a breach. We might not pursue any transaction that would be presumed to be part of a plan or series of related transactions which results in any cumulative 50% change of ownership within the four-year period beginning two years before the date of our spin-off by ITC Holding. Transactions that could involve a possible breach include an actual or constructive change of control, exceeding limits on the raising of equity capital or the use of our stock to acquire other companies. We may have to forego some growth opportunities that may occur during the two years subsequent to the spin-off, until February 7, 2002, because of our representations and covenants.

WE ARE NO LONGER ABLE TO RELY ON ITC HOLDING FOR ACCESS TO CAPITAL.

         When we were a subsidiary of ITC Holding, we had access to capital that we may not have as a stand-alone company. Since the spin-off was completed on February 7, 2000, we no longer have access to capital through ITC Holding, and it is less likely that ITC Holding will be willing to provide financing to us or enter into other transactions with us. In the past, ITC Holding has contributed equity to us and has lent money to us. We can no longer rely on financing from ITC Holding, and we must depend on our own resources.

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

NO TRADING MARKET EXISTS FOR OUR SECURITIES, AND OUR SECURITIES ARE SUBJECT TO TRANSFER RESTRICTIONS.

         Our stock is not traded on any stock exchange or quoted on the Nasdaq Stock Market, or any other established trading market, and no market makers currently make a market in our stock. We do not expect that an active public market for our stock will develop. In addition, all shares of our stock are subject to transfer restrictions. If one of our stockholders decides to sell his shares of our stock, he must first offer those shares to us to purchase before he can offer the shares to a third party. With the lack of an active public market for our stock and our rights of first refusal on the sale of our stock, our stockholders' ability to sell our securities is limited.

IF WE ISSUE MORE STOCK IN FUTURE OFFERINGS, THE PERCENTAGE OF OUR STOCK THAT OUR STOCKHOLDERS OWN WILL BE DILUTED.

         As of February 29, 2000, we had 6,476 shares of common stock, 48,462,499 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock outstanding. We also had outstanding on that date options to purchase 7,138,104 shares of common stock and 5,830,446 shares of Series A preferred stock as well as warrants to purchase 994,962 shares of Series A preferred stock. Future stock issuances also will reduce the percentage ownership of our current stockholders.

ALTHOUGH OUR STOCK IS NOT PUBLICLY TRADED, THE VALUE OF OUR STOCK COULD BE HURT BY SUBSTANTIAL PRICE FLUCTUATIONS.

         The value of our capital stock could be subject to sudden and material increases and decreases, even though it is not publicly traded. The value of our stock could fluctuate in response to:

         o    our quarterly operating results;

         o    changes in our business;

         o    changes in the market's perception of our bundled services;

         o changes in the businesses or market perceptions of our competitors; and

         o    changes in general market or economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the value of securities of many companies. The changes often appear to occur without regard to specific operating performance. The value of our capital stock could increase or decrease based on change of this type, even though our stock is not publicly traded. These fluctuations could materially reduce the value of our stock.

FORWARD-LOOKING STATEMENTS SHOULD BE READ WITH CAUTION.

         This annual report on Form 10-K contains certain forward-looking statements regarding our operations and business. Statements in this document that are not historical facts are "forward-looking statements." Such forward-looking statements include those relating to:

         o    future business developments;

         o    projected or anticipated expansion or construction;

         o    possible acquisitions and alliances; and

         o projected revenues, working capital, liquidity, capital needs, interest costs and income.

         The words "estimate," "project," "intend," "expect," "believe," "may," "could" and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report on Form 10-K or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. However, these statements still involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of today's date.

EMPLOYEES

    At February 29, 2000 we had 759 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in voice, video and data technologies. We do not believe we will have problems retaining personnel with the necessary qualifications.

ITEM 2.  PROPERTIES

    We own or lease property in the following locations:

                     LOCATION                   ADDRESS                  LEASE/OWN            PRIMARY USE
                 ----------------       ----------------------          ----------    -------------------
                 West Point, GA         1241 O.G. Skinner Drive         Own           Corporate Admin. Offices
                 West Point, GA         206 West 9th Street             Lease         Network Operations Center
                 Montgomery, AL         1450 Ann Street                 Lease         Headend & Technical Offices
                 Columbus, GA           1701 Boxwood Place              Lease         Admin. Offices & Headend
                 Panama City, FL        13200 P.C.B. Pkwy.              Lease         Admin. Offices & Headend
                 Augusta, GA            3714 Wheeler Road               Own           Admin. Offices & Headend
                 Charleston, SC         4506 Dorchester Road            Own           Admin. Offices and Headend
                 Huntsville, AL         2401 10th Street                Own           Admin. Offices and Headend




         In addition to these properties, we also hold operating leases for hub sites along our network in each market. Our principal physical assets consist of fiber optic and coaxial broadband network and equipment, located either at the equipment site or along the network. Our distribution equipment along the network is generally attached to utility poles we own or use under standard pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See "Business--Legislation and Regulation" for a discussion of the FCC's regulation of pole attachment rates. Our franchises give us rights of way for our network. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 1999, the sole stockholder of KNOLOGY, Inc. approved by written consent the following:

         o    adoption of an Amended and Restated Certificate of Incorporation;

         o an Exchange offer to exchange new shares of KNOLOGY, Inc. for shares of KNOLOGY Holdings, Inc., Interstate Telephone Company, Inc., Valley Telephone Company, Inc., Globe Telecommunications, Inc., ITC Globe, Inc., shares of ClearSource, Inc, cash and a line of credit note; and

         o    adoption of the KNOLOGY, Inc. Long Term Incentive Plan.

On December 22, 1999, the stockholders of KNOLOGY, Inc. approved by written consent a further Amendment and Restatement of the Amended and Restated Certificate of Incorporation and a stock option plan for the grant of options to be used in connection with the spin-off of KNOLOGY, Inc. options and shares to the ITC Holding Company's stockholders and option holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our stock is not traded on any exchange or quoted on the Nasdaq Stock Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

         As of February 29, 2000, we had 6,476 shares of common stock outstanding held of record by approximately 4 stockholders, 48,462,499 shares of Series A preferred stock outstanding held of record by approximately 331 stockholders and 21,180,131 shares of Series B preferred stock outstanding held of record by approximately 27 stockholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1999, we completed an exchange with KNOLOGY Holdings stockholders, including AT&T venture funds and SCANA Communications, in which we exchanged our common stock and Series A preferred stock for KNOLOGY Holdings common stock and preferred stock. Through this exchange offering, we acquired 7,113 shares of preferred stock of KNOLOGY Holdings from AT&T venture funds for 4,267,800 shares of our Series A preferred stock and 753 shares of preferred stock of KNOLOGY Holdings from SCANA Communications for 451,800 shares of our Series A preferred stock. In November 1999, we also issued 43,211,531 shares of our Series A preferred stock to ITC Holding in exchange for ITC Holding contributing to us:

         o    stock representing 85% of the outstanding equity of KNOLOGY
              Holdings;

         o stock representing 100% of each of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, which together provide telephone, cable and Internet access services in western Georgia and eastern Alabama;

         o    a note of KNOLOGY Holdings in the amount of $9,641,189; and

         o 272,832 shares of preferred stock of ClearSource, Inc., and subscription rights to purchase an additional 810,501 shares of preferred stock of ClearSource in future ClearSource financings, together with cash in the amount of $5.6 million to be used to make the subscription payments. ClearSource is a company planning to operate broadband systems in Texas and other southern or mid-western states similar to our services in the southeast. Currently, our investment in ClearSource represents approximately 18% ownership interest in this company.

         The shares of Series A preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a public offering in which (1) the per share price to the public is at least $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange. The shares are convertible into shares of common stock on a one-to-one basis, subject to customary anti-dilution adjustments.

         In November 1999 we also completed the exchange of warrants to purchase shares of KNOLOGY Holdings preferred stock for warrants to purchase 994,961 shares of our Series A preferred stock. The warrants may be exercised at any time at an exercise price of $.01 per share. The warrants expire on October 21, 2007.

         The issuances of securities described above were made in reliance on exemptions from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as transactions by an issuer not involving any public offering. The persons and entities exchanging securities in the transactions represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about our company, through their relationship with us or through information about us made available to them.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected consolidated financial data. The selected financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 have been derived from our audited financial statements. The selected financial data set forth below should be read in conjunction with our section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", our financial statements and related notes, and other financial data included elsewhere in this report. See note 1 to our financial statements regarding the reorganization.

                                                YEAR            YEAR              YEAR            YEAR               YEAR
                                                ENDED           ENDED             ENDED           ENDED              ENDED
                                            DECEMBER 31,    DECEMBER 31,      DECEMBER 31,    DECEMBER 31,       DECEMBER 31,
                                                1995            1996              1997           1998(a)             1999
                                            ------------    ------------      ------------    ------------       ------------
                                             (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Operating revenues ....................   $  18,929,279    $  17,527,208    $  17,633,313    $  45,132,522    $  66,720,929
Operating expenses:
Cost of services ......................       5,593,083        2,991,412        3,121,108       16,796,593       26,964,519
Selling, operations and
 administrative .......................       8,740,090        8,331,795        9,498,461       33,266,292       45,960,263
Depreciation and amortization .........       3,185,901        3,022,056        2,781,800       17,326,895       40,970,149
                                          -------------    -------------    -------------    -------------    -------------
Total operating expenses ..............      17,519,074       14,345,263       15,401,369       67,389,780      113,894,931
                                          -------------    -------------    -------------    -------------    -------------
Operating income (loss) ...............       1,410,205        3,181,945        2,231,944      (22,257,258)     (47,174,002)
                                          -------------    -------------    -------------    -------------    -------------
Other expense, net ....................        (362,331)        (379,889)      (2,048,506)     (18,645,199)     (32,837,223)
                                          -------------    -------------    -------------    -------------    -------------
Income (loss) before minority interest,
 income tax (provision) benefit and
 cumulative effect of a change in
 accounting principle .................       1,047,874        2,802,056          183,438      (40,902,457)     (80,011,225)
Minority interest .....................         667,038             --               --         13,294,079        3,267,653
Income tax (provision) benefit ........        (573,327)      (1,371,865)      (1,010,779)       5,631,618       19,697,270
Cumulative effect of a change in
 accounting principle .................            --               --               --           (582,541)            --
                                          -------------    -------------    -------------    -------------    -------------

Net income (loss) .....................       1,141,585        1,430,191         (827,341)     (22,559,301)     (87,046,302)
Subsidiary preferred stock dividends ..            --               --         (4,193,276)      (1,424,222)      (1,744,703)
                                          -------------    -------------    -------------    -------------    -------------
Net income (loss) attributable to
 common stockholders ..................   $   1,141,585    $   1,430,191    $  (5,020,617)   $ (23,983,523)   $ (58,791,005)
                                          =============    =============    =============    =============    =============
PER SHARE DATA:
Basic and diluted net income (loss)
 attributable to common stockholders...   $   11,415.85    $   14,301.91    $  (50,206.17)   $ (239,835.23)   $      (11.45)
Basic and diluted weighted average
 number of common shares
 outstanding ..........................             100              100              100              100        5,132,653
OTHER FINANCIAL DATA:
Capital expenditures ..................   $   3,079,108    $     995,320    $   1,727,079    $ 120,227,057    $  87,386,231
Cash provided by (used in) operating
 activities ...........................          94,418        4,770,730        3,680,116       23,035,488        2,235,335
Cash (used in) provided by investing
 activities ...........................      (3,544,192)        (197,362)     (22,223,940)     (34,586,803)     (29,316,194)
Cash (used in) provided by financing
 activities ...........................       1,535,595       (4,457,176)      18,726,407       16,083,187      (29,740,547)
EBITDA(b) .............................       5,565,993        5,640,550        2,509,854        8,564,129       (2,829,134)



                                            DECEMBER 31,   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                1995           1996             1997           1998             1999
                                            ------------   ------------     ------------   ------------     ------------
                                             (UNAUDITED)    (UNAUDITED)                                      (UNAUDITED)
BALANCE SHEET DATA:
Working capital .......................   $     832,057   $   2,977,835   $  (1,240,180)   $  49,978,838    $  15,664,483
Property and equipment, net ...........      20,406,060      11,374,950      11,260,846      211,885,668      273,896,831
Total assets ..........................      38,544,328      22,883,276      30,196,492      374,680,811      400,333,810
Long-term debt, including accrued
 interest .............................      11,075,698            --              --        276,178,820      331,012,181
Total liabilities .....................      22,034,469       7,235,555       6,656,317      314,414,049      357,684,385
Minority interest .....................       2,981,968            --              --          3,267,653             --
Retained earnings (accumulated deficit)       8,168,034       9,598,225       3,181,179      (20,802,344)     (79,593,349)
Total stockholders' equity ............      13,527,891      15,647,721      23,540,175       54,512,149       37,923,360



----------

(a) See note 9 to the financial statements, Cable Alabama acquisition, for further information regarding presentation.

(b) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income (loss) as a measure of performance or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is a measure commonly used in our industry and is included herein because we believe EBITDA provides relevant and useful information to our investors. Since the elements of EBITDA are determined using the accrual basis of accounting and EBITDA excludes the effects of capital and financing related costs, investors should use it to analyze and compare companies on the basis of operating performance. We utilize and have disclosed EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements; to incur additional indebtedness; and to fund continuing growth. EBITDA may not necessarily be calculated comparably with similarly titled measures for other companies. Additionally, we do not currently believe that there are any legal or functional requirements that limit management's discretionary use of funds depicted by EBITDA.

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

         The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-K.

         You should read the following discussion together with our "Selected Consolidated Financial Data" section and our financial statements and related notes elsewhere in this prospectus. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

         Our historical financial statements include the assets, liabilities and results of operations of our subsidiaries which have been majority-owned by ITC Holding during each year. Accordingly, our financial statements include the assets, liabilities and results of operations of all of our subsidiaries for the years 1997, 1998 and 1999.

OVERVIEW

         We are a newly formed holding company that owns 100% of KNOLOGY Holdings, Inc., Interstate Telephone Company, Valley Telephone Company, Globe Telecommunications, Inc. and ITC Globe, Inc.

         We acquired these interests in November 1999 from ITC Holding Company, Inc. and other stockholders of KNOLOGY Holdings. Our structure is as follows:

         o    Interstate Telephone, Valley Telephone and Globe
              Telecommunications are our direct subsidiaries.

         o    KNOLOGY Holdings is a direct subsidiary of Valley Telephone.

         o    ITC Globe is a direct subsidiary of Globe Telecommunications.

In November 1999, InterCall, Inc., a subsidiary of ITC Holding, contributed to us:

         o    stock representing 85% of the outstanding equity of KNOLOGY
              Holdings;

         o stock representing 100% of each of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, which together provide telephone, cable and Internet access services in western Georgia and eastern Alabama;

         o a note of KNOLOGY Holdings in the principal amount of up to $13 million; and

         o 272,832 shares of preferred stock of ClearSource, Inc., and subscription rights to purchase an additional 810,501 shares of preferred stock of ClearSource in future ClearSource financings, together with cash in the amount of $5.6 million to be used to make the subscription payments. ClearSource is a company planning to operate broadband systems in Texas and other southern or mid-western states similar to our services in the southeast. Currently, our investment in ClearSource (including shares and subscription rights previously owned by KNOLOGY Holdings) represents approximately 17% ownership interest in this company.

         We also completed the exchange of warrants to purchase shares of KNOLOGY Holdings preferred stock for warrants to purchase 994,961 shares of our Series A preferred stock. Concurrent with this contribution, we completed the exchange of other KNOLOGY Holdings common stock and preferred stock for our common stock and Series A preferred stock. We now hold, through Valley Telephone, 100% of the outstanding stock of KNOLOGY Holdings.

         The November 1999 transactions were effected primarily to combine the businesses of KNOLOGY Holdings, Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe. Together with ITC Holding, we determined that KNOLOGY Holdings and these other companies have parallel growth in the broadband market, and that combining the businesses would enhance their ability to take advantage of the opportunities in that market. Although Interstate Telephone and Valley Telephone primarily have been telephone companies, they have recently through ITC Globe begun offering cable television and Internet access services in the same geographic area in which they provide telephone service. Combining these businesses under KNOLOGY is expected to allow all of the companies to benefit from KNOLOGY Holdings' experience as a provider of cable television services and as a provider of a bundle of broadband services. It also permits KNOLOGY Holdings to take advantage of the more than 100 years of experience of Interstate Telephone and Valley Telephone as telephone companies.

         Since ClearSource proposes to conduct a similar broadband business in southern or mid-western states, ITC Holding and we determined that the ClearSource investments also should be under KNOLOGY. The KNOLOGY Holdings note was contributed to KNOLOGY to terminate the lender-borrower relationship between ITC Holding and KNOLOGY Holdings.

         In December 1999, after the contribution and exchange discussed above, we entered into a loan agreement and a promissory note with InterCall, Inc., a subsidiary of ITC Holding. This subsidiary loaned us approximately $29.7 million. The proceeds of this loan are to be used for construction of the network by KNOLOGY Holdings and for working capital. This loan accrued interest at a rate of 11 7/8% per year and had a maturity date of March 31, 2000. The note issued under the loan agreement provided that InterCall could elect, in lieu of repayment, to convert the amount outstanding under the note into options to purchase shares of our Series A preferred stock. In February 2000 the entire amount of the note was converted into options to purchase 6,258,036 shares of our Series A preferred stock. These options were distributed to ITC Holding option holders in February 2000.

         In connection with the conversion we issued to ITC Holding a residual note which provides that KNOLOGY will pay to ITC Holding any proceeds of option exercises received by KNOLOGY. In the event of a cashless exercise of any of the KNOLOGY options, KNOLOGY must pay to ITC Holding in cash an amount equal to the exercise price.

         SIGNIFICANT ACCOUNTING POLICIES

         The reorganization described above has been accounted for in a manner similar to a pooling of interest for Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, our telephone operations group. KNOLOGY Holdings and subsidiaries have been treated as an equity investment in subsidiary in 1996 and 1997 in relation to our 24% and 29% ownership interest, respectively. KNOLOGY Holdings and subsidiaries have been consolidated with us in 1998 and 1998 in relation to the 85% controlling interest obtained in July 1998 which was recorded at ITC Holding's historical cost. For the period from August 1998 to December 1998, the 15% of KNOLOGY Holdings that we did not own has been reflected as minority interest and the pro-rata losses attributed to the minority holders to the extent that their investment was greater than zero (which it was for the period discussed here) in accordance with Financial Accounting Standards Board Current Text on Consolidation and Statement of Financial Accounting Standards No. 94. Because a controlling interest in KNOLOGY Holdings was acquired in August 1998, the financial statements for the year ended December 31, 1998 include the accounts of KNOLOGY Holdings for the entire year and the minority interest in losses includes the 58% share of KNOLOGY Holdings' losses for the period January 1998 to July 1998.

         The exchange of the remaining 15% of KNOLOGY Holdings for shares of our stock was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. We had recorded 100% of KNOLOGY Holdings' losses since KNOLOGY Holdings' equity was less than zero.

         In June 1998, KNOLOGY Holdings acquired TTE Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina. This acquisition was accounted for as a purchase.

         In October 1998, KNOLOGY Holdings acquired the Cable Alabama cable television system serving the Huntsville, Alabama area, this acquisition was accounted for as a purchase. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed by 2001.

REVENUES AND EXPENSES

         We can group our revenues into four categories: video revenues, telephone revenues, Internet revenues and other revenues.

         o VIDEO REVENUES. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 50% and 53% of our consolidated revenues for the years ended December 31, 1998 and December 31, 1999, respectively.

         o TELEPHONE REVENUES. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Telephone revenues accounted for approximately 49% and 43% of our consolidated revenues for the years ended December 31, 1998 and December 31, 1999, respectively.

         o INTERNET REVENUES AND OTHER REVENUES. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 1% and 4% of our consolidated revenues for the years ended December 31, 1998 and December 31, 1999, respectively.

         Our operating expenses include cost of services expenses, selling, operations and administrative expenses, and depreciation and amortization expenses.

         Cost of services expenses include:

         o VIDEO COST OF SERVICES. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 12.5% and 13.4% of our operating expenses for the years ended December 31, 1998 and December 31, 1999, respectively. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

         o TELEPHONE AND INTERNET ACCESS SERVICES. Cost of services related to our telephone and Internet access services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers. Selling, operations and administrative expenses include:

         o SALES AND MARKETING COSTS. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

         o NETWORK OPERATIONS AND MAINTENANCE EXPENSES. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

         o CUSTOMER SERVICE EXPENSES. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

         o GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of corporate and subsidiary general management and administrative costs.

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

RESULTS OF OPERATIONS

         The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 1997, 1998 and 1999.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                        ------------------------------
                                                           1997        1998       1999
                                                        ---------   ---------  -------
         Operating revenues......................          100%        100%       100%
                                                           ---         ---        ---
         Operating expenses:
            Cost of services.....................           18          28         40
            Selling, operating and administrative           54          83         69
            Depreciation and amortization........           16          38         61
                                                           ---         ---        ---
                     Total.......................           88         149        170
                                                           ---         ---        ---
         Operating income (loss).................           12         (49)       (70)
         Other income and expenses...............          (12)        (41)       (49)
                                                           ---         ---        ---
         Income (loss) before minority interest,
         income tax (provision) benefit and
         cumulative effect of a change in
         accounting principle....................            0         (90)      (120)
         Minority interest.......................            0          29          5
         Income tax (provision) benefit..........           (6)         12         30
         Cumulative effect of change in accounting
            principle............................            0          (1)         0
                                                           ---         ---        ---
         Net income (loss).......................           (6)        (50)       (85)
         Subsidiary preferred stock dividends....          (24)         (3)         0
                                                           ---         ---        ---
         Net income (loss) attributable to
            stockholders.........................          (30)%       (53)%      (88)%
                                                           ===         ===        ===


         The following table sets forth certain operating data as of December 31, 1997, 1998 and 1999. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for local telephone, cable programming and Internet access, rather than the total number of customers.

                                         AS OF DECEMBER 31,
                                    -----------------------------
                                        1997      1998     1999
                                    ----------  --------  -------
         Connections(1)
           Video ..................    37,716    80,600    89,937
           Telephone
             On-net(2) ............    19,518    24,343    35,879
             Off-net(3) ...........         0     5,982     7,908
           Internet ...............         0       908     4,989
                                      -------   -------   -------
         Total Connections ........    57,234   111,833   138,713
                                      =======   =======   =======
         Marketable Homes Passed(4)   124,773   256,271   305,773
                                      =======   =======   =======

(1) Connections represent revenue-generating connections. For video and high-speed Internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.

(2) On-net refers to lines provided over our broadband networks. It includes 19,518, 21,369 and 23,538 lines as of December 31, 1997, 1998 and 1999, respectively, provided using traditional copper telephone lines.

(3) Off-net consists of all telephone connections provided within our broadband network area over telephone lines leased from third parties.

(4) Marketable homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by our cable television distribution network.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Operating revenues increased 47.8% from $45.1 million for the year ended December 31, 1998 to $66.7 million for the year ended December 31, 1999. Our increased revenues are primarily due to a higher number of connections during the year ended December 31, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

         o the extension of our broadband networks in the Montgomery, Columbus and Panama City markets;

         o the continued growth of broadband services in the Augusta and Charleston markets; and

         o the acquisition of the TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

         Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 45.7%, from $50.0 million for the year ended December 31, 1998 to $72.9 million for the year ended December 31, 1999. The cost of services component of operating expenses increased 60.5%, from $16.8 million for 1998 to $27.0 for 1999. Our selling, operations, and administration expenses increased 38.3%, from $33.3 million for 1998 to $46.0 million for 1999. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more revenue generating units. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

         Our depreciation and amortization expenses increased 137.0% from $17.3 million for the year ended December 31, 1998 to $41.0 million for the year ended December 31, 1999. Approximately $12.0 million of the increase in depreciation and amortization is due to the amortization of the excess of the purchase price of Cable Alabama over the fair value of net assets acquired. Approximately $10.6 million of the increase is due to depreciation expense related to network capital expenditures, with the remaining $1.1 million of the increase primarily due to depreciation expense related to the purchase of buildings, computers and office equipment at the corporate and subsidiary locations. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

         OTHER INCOME AND EXPENSE. Our interest income was $9.6 million for the year ended December 31, 1998, compared to $1.5 million for the year ended December 31, 1999. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

         Our interest expense increased from $29.1 million for the year ended December 31, 1998 to $34.4 million for the year ended December 31, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         INCOME TAX (PROVISION) BENEFIT. We recorded an income tax benefit of $5.6 million for the year ended December 31, 1998 compared to an income tax benefit of $19.7 million for the year ended December 31, 1999. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement was effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest of KNOLOGY Holdings, Inc. With the completion of the spin-off of KNOLOGY, Inc. by ITC Holding, we will no longer participate in the tax sharing agreement. Therefore, we will not receive any payments from ITC Holding related to income tax benefits for periods subsequent to the distribution. As a stand alone entity after the spin-off, we will record a full valuation allowance against any income tax benefit until taxable income is generated, at which time a tax benefit will be realized.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. We incurred a net loss of $24.0 million for the year ended December 31, 1998 compared to a net loss of $58.8 million for the year ended December 31, 1999. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect net losses to continue to increase as we proceed with the expansion of our business.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         As explained above, our results for the year ended December 31, 1998 include the results of all of our current subsidiaries. However, our 1997 results do not include the results of KNOLOGY Holdings, which was not majority-owned by ITC Holding during 1997 and therefore, was accounted for as an equity method investment in 1997.

         REVENUES. Our operating revenues increased $27.5 million, or 156.3%, from $17.6 million for the year ended December 31, 1997 to $45.1 million for the year ended December 31, 1998. Excluding operating revenues of $25.8 million of KNOLOGY Holdings in 1998, our operating revenues increased $1.7 million, or 9.7%, due primarily to the addition of a competitive local telephone and broadband services operations in the Georgia/Alabama border area.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased $37.5 million, or 297.6%, from $12.6 million for the year ended December 31, 1997 to $50.1 million for the year ended December 31, 1998. Excluding operating expenses of $37.3 million of KNOLOGY Holdings in 1998, our operating expenses increased $195,000, or 1.5%.

         Our depreciation and amortization expenses increased from $2.8 million for the year ended December 31, 1997 to $17.3 million for the year ended December 31, 1998, an increase which primarily reflects the inclusion of $12.4 million of KNOLOGY Holdings' depreciation and amortization for the 1998 period which was consolidated in our 1998 results.

         Our interest income and interest expense increased $9.6 million and $29.0 million, respectively, from 1997 to 1998, primarily due to the inclusion of KNOLOGY Holdings' results in the 1998 period. The interest expense and interest income reported in the 1998 period reflects the accrual of the interest attributable to the senior discount notes issued in October 1997 and the interest income from the investment of the proceeds of the notes into marketable securities.

         Equity in losses of subsidiary decreased $2.4 million from the year ended December 31, 1997 compared to the same period in 1998. The decrease represents the acquisition of the majority of KNOLOGY Holdings stock in 1998 which acquisition required us to consolidate the operations of KNOLOGY Holdings in 1998.

         OTHER INCOME AND EXPENSE. Other income (expense) changed from $(59,000) for the year ended December 31, 1997 to $783,000 for the year ended December 31, 1998 and is primarily due to the 1997 period reflecting a gain on the sale of an investment.

         MINORITY INTERESTS. Minority interests in losses of subsidiary increased from $0 in 1997 to $13.3 million in 1998. Minority interests in 1998 reflects the minority stockholders' share of the losses and the pre-acquisition losses in connection with the acquisition of KNOLOGY Holdings in 1998. In accordance with Accounting Principles Board Opinion No. 16, the reorganization of KNOLOGY Holdings was recorded at ITC Holding's historical cost for the 85% controlling interest obtained. The remainder was treated as an acquisition of minority interest at fair value.

         INCOME TAX (PROVISION) BENEFIT. We recorded an income tax benefit of $5.6 million for the year ended December 31, 1998 compared to a provision of $1.0 million for the year ended December 31, 1997. The income tax benefit in 1998 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The provision in 1997 reflects the tax expense of all of our subsidiaries. The change in the amount of $6.6 million resulted from the consolidation of KNOLOGY Holdings due to the acquisition of majority interest by ITC Holding in 1998, in which period KNOLOGY Holdings' taxable losses result in a tax benefit. As a stand alone entity after spin-off by ITC Holding, we will record a full valuation allowance against any income tax benefit until taxable income is generated, at which time a tax benefit will be realized.

         PREFERRED DIVIDENDS. Preferred dividends in the amount of $4.2 million in 1997 and $1.4 million in 1998 represent profits of Interstate Telephone and Valley Telephone distributed to ITC Holding Company. The decrease in 1998 as compared to 1997 relates to the increased capital deployed to launch operations of Globe Telecommunications and ITC Globe in 1998.

         NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. We incurred a net loss of $827,000 for the year ended December 31, 1997 compared to a net loss of $22.6 million for the year ended December 31, 1998. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect net losses to continue to increase as we proceed with the expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had net working capital of $15.7 million, compared to $50.0 million at December 31, 1998.

         Net cash provided by operations totaled $3.7 million, $23.0 million and $2.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

         o    depreciation and amortization;

         o    loss on disposition of assets;

         o    cumulative effect of an accounting change;

         o    deferred income taxes;

         o    deferred investment tax credit;

         o    equity in net loss of subsidiary; and

         o    minority interest in subsidiaries' net loss.

         Net cash used for investing activities was $22.2 million, $34.6 million and $29.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. Our investing activities in 1997 consisted primarily of $1.7 million of capital expenditures, $14.3 million for the purchase of the Panama City cable system, $4.2 million of dividends paid by Interstate Telephone and Valley Telephone to ITC Holding and a $2.1 million increase in construction-related payables. In 1998, our investing activities consisted primarily of $120.2 million of capital expenditures, $67.7 million for the acquisition of the Huntsville, Alabama cable system, $6.2 million for the purchase of equity interests in KNOLOGY Holdings, net of cash acquired of $6.1 million, $1.4 million of dividends paid by Interstate Telephone to ITC Holding and $0.8 million for an investment in ClearSource, Inc. These investing activities are offset by $162.3 million in proceeds from the sale of short-term investments. Our investing activities for the year ended December 31, 1999 consisted of $87.4 million of capital expenditures principally funded by $66.2 million in proceeds from the sale of short-term investments.

         Net cash flow from financing activities was cash provided of $18.7 million, cash provided of $16.1 million and cash provided of $29.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. Cash flow from financing activity in 1997 consisted of $14.3 million of additional infusion of equity and $4.4 million of reimbursement of advances previously made to an affiliate. Financing activities in 1998 primarily consisted of $15.6 million of additional infusion of equity and $2.0 million repayment from an affiliate, offset by $1.5 million in expenditures related to the issuance of debt. These numbers do not include $242.4 million raised by KNOLOGY Holdings in 1997, as KNOLOGY Holdings was not majority-owned by ITC Holding during 1997. Financing activities in 1999 primarily consisted of $28.6 million of short-term borrowings through the credit facility and affliates, $8.1 million from the issuance of warrants, contribution of Clearsource and the exercise of options, partially offset by $6.1 million in repayments to affiliates.

FUNDING TO DATE

         We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, KNOLOGY Holdings received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases significantly limit or prohibit, the ability of KNOLOGY Holdings to:

         o    incur indebtedness;

         o    pay dividends;

         o    prepay subordinated indebtedness;

         o    redeem capital stock;

         o    make investments;

         o    engage in transactions with stockholders and affiliates;

         o    create liens;

         o    sell assets; and

         o    engage in mergers and consolidations.

         If KNOLOGY Holdings fails to comply with these covenants, KNOLOGY Holdings' obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts KNOLOGY Holdings' ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits KNOLOGY Holdings and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50 million of additional secured indebtedness. Upon a change of control of KNOLOGY Holdings, as defined in the indenture, KNOLOGY Holdings would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest. The spin-off did not constitute a change of control under the Indenture.

         Each unit in the 1997 units offering also included a warrant to purchase 0.003734 shares of preferred stock of KNOLOGY Holdings at an exercise price of $0.01 per share. In November 1999, we completed an exchange in which we received the KNOLOGY Holdings warrants, issued in connection with the senior discount notes in 1997, in exchange for warrants to purchase shares of our Series A preferred stock, which new warrants contain substantially identical terms as the KNOLOGY Holdings' warrants.

         In connection with the 1997 units offering, KNOLOGY Holdings completed an equity private placement, in which KNOLOGY Holdings issued approximately 21,400 additional shares of preferred stock at $1,500 per share to ITC Holding, Century Telephone Enterprises, Inc., SCANA Communications, Inc., South Atlantic Venture Fund III, Limited Partnership and AT&T venture funds for aggregate proceeds of approximately $32.2 million. A portion of the proceeds from this private placement were used to repay approximately $11.0 million in borrowings from SCANA and an additional $11.0 million of debt incurred by KNOLOGY Holdings to finance the purchase of its cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995. ITC Holding subsequently repurchased all shares of KNOLOGY Holdings' preferred stock owned by Century Telephone, South Atlantic and SCANA during 1998.

         On December 22, 1998, KNOLOGY Holdings entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows KNOLOGY Holdings to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At KNOLOGY Holdings' option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of KNOLOGY Holdings. The credit facility contains a number of covenants including, among others, covenants limiting the ability of KNOLOGY Holdings and its subsidiaries to:

         o    incur debt;

         o    create liens;

         o    pay dividends;

         o    make distributions or stock repurchases;

         o    make certain investments;

         o    engage in transactions with affiliates;

         o    sell assets; and

         o    engage in mergers and acquisitions.

         The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of revenue generating units and average revenue per subscriber. KNOLOGY Holdings is currently in compliance with these covenants, however, there are no assurances that KNOLOGY Holdings will remain in compliance. Should KNOLOGY Holdings not be in compliance with the covenants, KNOLOGY Holdings would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding against the facility could be payable to the lender on demand. A change of control of KNOLOGY Holdings, as defined in the credit facility agreement, would constitute a default under the covenants. The distribution does not constitute a change of control of KNOLOGY Holdings under the credit facility agreement.

         The maximum amount currently available under the credit facility at December 31, 1999 was approximately $23 million, assuming compliance with all of the operating and financial covenants. As of December 31, 1999, $19 million of the $23 million currently available had been drawn against the credit facility.

         We obtained an aggregate of approximately $39.4 million from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million of these advances was advanced to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of our Series A preferred stock. The loan bore interest at an annual rate of 11.875% and had a maturity date of March 31, 2000.

         In February 2000, we issued to qualified investors in an equity private placement, 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of approximately $100.6 million. The investors included current stockholders, new institutional investors and certain officers of our Company in the amounts of $10,499,997, $89,500,000 and $605,625, respectively.

         In connection with our spin-off by ITC Holding, which was completed on February 7, 2000, we entered into a tax separation agreement with ITC Holding. In the agreement, we made representations and covenants that impose limitations on our future actions. Because we could have substantial liability, up to $50 million, under the tax separation agreement if we breach our representations and covenants, we could be discouraged from entering into transactions that might result in a breach. We might not pursue any transaction that would be presumed to be part of a plan or series of related transactions which results in any cumulative 50% change of ownership within the four-year period beginning two years before the date of our spin-off by ITC Holding. Transactions that could involve a possible breach include an actual or constructive change of control, exceeding limits on the raising of equity capital or the use of our stock to acquire other companies. We may have to forego some growth opportunities that may occur during the two years subsequent to the spin-off, until February 7, 2002, because of our representations and covenants.

FUTURE FUNDING

         Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to spend approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million includes approximately $70 million related to the construction of networks in our existing markets. The remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, information systems and the commencement of the construction of networks in additional markets. Failure to have access to additional funds during 2000 could require us to delay some of our construction plans, delay preliminary efforts in new markets and possibly require us to restrict or reduce the level of operations in some markets.

         We presently estimate the cost to complete construction of the networks in our existing markets to be approximately $170 million, of which approximately $70 million would be expended during 2000. We currently expect that if sufficient funds are raised, the construction of our networks in our existing markets would be substantially completed during 2002.

         We presently expect that present cash reserves, cash flow from operations, funding obtained through the existing KNOLOGY Holdings credit facility and the private offering discussed below will be sufficient to fund our 2000 capital expenditures. We will need additional capital to complete construction of our networks through 2002. We expect to raise this capital through private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our current markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may just limit our growth within these markets.

         We plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $75 to $100 million per 100,000 homes. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to expand into additional cities, for new business activities or in the event we decide to make additional acquisitions. We expect to raise this capital through private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we will not be able to expand to additional cities as planned. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised.

THE YEAR 2000 ISSUE

RESULTS SINCE JANUARY 1, 2000

         To date, year 2000 problems have had a minimal effect on our business. However, we may not have identified and remediated all significant year 2000 problems.

         Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. Also, we sell telecommunications products to companies in a variety of industries, each of which is experiencing different year 2000 issues. Customer difficulties with year 2000 issues might require us to devote additional resources to resolve underlying problems. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services and related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Item 8 is incorporated by reference to pages F-1 through F-18 and S-1 through S-2 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our directors and executive officers. These individuals include most of the members of management of KNOLOGY Holdings who became our management when we became the holding company for KNOLOGY Holdings and other companies. Our board is divided into three classes, with members serving for the periods indicated.

                    NAME                 AGE         POSITION
                    ----                 ---         --------

         Rodger L. Johnson ...........   52   President, Chief Executive
         Officer and Director (term on
         board expiring 2002)

         Robert K. Mills .............   36   Chief Financial Officer, Vice
         President and Treasurer

         Felix L. Boccucci, Jr .......   42   Vice President of Business
         Development

         Anthony J. Palermo, Jr ......   45   Vice President of Operations

         Chad S. Wachter .............   33   Vice President, General
         Counsel and Secretary

         Thomas P. Barrett ...........   53   Vice President of Information
         Technology

         Marcus R. Luke, Ph.D ........   44   Chief Technology Officer

         James T. Markle .............   40   Vice President of Network
         Operations

         Bret T. McCants .............   40   Vice President of Network
         Construction and Maintenance

         Peggy B. Warner .............   48   Vice President of Marketing
         and Carrier Sales

         Campbell B. Lanier, III(1) ..   49   Chairman of the Board
         (term expiring 2002)

         Richard Bodman ..............   61   Director (term expiring 2000)

         Alan A. Burgess(1) ..........   64   Director (term expiring 2001)

         Donald W. Burton(2) .........   55   Director (term expiring 2001)

         L. Charles Hilton, Jr.(1) ...   68   Director (term expiring 2000)

         William H. Scott, III(2) ....   52   Director (term expiring 2001)

         Donald W. Weber(2) ..........   63   Director (term expiring 2002)

-----------------------------
(1) Member of the audit committee.

(2) Member of the compensation and stock option committee.

         RODGER L. JOHNSON was named as our President and Chief Executive Officer and as a director in October 1999. He has served as the President of KNOLOGY Holdings and as a director since April 1999 and as its Chief Executive Officer since June 1999. Prior to joining KNOLOGY Holdings, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central Inc., a provider of coin-operated and inmate telephones, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of Infomed Systems, Inc., a publicly-held medical software manufacturer. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Brock Control Systems, Inc., a publicly-held sales and marketing software provider.

         ROBERT K. MILLS has served as our Chief Financial Officer, Vice President and Treasurer since November 1, 1999. He has worked for ITC Holding since September 1999 as Vice President of Corporate Development. From 1994 to September 1999, Mr. Mills served as Vice President -- Treasurer and Strategic Planning of Powertel, Inc., which provides wireless communications services. From 1987 to 1994, Mr. Mills practiced accounting at Arthur Andersen LLP and Company, LLP. Mr. Mills received an MBA from Tulane University in 1987 and is a certified public accountant.

         FELIX L. BOCCUCCI, JR. has served as our Vice President of Business Development since October 1999. He has served as Vice President of Business Development of KNOLOGY Holdings since August 1997. He served as our Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. In addition, he currently serves as the Chief Financial Officer for Interstate and Valley Telephone Companies. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE's Central Area Telephone Operations. From 1987 to 1991, he was the Assistant Vice President controller in charge of Contel's Eastern Region Telephone Operations comprising 13 companies in twelve states.

         ANTHONY J. PALERMO, JR. has served as our Vice President of Operations since July 1999. Prior to joining KNOLOGY, Mr. Palermo served as a consultant to Nokia and Optima Technologies from November 1998 through July 1999. From November 1995 to November 1998, Mr. Palermo was employed at Communications Central, Inc., where he served as Vice President of Sales, Marketing, and Operations. Prior to Communications Central, Inc. he spent six years at Brock Control Systems as Vice President of Operations and Chief Operating Officer. Mr. Palermo has also spent eleven years in the communications industry with AT&T Long Lines and RCA-Cylix.

         CHAD S. WACHTER has served as our Vice President, General Counsel and Secretary since October 1999. He joined KNOLOGY Holdings as its General Counsel and Secretary in August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., an affiliate of ITC that operates cellular and PCS businesses. From May 1990 until April 1997, Mr. Wachter was an associate and then a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

         THOMAS P. BARRETT has served as our Vice President of Information Technology since October 1999. Prior to joining us, from July 1998 to September 1999, Mr. Barrett served as the President of Quintiles Americas. Quintiles Americas is a division of Quintiles Inc., a pharmaceutical research company. From January 1993 to June 1998, Mr. Barrett was employed by Perot Systems as an account manager. He also served as the human resources director for a period of time while at Perot Systems. From October 1992 to January 1993, Mr. Barrett worked for General Research Corporation as an account manager for a software development project. From August 1963 to September 1999, Mr. Barrett served in the U.S. Army in a number of command and staff positions and achieved the rank of Brigadier General.

         MARCUS R. LUKE, PH.D. has served as our Chief Technology Officer since October 1999. He has served as the Chief Technology Officer of KNOLOGY Holdings since August 1997. Prior to this he served as the Vice President of Network Construction of KNOLOGY Holdings from November 1995 until August 1997, and Director of Engineering of Cybernet Holding, L.L.C., from May 1995 until November 1995. Prior to joining KNOLOGY Holdings, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI's southeast area, which included Montgomery. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

         JAMES T. MARKLE joined us in October 1999 as our Vice President of Network Operations. He has served as Vice President of Network Operations for KNOLOGY Holdings since March 1999. Prior to joining KNOLOGY Holdings, Mr. Markle was employed by MindSpring Enterprises, Inc. where he served as the Executive Vice President of Network Operations from March 1998 and as Vice President of Network Operations from April 1995. Prior to joining MindSpring, from April 1994 until April 1995, Mr. Markle served as the Director of Technical Support for Concert Communications Co., a telecommunications company. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications, a telecommunications company. Mr. Markle served in various operation positions at SouthernNet/Telecom*USA, including Director of Operations for a multistate region, from July 1985 until July 1990.

         BRET T. MCCANTS has served as our Vice President of Network Services since October 1999. He has served as the Vice President of Network Services of KNOLOGY Holdings since April 1997. Prior to joining KNOLOGY Holdings, Mr. McCants was a co-founder of CSW Communications. From January 1996 to April 1997 he served as CSW Communications, Director of Operations, and from 1994 to 1996, he participated in the development and managed the deployment of voice, data and interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, Mr. McCants served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994, and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants held several positions in the Sales, Marketing and Engineering departments at Central Power and Light Company.

         PEGGY B. WARNER joined us as our Vice President of Marketing and Carrier Sales in October 1999. She has been the Vice President of Marketing and Carrier Sales of KNOLOGY Holdings since January 1998. Prior to joining KNOLOGY Holdings, from February 1995 to December 1997, Ms. Warner held various positions at SCANA Communications, Inc., including Manager Sales, Marketing and Customer Service and General Manager. While at SCANA Communications, Inc., Ms. Warner was responsible for the company's fiber optic carriers' carrier and 800 MHz trunked radio lines of business. Prior to that time, from December 1993 to January 1994, she was an Executive National Accounts Manager with MCI Telecommunications Corporation where she developed and managed a nationwide Government Systems regional sales organization. Ms. Warner also held various other sales and marketing management positions with MCI between May 1986 and January 1995. She was an Account Manager with AT&T Information Systems between January 1983 and April 1986, and she held various sales positions with BellSouth prior to 1983.

         CAMPBELL B. LANIER, III has been one of our directors and our Chairman of the Board since our inception. He has served as a director of KNOLOGY Holdings since November 1995. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since the company's inception in 1989. In addition, Mr. Lanier is an officer and director of several ITC Holding subsidiaries. Mr. Lanier also is Chairman of the Board and a director of ITC*DeltaCom, Inc., which provides wholesale and retail telecommunications services; Powertel, Inc., which provides wireless communications services; EarthLink, Inc., an Internet services provider; and Vista Eyecare, Inc., a full service optical retailer. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997. He has also served as a director of Helen Keller Eye Research Foundation since June 1997 and as Chairman since January 2000.

         RICHARD BODMAN has been one of our directors since December 1999. He has been a director of KNOLOGY Holdings since June 1996. Mr. Bodman was elected to KNOLOGY Holdings' board of directors pursuant to a stockholders' agreement under which AT&T Venture Fund I, L.P. had the right to elect one director to KNOLOGY Holdings' board. This stockholders' agreement terminated prior to the distribution. Mr. Bodman is currently the Managing General Partner of AT&T Venture Fund I L.P. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of the following public companies: Internet Security Systems, Inc., Tyco International Inc. and Young and Rubicam Inc.

         ALAN A. BURGESS has been one of our directors since December 1999. He has served as a director of KNOLOGY Holdings since January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Andersen Consulting. Over his thirty-year career he held a number of positions as Managing Partner, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989 he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Andersen Consulting's Global Management council and was a member of the Partner Income Committee. Mr. Burgess is also the Chief Financial Officer of Seventh Wave Technologies, Inc.

         DONALD W. BURTON has been one of our directors since December 1999. He has been a director of KNOLOGY Holdings since January 1996. Since January 1981, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since October 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the board of directors of several ITC companies, including ITC Holding, ITC*DeltaCom, Inc. and Powertel, Inc. He is a director of the Heritage Group of Mutual Funds and several private companies. Mr. Burton also serves as a director of the National Venture Capital Association.

         L. CHARLES HILTON, JR. has been one of our directors since December 1999. He has served as a director of KNOLOGY Holdings since KNOLOGY Holdings acquired the beach cable system in Panama City, Florida in December 1997. Mr. Hilton was the founder and sole stockholder of Beach Cable, Inc., and served as its Chief Executive Officer from 1991 to December 1997. Since 1958, Mr. Hilton has served as Chairman and Chief Executive Officer of Gulf Asphalt Corporation, a general construction firm. Mr. Hilton has been a partner in the law firm of Hilton, Hilton, Kolk & Roesch since 1984, and currently serves as Chief Executive Officer of Hilton, Inc., a family corporation which owns and operates various commercial buildings in Bay County, Florida. He also is a member of the board of directors of several private companies.

         WILLIAM H. SCOTT, III has been one of our directors since our inception, and he has served as a director of KNOLOGY Holdings since November 1995. He has served as President of ITC Holding since December 1991 and has been a director of ITC since May 1989. He also is an officer and director of several other ITC Holding subsidiaries. In addition, Mr. Scott is a director of Powertel Inc., ITC*DeltaCom, Inc., EarthLink, Inc., Innotrac Corporation, which provides customized technology-based marketing support services, HeadHunter.NET, Inc., a company providing online recruiting services to employers, recruiters, and job-seekers, and NFront, Inc., a provider of full-service Internet banking solutions for community banks.

         DONALD W. WEBER has been one of our directors since December 1999. He has served as a director of KNOLOGY Holdings since August 1998. Since 1997, Mr. Weber has been a consultant and private investor. Since 1995, Mr. Weber served as President and Chief Executive Officer of ViewStar Entertainment Services, Inc., a digital satellite services company. From 1987 to 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, and served as a director of Contel Corporation, a telecommunications company. Currently, Mr. Weber serves as director of Powertel, Inc., HeadHunter.NET, Inc., Pegasus Communications Corporation, a media and communications company and HIE, Inc., a health care software provider.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board currently has two committees, the audit committee and the compensation and stock option committee.

         The audit committee, among other things:

         o recommends the firm to be appointed as independent accountants to audit our financial statements;

         o discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results;

         o considers the adequacy of our internal accounting controls and audit procedures; and

         o reviews the non-audit services to be performed by the independent accountants.

The members of the audit committee are Messrs. Hilton, Burgess and Lanier.

         The compensation and stock option committee reviews and recommends the compensation arrangements for management and administers our stock option plans. The members of the compensation and stock option committee are Messrs. Scott, Weber, and Burton.

COMPENSATION OF DIRECTORS

         Our directors do not receive directors' fees. Directors are reimbursed for their reasonable out-of- pocket travel expenditures. Our directors are also eligible to receive grants of stock options under our stock option plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Our executive officers were appointed in October and November 1999. However, as most of our executive officers were executive officers of KNOLOGY Holdings, Inc. immediately prior to our formation, we have set forth below the compensation received by our executive officers from KNOLOGY Holdings for the fiscal years ended December 31, 1999, 1998 and 1997.

         The following table provides compensation information for our chief executive officer and former chief executive officer and the most highly compensated other executive officers whose total annual salary and bonus exceed $100,000. We will use the term "named executive officers" to refer to these people later in this Form 10-K.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                 COMPENSATION
                                    ANNUAL COMPENSATION             AWARDS
                             ---------------------------------   ------------
                                                                  SECURITIES
                                                                  UNDERLYING        ALL OTHER
                             YEAR (1)   SALARY ($)  BONUS ($)     OPTIONS (2)    COMPENSATION (3)
                             --------   ----------  ---------    ------------    ----------------

Rodger L. Johnson......        1999       139,617         --       2,000,000          3,181
  President & Chief            1998            --         --              --             --
  Executive Officer(4)         1997            --         --              --             --

William E. Morrow......        1999       160,577     36,877         600,000          5,186
  Former President &           1998       134,539     76,800         420,000             --
  Chief Executive Officer      1997       102,462     22,602         180,000             --

Felix L. Boccucci, Jr..        1999       111,252     23,949          34,120          5,061
  Vice President of            1998        98,250     33,385          30,000             --
  Business Development(5)      1997        92,430      9,473              --             --

Bret T. McCants........     1999           115,962      25,198      94,824              4,308
  Vice President of         1998           101,494      29,926     120,000                 --
  Network Construction      1997            58,847      21,177      42,000                 --
  And Maintenance

Marcus R. Luke.........     1999           107,309      23,925      28,120              2,202
  Chief Technology Officer  1998            97,307      31,275      90,000                 --
                            1997            90,292       6,102          --                 --

Peggy B. Warner........     1999           110,963      23,502      34,120              5,734
  Vice President of         1998           106,396       8,775     150,000                 --
     Marketing and Sales    1997                --          --          --                 --

----------

(1) As noted above, all of the named executive officers were initially employed by KNOLOGY Holdings, Inc. The compensation table reflects the compensation earned from KNOLOGY Holdings.

(2) All options are exercisable for shares of our common stock and reflect the 4:1 exchange ratio of the exchange of KNOLOGY Holdings capital stock for our capital stock in November 1999.

(3) For fiscal year 1999, includes premiums on term life insurance ($643, $186, $239, $263, $236, and $375 for Messrs. Johnson, Morrow, Boccucci, McCants, Luke and Ms. Warner, respectively) and employer matching contributions to our 401(k) plan ($2,538, $5,000, $4,822, $4,045, $1,966, and $4,999 for
    Messrs. Johnson, Morrow, Boccucci, McCants, Luke and Ms. Warner, respectively).

(4) Mr. Johnson has served as the president of KNOLOGY Holdings since May 1999 and as its chief executive officer since June 1999.

(5) Mr. Boccucci served as chief financial officer, treasurer and secretary of KNOLOGY Holdings from November 1995 through August 1997.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information about option awards made to the named executive officers during 1999.





                                   INDIVIDUAL GRANTS (1)                                  POTENTIAL REALIZABLE
                                 -------------------------                                  VALUE AT ASSUMED
                                              PERCENT OF                                     ANNUAL RATES OF
                                  NUMBER OF     TOTAL                                          STOCK PRICE
                                 SECURITIES     OPTIONS                                     APPRECIATION FOR
                                 UNDERLYING   GRANTED TO                                        OPTION TERM
                                   OPTIONS   EMPLOYEES IN   EXERCISE                     ---------------------
   NAME                            GRANTED   FISCAL YEAR      PRICE   EXPIRATION DATE         5%        10%
   ----                          ----------  ------------   -------- -----------------   ----------  ---------

   Rodger L. Johnson..........   1,020,000      23.04%      $2.8325  February 3, 2009    $4,709,314  $7,482,899
     President & Chief             980,000      22.15%      $2.8325  August 4, 2009       4,524,636   7,189,452
     Executive Officer

   William E. Morrow..........     600,000      13.56%.     $2.8325  February 3, 2009     2,770,185   4,401,705
   Former President and Chief
        Executive Officer

   Felix L. Boccucci, Jr......      14,120       0.32%      $2.8325  February 3, 2009        65,192     103,586
     Vice President of Business     20,000       0.45%      $2.8325  August 4, 2009          92,340     146,724
      Development

   Bret T. McCants............      14,824       0.33%      $2.8325  February 3, 2009        68,442     108,751
     Vice President of Network      80,000       1.80%      $2.8325  August 4, 2009         369,358     586,894
     Construction and
      Maintenance

   Marcus R. Luke.............      14,120       0.32%      $2.8325  February 3, 2009        65,192     103,586
     Chief Technology Officer       14,000       0.32%      $2.8325  August 4, 2009          64,638     102,706

   Peggy B. Warner............      14,120       0.32%      $2.8325  February 3, 2009        65,192     103,586
     Vice President of Sales        20,000       0.45%      $2.8325  August 4, 2009          92,340     146,724
     and Marketing

----------

(1) All options are exercisable for shares of common stock and are granted under the stock option plan. All option share numbers reflect the 4:1 exchange ratio of the exchange of KNOLOGY Holdings capital stock for our capital stock in November 1999. Such options generally vest over five years unless such person's employment is terminated, in which case options that have not vested at that time will terminate.

(2) Values shown are the result of calculation at assumed 5% and 10% appreciation rates called for by the Securities and Exchange Commission and are not intended to forecast possible future appreciation in the market price of our common stock.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth the number of shares covered by both exercisable and unexercisable options as of December 31, 1999 and the year-end value of exercisable options as of December 31, 1999 for the named executive officers.

                                               NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-MONEY
                        SHARES                     UNEXERCISED OPTIONS AT                    OPTIONS AT
                       ACQUIRED                       DECEMBER 31, 1999                 DECEMBER 31, 1999 (1)
                          ON       VALUE       -----------------------------     --------------------------------
         NAME          EXERCISE   REALIZED     EXERCISABLE     UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
         ----          --------   --------     -----------     -------------      -----------       -------------
  Rodger Johnson....          --         --           0        2,000,000                  $0         $3,840,000
  William E. Morrow.          --         --      90,000        1,110,000            $247,500         $2,344,500
  Felix L. Boccucci.          --         --      52,854           77,334            $145,348           $171,349
  Brett McCants.....          --         --      21,000          235,824             $57,750           $509,812
  Marcus R. Luke....       4,000    $19,000      16,496          123,244             $45,364           $268,019
  Peggy B. Warner...          --         --           0          184,120                  $0           $403,010


----------

(1) The value of the unexercised in-the-money options at December 31, 1999 was calculated using a market price of $4.75 per share.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 29, 2000 regarding beneficial ownership of our voting capital stock by:

         o each person known by us to beneficially own more than 5% of our outstanding voting capital stock,

         o    each of our executive officers,

         o    each of our directors, and

         o    all of our directors and executive officers as a group.


                               ------------------------- ------------------------ ------------------------ ------------------------
                                  SERIES A PREFERRED       SERIES B PREFERRED             COMMON                AS CONVERTED (3)
                               ------------------------- ------------------------ ------------------------ ------------------------
                                    (1)                                              (1)
                                  AMOUNT                     (1)                    AMOUNT                     (1)
                                AND NATURE       (2)     AMOUNT AND       (2)        AND         (2)        AMOUNT AND       (2)
                                    OF         PERCENT    NATURE OF    PERCENT    NATURE OF   PERCENT OF    NATURE OF     PERCENT OF
NAME AND ADDRESS OF             BENEFICIAL    OF SERIES  BENEFICIAL   OF SERIES   BENEFICIAL    COMMON      BENEFICIAL      COMMON
BENEFICIAL OWNER(1)             OWNERSHIP      A STOCK   OWNERSHIP     B STOCK    OWNERSHIP     STOCK       OWNERSHIP       STOCK
---------------------           ----------    ---------  ----------   ---------   ---------   ----------    ----------    ----------
5% SHAREHOLDERS
   SCANA Communications,
   Inc....................     7,234,271         14.0%        --           --         --           --        7,234,271       9.9%
  AT&T Venture Funds(4)....... 4,267,800          8.2        421,052        2.0%      --           --        4,688,852       6.4
  American Water Works
    Company, Inc.(5).......... 3,820,943          7.4         --           --         --           --        3,820,943       5.2
  South Atlantic Private
    Equity Funds(6)........... 3,356,443          6.5      1,578,947        7.5       --           --        4,935,390       6.7
  J. Smith Lanier............. 2,781,761          5.4         --           --         --           --        2,781,761       3.8
  J.H. Whitney IV, L.P........      --            --       8,421,053       39.8       --           --        8,421,053      11.5
  The Blackstone Group........      --            --       6,315,789       29.8       --           --        6,315,789       8.6
  First Union Investors, Inc..      --            --       2,105,263        9.9       --           --        2,105,263       2.9

EXECUTIVE OFFICERS
  Felix L. Boccucci, Jr.......    22,921          *            4,200       *         81,068       9.3%         108,189         *
  Marcus R. Luke..............    18,878          *            1,600       *         70,620       8.1           91,098         *
  James T. Markle.............      --            --          10,000       *          --           --           10,000         *
  Bret McCants................     5,454          *            9,000       *         81,000       9.3           95,454         *
  Peggy A. Warner.............      --            --          64,000       *         45,000       5.1          109,000         *
  Robert K. Mills.............     3,929          *            8,200       *          --           --           12,129         *
  Thomas Patrick Barrett......      --            --          --           --         --           --               --        --
  Rodger L. Johnson...........      --            --          10,000       *          --           --           10,000         *
  Anthony J. Palermo..........      --            --          10,000       *          --           --           10,000         *
  Chad S. Wachter.............      --            --          10,500       *          --           --           10,500         *

DIRECTORS
  Campbell B. Lanier.......... 9,231,310         17.8         --           --         --           --        9,231,310       12.6
  Richard Bodman(4)........... 4,267,800          8.2         --           --         --           --        4,267,800        5.8
  Donald W. Weber.............    46,811          --          --           --         --           --           46,811         *
  Donald W. Burton(6)........  3,523,563          6.8      1,789,473        8.4       --           --        5,313,036        7.2
  L. Charles Hilton, Jr.......   377,197          *           --           --         --           --          377,197        *
  William H. Scott, III....... 1,203,138          2.3         --           --         --           --        1,203,138        1.6
  Alan A. Burgess.............      --            --          --           --         --           --            --            --
  Rodger L. Johnson...........      --            --          --           --         --           --            --            --
                              -------------- ---------- ------------- ---------- ----------- ------------ -------------- ---------
    All Named Executive Officers
    and Directors as a Group
    (18 persons)............. 18,701,001         36.1%     1,916,973        9.1%    277,688      31.7%      20,895,662       28.3%
                              ============== ========== ============= ========== =========== ============ ============== =========




----------

*   Less than 1%

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from February 29, 2000. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.

(2) For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(3) As converted amounts assume that the Series A Preferred and Series B Preferred shares are converted to Common Stock.

(4) The address of each of the AT&T venture funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815.

(5) The address of American Water Works Company, Inc. is 1025 Laurel Oak Road,
    P. O. Box 1770, Voorhees, NJ 08043,

(6) The address of Mr. Burton and of each entity comprising South Atlantic is 614 West Bay Street, Tampa, Florida 33606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We were formed in 1998 by ITC Holding Company, Inc. We own 100% of KNOLOGY Holdings, and 100% of certain other companies, including Interstate Telephone Company, Valley Telephone Company Globe Telecommunications and ITC Globe. Before we owned them, each of these companies was owned separately by ITC Holding. ITC Holding determined that KNOLOGY Holdings and these other companies have parallel growth in the same markets and that combining their businesses would enhance their ability to take advantage of the opportunities in these markets. To accomplish this, ITC Holding formed us and, in November 1999, contributed these companies to us along with certain other related assets.

    KNOLOGY Holdings is our principal subsidiary. ITC Holding formed KNOLOGY Holdings in 1995. ITC Holdings' percentage ownership in KNOLOGY Holdings fell below 50% in 1996, but it subsequently reacquired stock in the company, and by November 1999, it owned 85% of KNOLOGY Holdings which it contributed to us. At approximately the same time, we offered to exchange our stock for the remaining stock of KNOLOGY Holdings, as a result of which we now own 100% of KNOLOGY Holdings. These transactions are described in greater detail below.

    ITC Holding is a diversified telecommunications company that owns interests in many companies that have businesses similar to ours. Because of our relationship with ITC Holding, we are affiliated with certain of these companies. Some of them, such as ITC*DeltaCom, Inc. and EarthLink, Inc., provide us with and/or receive from us services and products. We have described the nature and amount of the business that we do with affiliated companies in greater detail below.

    We have adopted a policy requiring that any material transactions between us and others affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arm's-length transactions with independent third parties.

TRANSACTIONS WITH ITC COMPANIES

    Certain of our directors and officers hold or held the following positions with companies that are affiliated with us:

         o Campbell B. Lanier, III, who serves as the Chairman of our board of directors, also serves as Chairman of the Board and Chief Executive Officer of ITC Holding Company and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC*DeltaCom, EarthLink and Powertel.

         o William H. Scott, III, one of our directors, serves as President, Chief Operating Officer and a director of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC*DeltaCom, EarthLink and Powertel.

         o Donald W. Burton, one of our directors, is a director of ITC Holding, ITC*DeltaCom and Powertel.

         o    Donald W. Weber, one of our directors, is a director of Powertel.

         o Richard Bodman, one of our directors, is the managing general partner of AT&T Ventures, which controls the AT&T venture funds that own approximately 8.9% and 2.0% of our Series A preferred shares and Series B preferred shares, respectively.

         o Felix Boccucci, our Vice President of Business Development, served as an executive officer of ITC Holding prior to October 1997.

    We are affiliated with all of these companies by reason of our common stockholder bases and common directorships, and we have a business relationship with some of them, as described in detail below.

    As of February 7, 2000, Campbell B. Lanier, III beneficially owned approximately 23% of the common stock of ITC Holding, and William Scott and Donald Burton beneficially owned approximately 1% and 8%, respectively, of the common stock of ITC Holding. Most of our other officers, directors and stockholders also owned stock in ITC Holding and, as such, they all received the same amount of stock on a pro rata basis in the distribution as the rest of the ITC Holding stockholders.

    Certain affiliated companies provide us with various services and/or receive services provided by us. We feel that our transactions with these affiliated companies are representative of arms' length transactions.

    ITC*DeltaCom provides us with wholesale long-distance and related services and leases capacity to us on certain of its fiber routes. In 1997, 1998 and 1999, these services were worth $589,011, $1,213,533 and $1,769,174, respectively. During those years, our company provided ITC*DeltaCom with local and long distance telephone, programming and other services worth $386,842, $639,568 and $698,332, respectively. We received these services from ITC*DeltaCom pursuant to an agreement which expires in May 2000. As of February 29, 2000, Mr. Lanier owned approximately 16% of ITC*DeltaCom. Messrs. Lanier and Scott serve as executive officers and directors of ITC*DeltaCom and Mr. Burton serves as a director of ITC*DeltaCom.

    We received cellular services from Powertel in 1997, 1998 and 1999 worth $118,064, $342,696 and $525,664, respectively, and we leased fiber cables to Powertel during this time worth $519,956, $593,221 and $704,912, respectively. We lease these fiber cables to Powertel pursuant to a fiber lease agreement which expires in April 2000. As of February 29, 2000, ITC Holding owned approximately 25% of Powertel. Messrs. Lanier, Scott and Burton are directors of Powertel.

    We provided services to InterCall, our parent company prior to the distribution and a wholly owned subsidiary of ITC Holding, in 1997, 1998 and 1999 worth $477,405, $737,204 and $983,310, respectively. We provide these services to InterCall pursuant to an agreement which expires in July 2004.

    In 1997, 1998 and 1999, we provided local Internet transport services to EarthLink, a national Internet access provider, worth $132,524,$216,049 and $325,535, respectively. We provide these services to EarthLink pursuant to an Internet transport agreement which expires in July 2001. As of February 29, 2000, ITC Holding, through InterCall, owned approximately 8% of EarthLink. Messrs. Lanier and Scott are directors of EarthLink.

     We lease pole space from South Carolina Electric & Gas Co., an affiliate of SCANA Communications which is one of our stockholders and was a principal investor in KNOLOGY Holdings in the past, as discussed below. We lease this pole space pursuant to an annual pole attachment agreement. In 1999, we paid $30,952 under this agreement. In 1998, we purchased fiber optic cables from SCANA Communications for a total purchase price of $306,530. We lease fiber optic cables from SCANA Communication pursuant to two operating leases agreement entered into in the fourth quarter of 1998. The terms of the leases are 15 and 20 years. In 1999, we paid $87,600 under these agreements.

    In November 1999, we entered into a services agreement and a related support agreement with a wholly-owned subsidiary of ITC Holding named ITC Service Company under which we agreed to provide human resources, information technology and other services to ITC Service Company and under which ITC Service Company agreed to lease storage space as needed and provide certain administrative services to us. We expect to be paid approximately $60,000 per year for services provided by us, and we expect to pay a substantially smaller amount for services that ITC Service Company provides to us, under these agreements. The agreements have no expiration date, but may be terminated on 30 days' notice by either party.

    ITC Holding occasionally provides certain administrative services, such as legal and tax-planning services, for us. The costs of these services are charged to us based primarily on the salaries and related expenses for certain ITC Holding executives and an estimate of their time spent on projects for us. For the year ended December 31, 1999, KNOLOGY Holdings recorded $2,574,000 in selling, operations, administrative and rent expenses related to these services. We feel that the methodology used to calculate the amounts charged was reasonable.

    Our insurance provider is J. Smith Lanier & Co. Mr. Lanier's brother and uncle are principal owners of this insurance placement company, both of whom, as stockholders in ITC Holding, received the same pro rata amount of our Series A preferred stock in the distribution as the other ITC Holding stockholders. In 1997, 1998 and 1999 this company charged us approximately $221,000, $628,000 and $977,419, respectively, for insurance services.

    We leased office space in 1998 and part of 1999 to ITC*DeltaCom, for which we received $122,000 and $40,000, respectively, in lease payments. We no longer lease space to ITC*DeltaCom.

    We lease space to Powertel pursuant to a 10-year lease which expires in 2005. In 1998 and 1999, we received $112,200 in lease income under this agreement.

    In 1997, our subsidiaries Interstate Telephone and Valley Telephone paid $4.2 million in dividends to ITC Holding. In 1998 and 1999, Interstate Telephone paid $1.4 million and $1.7 million, respectively, in dividends to ITC Holding.

    Effective August 1998, upon the acquisition by ITC Holding if its majority interest in KNOLOGY Holdings, we participated in a tax sharing agreement with ITC Holding. The tax sharing agreement allowed ITC Holding to include our results in a consolidated federal income tax return. Based upon our taxable losses being included in the consolidated tax return, we recorded income tax benefits for $5.6 million and $19.7 million for the years ended December 31, 1998 and 1999, respectively. Upon completion of the spin-off on February 7, 2000, this tax-sharing agreement was terminated.

    The tax separation agreement that we entered into with ITC Holding will continue after the spin-off. The purpose of the tax separation agreement is to allocate the risk of potential adverse tax consequences stemming from the spin-off. We do not anticipate any adverse tax consequences, but any adverse tax consequences that do occur could be material.

    In October 1999, a subsidiary of ITC Holding agreed to lend up to $13 million to KNOLOGY Holdings under a line of credit which matured on the earlier of November 16, 2002 or one day after the commitment under KNOLOGY Holdings' existing credit facility is reduced to zero. Interest accrued on the loan at a rate of 11 3/4% per year. This loan was subordinate to the senior secured credit facility KNOLOGY Holdings has with First Union National Bank and First Union Capital Markets. In November 1999, we borrowed $9.6 million under this line of credit. In accordance with the terms of the loan, the ITC Holding subsidiary immediately converted this loan into shares of our Series A preferred stock at a price per share of $4.75, at which time the line of credit terminated.

    In November 1999, we acquired KNOLOGY Holdings, Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe from ITC Holding. ITC Holding contributed to us stock representing approximately 85% of the outstanding equity of KNOLOGY Holdings, stock representing 100% of each of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, 272,832 shares of preferred stock of ClearSource, Inc., subscription rights to purchase an additional 810,501 shares of preferred stock of ClearSource, approximately $5.6 million in cash to be used for the subscription payments to ClearSource and a note of KNOLOGY Holdings in the principal amount of up to $13 million. Concurrently with this November 1999 acquisition, we completed an exchange with other KNOLOGY Holdings stockholders in which we received KNOLOGY Holdings common stock and preferred stock in exchange for our common stock and Series A preferred stock. We now hold 100% of the outstanding capital stock of KNOLOGY Holdings.

    In December 1999, after the contribution and exchange discussed above, a subsidiary of ITC Holding agreed to lend us up to $30.4 million under a line of credit. The proceeds of this loan are to be used for construction of the network by KNOLOGY Holdings and for working capital. This loan accrued interest at a rate of 11 3/4% per year and had a maturity date of March 31, 2000. Under the terms of this loan, the ITC Holding subsidiary converted all of the principal and interest of the loan into options to purchase shares of our Series A preferred stock at a price per option of $4.75. InterCall paid $4.75 for each share subject to a KNOLOGY option, which is the value placed on the shares underlying the options for purposes of the distribution, as discussed above. The parties agreed as part of the conversion transaction that KNOLOGY would pay the option exercise prices to ITC Holding when they were received by KNOLOGY. A residual note evidences this agreement. Under the residual note no amount is due to ITC Holding from KNOLOGY in the event of an option expiring or terminating.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The current members of our compensation and stock option committee are Messrs. Scott, Weber and Burton. Each of these members serves as a director or executive officer of ITC Holding. We have engaged in several transactions with ITC Holding or its affiliates, as discussed above.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)(1) The following Consolidated Financial Statements of the Company and independent auditor's report are included in Item 8 of this Form 10-K.

                  Report of Independent Public Accountants.

                  Company's Consolidated Balance Sheets as of December 31, 1998 and 1999.

                  Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.

                  Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 1997, 1998 and 1999.

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

         (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

  EXHIBIT
  NUMBER                              EXHIBIT DESCRIPTION
  ------                              -------------------

   2.1 Purchase Agreement between Cable Alabama Corporation and KNOLOGY of Huntsville, Inc., dated as of October 19, 1998 (Incorporated herein by reference from Exhibit 2.2 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K in the year ended December 31, 1998).

   3.1 Amended and Restated Certificate of Incorporation of KNOLOGY, Inc. (Incorporated herein by reference for Exhibit 3.1 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File
                 No. 333-89179)).

   3.2 Bylaws of KNOLOGY, Inc. (Incorporated herein by reference for Exhibit 3.2 to KNOLOGY, Inc.'s Registration Statement on
                 Form S-1 (File No. 333-89179)).

   4.1 Indenture dated as of October 22, 1997 between KNOLOGY Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 4.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

   4.2           Form of Senior Discount Note (contained in Exhibit 4.1).

   4.3           Form of Exchange Note (contained in Exhibit 4.1).

  10.1 Unit Purchase Agreement, dated as of October 16, 1997 between KNOLOGY Holdings, Inc. and SCANA Communications, Inc. (Incorporated herein by reference from Exhibit 10.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

  10.2 Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Incorporated herein by reference from Exhibit 10.5 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

  10.3 Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference from Exhibit 10.7 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

  10.4 Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference from Exhibit 10.16 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

  10.5 Master Pole Attachment Agreement dated January 12, 1998 by and between South Carolina Electric and Gas and KNOLOGY Holdings, Inc. d/b/a/ KNOLOGY of Charleston (Incorporated herein by reference from Exhibit 10.17 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

 10.6 Lease Agreement, dated December 5, 1997 by and between The Hilton Company and KNOLOGY of Panama City, Inc. (Incorporated herein by reference from Exhibit 10.25 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.7 Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference from Exhibit 10.34 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.8 Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and KNOLOGY of Columbus Inc. (Incorporated herein by reference from Exhibit 10.18 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.9 Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference from Exhibit 10.44 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.10 Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference from Exhibit 10.45 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.11 Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference from Exhibit 10.45.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.12 Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference from Exhibit 10.46 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.13 Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference from Exhibit
                 10.49 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339).

 10.14 Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference from Exhibit 10.53 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

 10.15 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference from Exhibit 10.54 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

 10.16 Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference from Exhibit 10.31 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.17 Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference from Exhibit
                 10.32 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.18 Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference from Exhibit 10.33 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.19 Ordinance No. 98-5 (Columbia County, Georgia) dated August18, 1998 (Incorporated herein by reference from Exhibit 10.34 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.20 Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit
                 10.36 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.21           Internet Access Contract dated September 1, 1998 between
                 ITC DeltaCom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.37 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.22 Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.38 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.23 Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.39 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                 1998).

 10.24 Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and KNOLOGY Holdings, Inc., d/b/a KNOLOGY of Charleston (Incorporated herein by reference from Exhibit 10.40 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.25 License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.41 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.26 Pole Attachment Agreement dated February 18, 1998 between KNOLOGY Holdings, Inc. and Georgia Power Company (Incorporated herein by reference from Exhibit 10.44 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.27 Assignment Agreement dated March 4, 1998 between Gulf Power Company and KNOLOGY of Panama City, Inc. (Incorporated herein by reference from Exhibit 10.46 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                 1998).

 10.28 Adoption Agreements dated March 1, 1999 between KNOLOGY Holdings, Inc. and BellSouth Telecommunications, Inc. (Incorporated herein by reference from Exhibit 10.47 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.29 Carrier Services Agreement dated September 30, 1998 between Business Telecom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.50 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.30 Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.51 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.31 Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.52 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.32 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference from Exhibit 10.53 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.33           Tax Separation Agreement between ITC Holding and KNOLOGY, Inc.
                 (Incorporated herein by reference for Exhibit 10.59 to KNOLOGY, Inc.'s Registration Statement on Form S-1
                 (File No. 333-89179)).

 10.34 Right of First Refusal and Option Agreement, dated November 19, 1999 by and between KNOLOGY of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference from Exhibit
                 10.60 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.35           Services Agreement dated November 2, 1999 between KNOLOGY, Inc.
                 and ITC Service Company, Inc. (Incorporated herein by reference from Exhibit 10.61 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.36 Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference from Exhibit 10.62 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.37 1995 KNOLOGY Holdings, Inc. Stock Option Plan, assumed by KNOLOGY, Inc. as of November 23, 1999 (Incorporated herein by reference from Exhibit 10.63 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.38 KNOLOGY, Inc. Long Term Incentive Plan (Incorporated herein by reference from Exhibit 10.64 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.39 Warrant Agreement, dated as of December 3, 1999, between KNOLOGY, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference from Exhibit 10.65 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.40 Warrant Registration Rights Agreement, dated as of December 3, 1999, between KNOLOGY, Inc. and United States Trust Company of New York (Incorporated herein by reference from Exhibit 10.66 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.41 Registration Rights Agreement, dated October 22, 1997, between KNOLOGY Holdings, Inc., the Placement Agents and SCANA Communications, Inc. (Incorporated herein by reference from Exhibit 4.2 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4, (File No. 333-43339)).

 10.42 Section 351 Agreement by and among KNOLOGY, Inc., InterCall, Inc., Valley Telephone Company and Globe Telecommunications, Inc., dated November 1, 1999 (Incorporated herein by reference from Exhibit 10.67 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.43 Amendment to Section 351 Agreement by and among KNOLOGY, Inc., InterCall, Inc., Valley Telephone Company and Globe Telecommunications, Inc., dated November 22, 1999 (Incorporated herein by reference from Exhibit 10.68 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.44 KNOLOGY, Inc. Spin-Off Plan (Incorporated herein by reference from Exhibit 10.71 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.45 Loan Agreement between InterCall, Inc. and KNOLOGY, Inc. dated December 22, 1999 (Incorporated herein by reference from Exhibit 10.72 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.46 Line of Credit Note from KNOLOGY, Inc. to InterCall, Inc. dated December 22, 1999 (Incorporated herein by reference from Exhibit 10.73 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.47 Form of Residual Note from KNOLOGY, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference from Exhibit
                 10.74 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

 10.48 Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC DeltaCom Communications, Inc. and Knology Holdings, Inc.

 10.49* On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc.

 10.50* Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997.

10.51* Agreement for Telecommunications Services dated April 28, 1999 between ITC*DeltaCom Communications, Inc. and Knology Holdings, Inc.

10.52* Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc.

10.53 Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network.

10.54 Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II.

10.55 Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc.

10.56* Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc.

  21.1           Subsidiaries of KNOLOGY, Inc.

  27.1           Financial Data Schedule for year ended 1999 (for SEC use only).

-----------------
* Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.


         (b)      REPORTS ON FORM 8-K.

                  None.

         (c)      EXHIBITS

         We hereby file as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

         (d)      FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed herewith:

         Schedule II--Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our Consolidated Financial Statements or notes thereto.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The registrant has not sent an annual report or proxy materials to its security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March, 2000.

                                    KNOLOGY, INC.

                                    By:  /s/ Roger L. Johnson
                                          -------------------------------------
                                          Roger L. Johnson
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


SIGNATURE                                               TITLE                                    DATE
---------                                               -----                                    ----
                                                  Chairman of the Board and Director              March 27, 1999
/s/ Campbell B. Lanier, III
--------------------------------------
Campbell B. Lanier, III


/s/ Rodger L. Johnson                        President, Chief Executive Officer                   March 27, 1999
--------------------------------------   and Director (Principal executive officer)
Rodger L. Johnson


/s/ Robert K. Mills                          Chief Financial Officer, Vice President              March 27, 1999
--------------------------------------    and Treasurer (Principal financial officer
Robert K. Mills                             and principal accounting officer)


/s/ Donald W. Burton                                     Director                                 March 27, 1999
--------------------------------------
Donald W. Burton


/s/ William H. Scott, III                                Director                                 March 27, 1999
--------------------------------------
William H. Scott, III


/s/ Donald W. Weber                                      Director                                 March 27, 1999
--------------------------------------
Donald W. Weber


                                                         Director
--------------------------------------
Richard Bodman


/s/ L. Charles Hilton, Jr.                               Director                                 March 27, 1999
--------------------------------------
L. Charles Hilton, Jr.


/s/ Alan A. Burgess                                      Director                                 March 27, 1999
--------------------------------------
Alan A. Burgess

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KNOLOGY, INC.

Report of Independent Public Accountants....................................................................................  F-1

Consolidated Balance Sheets--December 31, 1998 and 1999.....................................................................  F-2

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997..................................  F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended
December 31, 1999, 1998 and 1997............................................................................................  F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..................................  F-5

Notes to Consolidated Financial Statements..................................................................................  F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To KNOLOGY, Inc.:

    We have audited the accompanying consolidated balance sheets of KNOLOGY, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KNOLOGY, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. As discussed in Note 1 to the financial statements, effective August 1998, the Company acquired a majority ownership interest in KNOLOGY Holdings, Inc. in a business combination accounted for as a purchase. As a result of this acquisition, the financial information for 1998 includes the accounts of KNOLOGY Holdings, Inc. and, therefore, is not comparable to periods prior to the acquisition.

/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 25, 2000

                         KNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                  DECEMBER 31,
                                                                           -------------------------
                                                                              1998            1999
                                                                           --------------  ---------
                                                  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents ............................................   $   5,158,774    $   7,818,462
 Marketable securities ................................................      66,231,397        6,069,461
 Accounts receivable, net of allowance for doubtful accounts of $418,499 and $695,067 as of December 31, 1998 and 1999,
   respectively .......................................................       8,774,536        9,037,451
 Accounts receivable -- affiliates ....................................       6,785,691       18,244,232
 Prepaid expenses .....................................................         500,022          796,708
                                                                          -------------    -------------
       Total current assets ...........................................      87,450,420       41,966,314
                                                                          -------------    -------------
PROPERTY, PLANT, AND EQUIPMENT:
 System and installation equipment ....................................     188,753,702      274,010,824
 Test and office equipment ............................................       8,539,784       15,273,068
 Automobiles and trucks ...............................................       3,777,458        5,286,638
 Production equipment .................................................         857,028          869,264
 Land .................................................................       2,750,244        2,750,244
 Buildings ............................................................      10,902,460       12,775,054
 Inventory ............................................................      32,417,006       21,769,689
 Leasehold improvements ...............................................       1,145,184        1,689,656
                                                                          -------------    -------------
                                                                            249,142,866      334,424,437
 Less accumulated depreciation and amortization .......................     (37,257,198)     (60,527,606)
                                                                          -------------    -------------
       Property, plant, and equipment, net ............................     211,885,668      273,896,831
                                                                          -------------    -------------
OTHER LONG-TERM ASSETS:
 Intangible and other assets, net .....................................      65,192,185       73,185,779
 Deferred issuance costs, net .........................................       8,733,803        7,878,034
 Investments ..........................................................         825,072        3,249,056
 Other ................................................................         593,663          157,796
                                                                          -------------    -------------
       Total assets ...................................................   $ 374,680,811    $ 400,333,810
                                                                          =============    =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of notes payable .....................................   $      12,174    $      12,174
 Accounts payable .....................................................      19,651,228       15,138,408
 Accounts payable-- affiliates ........................................         248,306          337,964
 Accrued liabilities ..................................................      12,303,038        7,033,444
 Advances from affiliates .............................................       2,025,604                0
 Unearned revenue .....................................................       3,231,232        3,779,841
                                                                          -------------    -------------
       Total current liabilities ......................................      37,471,582       26,301,831
NONCURRENT LIABILITIES:
 Notes payable ........................................................         122,070       19,110,520
 Accrued interest payable .............................................      21,036,541       41,082,791
 Unamortized investment tax credits ...................................         441,989          370,373
 Deferred income taxes ................................................         321,658                0
 Bonds payable, net of discount .......................................     255,020,209      270,818,870
                                                                          -------------    -------------
       Total liabilities ..............................................     314,414,049      357,684,385
                                                                          -------------    -------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MINORITY INTEREST .....................................................       3,267,653                0
                                                                          -------------    -------------
WARRANTS (NOTE 3) .....................................................       2,486,960        4,726,065
                                                                          -------------    -------------
STOCKHOLDERS' EQUITY:
 Series A preferred stock, $.01 par value per share;
    75,000,000 shares authorized, 0 and 48,035,531 shares
    issued and outstanding at December 31, 1998 and
    1999, respectively ................................................               0          480,355

 Series B preferred stock, $.01 par value per share; 50,000,000 shares authorized, 0 shares issued and
   outstanding at December 31, 1998 and 1999 (Note 11) ................               0                0
 Common stock, $.01 par value per share; 200,000,000 shares
   authorized, 100 and 6,476 shares issued and outstanding
   at December 31, 1998 and 1998, respectively ........................               1               65
 Additional paid-in capital ...........................................      75,312,104      117,066,988
 Accumulated deficit ..................................................     (20,802,344)     (79,593,349)
 Unrealized gains (losses) ............................................           2,388          (30,699)
                                                                          -------------    -------------
       Total stockholders' equity .....................................      54,512,149       37,923,360
                                                                          -------------    -------------
       Total liabilities and stockholders' equity .....................   $ 374,680,811    $ 400,333,810
                                                                          =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         KNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                          1997            1998          1999
                                                   -------------    -------------    -------------
OPERATING REVENUES:
  Telephone ....................................   $  17,633,313    $  22,318,344    $  28,774,150
  Video ........................................               0       22,527,403       35,165,411
  Internet services and other ..................               0          286,775        2,781,368
                                                   -------------    -------------    -------------
        Total operating revenues ...............      17,633,313       45,132,522       66,720,929
                                                   -------------    -------------    -------------
OPERATING EXPENSES:
  Cost of services .............................       3,121,108       16,796,593       26,964,519
  Selling, operations, and administrative ......       9,498,461       33,266,292       45,960,263
  Depreciation and amortization ................       2,781,800       17,326,895       40,970,149
                                                   -------------    -------------    -------------
        Total operating expenses ...............      15,401,369       67,389,780      113,894,931
                                                   -------------    -------------    -------------
OPERATING INCOME (LOSS) ........................       2,231,944      (22,257,258)     (47,174,002)
                                                   -------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest income ..............................               0        9,639,050        1,478,998
  Interest expense .............................         (12,431)     (29,033,088)     (34,308,742)
  Affiliate interest income (expense), net .....         467,815          (34,115)        (114,545)
  Equity losses in subsidiary ..................      (2,444,706)               0                0
  Other (expense) income, net ..................         (59,184)         782,954          107,066
                                                   -------------    -------------    -------------
        Total other expense ....................      (2,048,506)     (18,645,199)     (32,837,223)
                                                   -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTERESTS, AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE .........................         183,438      (40,902,457)     (80,011,225)
MINORITY INTERESTS .............................               0       13,294,079        3,267,653
                                                   -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .....         183,438      (27,608,378)     (76,743,572)
INCOME TAX (PROVISION) BENEFIT .................      (1,010,779)       5,631,618       19,697,270
                                                   -------------    -------------    -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ......................        (827,341)     (21,976,760)     (57,046,302)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE 2) ...........................               0         (582,541)               0
                                                   -------------    -------------    -------------
NET LOSS .......................................        (827,341)     (22,559,301)     (57,046,302)
SUBSIDIARY PREFERRED STOCK DIVIDENDS ...........      (4,193,276)      (1,424,222)      (1,744,703)
                                                   -------------    -------------    -------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS .................................   $  (5,020,617)   $(23,983,523)    $(58,791,005)
                                                   =============    =============    =============
BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS ..........   $  (50,206.17)   $ (239,835.23) $        (11.45)
                                                   =============    =============    =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ...........................             100              100        5,132,653
                                                   =============    =============    =============

                   The accompanying notes are an integral part
                       of these consolidated statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                                             PREFERRED STOCK                 COMMON STOCK
                                          ---------------------          --------------------
                                          SHARES         AMOUNT          SHARES        AMOUNT
                                          ------         ------          ------        ------

BALANCE, December 31, 1996 ......               0    $           0              100    $           1
Comprehensive Loss:
  Net loss attributable to common
    stockholders ................               0                0                0                0

        Comprehensive Loss ......               0                0                0                0

  Acquisition of subsidiary stock               0                0                0                0
  Merger of subsidiary out of
    consolidated group ..........               0                0                0                0
                                       ----------    -------------            -----    -------------
BALANCE, December 31, 1997 ......               0                0              100                1
Comprehensive Loss:
  Net loss attributable to common
    stockholders ................               0                0                0                0
  Unrealized gain on marketable
    securities ..................               0                0                0                0

        Comprehensive Loss ......               0                0                0                0

  Issuance of subsidiary common
    stock .......................               0                0                0                0
  Acquisition of minority
    interests ...................               0                0                0                0
  Additional infusion of equity .               0                0                0                0
                                       ----------    -------------            -----    -------------
BALANCE, December 31, 1998 ......               0                0              100                1
Comprehensive Loss:
  Net loss attributable to common
    Stockholders ................               0                0                0                0
  Unrealized loss on marketable
    securities ..................               0                0                0                0

        Comprehensive Loss ......               0                0                0                0

Exercise of stock options .......               0                0            6,476               65
Reorganization (Note 1) .........      48,035,531          480,355             (100)              (1)
Acquisition of minority interest                0                0                0                0
Additional infusion of equity ...               0                0                0                0
Exercise of SCANA warrants ......               0                0                0                0
                                       ----------    -------------            -----    -------------
BALANCE, December 31, 1999 ......      48,035,531    $     480,355            6,476    $          65
                                       ==========    =============            =====    =============



                                                          RETAINED
                                       ADDITIONAL         EARNINGS      UNREALIZED           TOTAL
                                         PAID-IN        (ACCUMULATED      GAINS           STOCKHOLDERS'
                                         CAPITAL          DEFICIT)       (LOSSES)             EQUITY
                                         -------         -----------    -----------       --------------

BALANCE, December 31, 1996 ......      $   6,049,495    $   9,598,225    $           0    $  15,647,721
Comprehensive Loss:
  Net loss attributable to common
    stockholders ................                  0       (5,020,617)               0       (5,020,617)
                                                                                          -------------
        Comprehensive Loss ......                  0                0                0       (5,020,617)
                                                                                          -------------
  Acquisition of subsidiary stock         14,310,000                0                0       14,310,000
  Merger of subsidiary out of
    consolidated group ..........              (500)      (1,396,429)                0       (1,396,929)
                                       -------------    -------------    -------------    -------------
BALANCE, December 31, 1997 ......         20,358,995        3,181,179                0       23,540,175
Comprehensive Loss:
  Net loss attributable to common
    stockholders ................                  0      (23,983,523)               0      (23,983,523)
  Unrealized gain on marketable
    securities ..................                  0                0            2,388            2,388
                                                                                          -------------
        Comprehensive Loss ......                  0                0                0      (23,981,135)
                                                                                          -------------
  Issuance of subsidiary common
    stock .......................              3,152                0                0            3,152
  Acquisition of minority
    interests ...................         51,916,884                0                0       51,916,884
  Additional infusion of equity .          3,033,073                0                0        3,033,073
                                       -------------    -------------    -------------    -------------
BALANCE, December 31, 1998 ......         75,312,104      (20,802,344)           2,388       54,512,149
Comprehensive Loss:
  Net loss attributable to common
    Stockholders ................                  0      (58,791,005)               0      (58,791,005)
  Unrealized loss on marketable
    securities ..................                  0                0          (33,087)         (33,087)
                                                                                          -------------
        Comprehensive Loss ......                  0                0                0      (58,824,092)
                                                                                          -------------
Exercise of stock options .......          1,317,659                0                0        1,317,724
Reorganization (Note 1) .........           (480,354)               0                0                0
Acquisition of minority interest          36,967,307                0                0       36,967,307
Additional infusion of equity ...          2,025,604                0                0        2,025,604
Exercise of SCANA warrants ......          1,924,668                0                0        1,924,668
                                       -------------    -------------    -------------    -------------
BALANCE, December 31, 1999 ......      $ 117,066,988    $ (79,593,349)   $     (30,699)   $  37,923,360
                                       =============    =============    =============    =============

                   The accompanying notes are an integral part
                       of these consolidated statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                   1997           1998           1999
                                                           -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..............................................   $    (827,341)  $ (22,559,301)   $  (57,046,302)
                                                           -------------    -------------    -------------
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization .......................       2,781,800       17,326,895       40,970,149
   Amortization of bond discount .......................               0       13,651,778       15,798,661
   Gain (loss) on disposition of assets ................               0           71,378           (7,086)

   Loss on sale of investments .........................         (13,315)        (515,903)               0
   Cumulative effect of change in accounting
     principle .........................................               0          582,541                0
   Deferred income taxes ...............................        (764,802)        (238,815)        (321,658)
   Interest related to exercise of warrants ............               0                0          795,168
   Cash surrender value of life insurance ..............          92,604           11,764          386,663
   Amortization of deferred investment tax credit ......         (71,616)         (71,616)         (71,616)
   Equity in net loss of subsidiary ....................       2,444,706                0                0
   Minority interest in net loss of subsidiary .........               0      (13,294,079)      (3,267,653)
   Changes in operating assets and liabilities:
     Accounts receivable ...............................        (811,787)     (10,292,009)      (5,622,525)
     Prepaid expenses ..................................           5,580         (408,164)        (296,686)
     Accounts payable ..................................       2,111,164       10,693,014       (4,423,162)
     Accrued liabilities and interest ..................      (1,283,101)      26,664,142       14,776,656
     Unearned revenue ..................................          59,934        1,514,093          548,609
     Other .............................................         (43,710)        (100,230)          16,117
                                                           -------------    -------------    -------------
       Total adjustments ...............................       4,507,457       45,594,789       59,281,637
                                                           -------------    -------------    -------------
       Net cash provided by operating
         activities ....................................       3,680,116       23,035,488        2,235,335
                                                           -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ..................................      (1,727,079)    (120,227,057)     (87,386,231)
 Purchase of investments and acquisitions, net of
   cash acquired .......................................     (14,310,000)     (73,920,617)               0
 Organizational cost expenditures ......................               0         (251,815)               0
 Proceeds from sale of investments .....................         118,711      162,264,322       60,161,936
 Dividends from affiliate/return of capital ............      (4,193,276)      (1,424,222)      (1,744,703)
 Accounts payable-capital related ......................      (2,112,296)               0                0
 Investment in ClearSource..............................               0         (825,072)        (586,992)
 Proceeds from sale of property ........................               0           32,075           75,357
 Other .................................................               0         (234,417)         164,439
                                                           -------------    -------------    -------------
       Net cash used in investing
         activities ....................................     (22,223,940)     (34,586,803)     (29,316,194)
                                                           -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt and short-term
   borrowings ..........................................               0          (11,654)         (11,550)
 Expenditures related to issuance of debt and credit
   facility ............................................               0       (1,498,817)         (51,616)
 Proceeds from credit facility .........................               0                0       19,000,000
 Proceeds from affiliate loan ..........................               0                0        9,641,189
 Proceeds from the issuance of subsidiary common stock .               0            3,152            9,760
 Proceeds from the issuance of warrants ................               0                0        1,129,500
 Proceeds from the contribution of ClearSource .........               0                0        5,663,006
 Stock options exercised ...............................               0                0        1,307,964
 Expenditures related to reorganization ................               0                0         (848,775)
 Additional infusion of equity .........................      14,310,000       15,564,902                0
 Repayments from (advances to) affiliate ...............       4,416,407        2,025,604       (6,098,931)
                                                           -------------    -------------    -------------
       Net cash provided by financing activities .......      18,726,407       16,083,187       29,740,547
                                                           -------------    -------------    -------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS ...........................................         182,583        4,531,872        2,659,688
CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR ...................................................         444,319          626,902        5,158,774
                                                           -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...............   $     626,902    $   5,158,774    $   7,818,462
                                                           =============    =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for interest.................     $     12,431  $      46,162  $     669,968
                                                             ============  =============  =============
 Cash paid (received) during the period for income taxes     $  1,145,805  $   1,742,947  $  (9,273,563)
                                                             ============  =============  ==============
 Merger of subsidiary out of consolidated group.........     $    108,108  $           0  $           0
                                                             ============  =============  =============
 Subsidiary preferred stock dividends...................     $  4,193,276  $   1,424,222  $   1,744,703
                                                             ============  =============  =============
 Detail of investments and acquisitions:
   Cash acquired........................................     $          0  $  (6,144,581) $           0
   Property, plant, and equipment.......................                0     30,133,876              0
   Intangible assets....................................                0     55,009,395              0
   Minority interest....................................                0     20,912,251              0
   Common and/or Preferred Stock received (issued)......       14,310,000    (34,532,324)             0
   Bond discount........................................                0      8,542,000              0
                                                             ------------  -------------  -------------
   Net cash paid for acquisitions.......................     $ 14,310,000  $  73,920,617  $           0
                                                             ============  =============  =============




                   The accompanying notes are an integral part
                       of these consolidated statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1998, AND 1999

1.   ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

ORGANIZATION

    KNOLOGY, Inc. (the "Company"), a wholly owned subsidiary of ITC Holding Company, Inc. ("ITC Holding"), was incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating the Company was to enable ITC Holding to complete a reorganization of certain of its wholly owned and majority-owned subsidiaries on November 23, 1999 (the "Reorganization"), as follows:

        a. ITC Holding contributed all of the outstanding capital stock of Interstate Telephone, Inc; Valley Telephone, Inc.; Globe Telecom, Inc.; and ITC Globe, Inc. to the Company (collectively, the "Telephone Operations Group").

        b. ITC Holding contributed its 85% interest in KNOLOGY Holdings, Inc. ("KNOLOGY Holdings") to the Company.

        c. ITC Holding contributed its 6% interest in ClearSource, Inc. ("ClearSource"), $5.7 million in cash to purchase additional ClearSource shares, and subscription rights to purchase ClearSource shares to the Company.

        d. Other minority shareholders exchanged the remaining 15% of KNOLOGY Holdings for shares of stock of the Company.

    As a result of the Reorganization, the Telephone Operations Group and KNOLOGY Holdings and subsidiaries are now wholly owned subsidiaries of the Company. Following the Reorganization, ITC Holding held a 90% interest in the Company. ITC Holding currently does not own any capital stock of the Company following the distribution of the Company's shares to ITC Holding's shareholders (Note 11) which was completed February 7, 2000.

    The Reorganization has been accounted for in a manner similar to a pooling of interest for the Telephone Operations Group. KNOLOGY Holdings and subsidiaries have been treated as an equity investment in subsidiary in 1997 in relation to the Company's 29% ownership interest. KNOLOGY Holdings and subsidiaries have been consolidated with the Company in 1998 and 1999 in relation to the 85% controlling interest obtained in July 1998 (Note 9) which was recorded at ITC Holding's historical cost. For the period from August 1998 to December 1999, the 15% of KNOLOGY Holdings that the Company did not own has been reflected as minority interest and the pro-rata losses attributed to the minority holders to the extent that their investment was greater than zero in accordance with Financial Accounting Standards Board Current Text on Consolidation and Statement of Financial Accounting Standards No. 94. Because a controlling interest in KNOLOGY Holdings was acquired in August 1998, the financial statements for the year ended December 31, 1998 include the accounts of KNOLOGY Holdings for the entire year and the minority interest in losses includes the 58% share of KNOLOGY Holdings' losses for the period from January 1998 to July 1998.

    The exchange of the remaining 15% of KNOLOGY Holdings for shares of stock of the Company was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. The Company had recorded 100% of KNOLOGY Holdings' losses since KNOLOGY Holdings' equity was less than zero.

NATURE OF BUSINESS

    The Telephone Operations Group is wholly owned and provides a full line of local telephone and related services and broadband services. Certain of the Telephone Operations Group subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain Telephone Operations Group subsidiaries are subject to regulation by the Federal Communications Commission.

    KNOLOGY Holdings and its subsidiaries own and operate advanced hybrid fiber-coaxial networks and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern United States.

    The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expanding its broadband operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase as it extends its broadband communications networks in the existing and new markets in accordance with its business plan. On December 22, 1998, KNOLOGY Holdings entered into a $50 million four-year senior secured credit facility, which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions (Note 3). On February 7, 2000, the Company completed a private placement of Series B preferred stock to a small group of institutional investors and certain officers of the Company for approximately $100 million to provide additional funds for its expansion plans (Note 11). While management expects its expansion plans will result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

BASIS OF PRESENTATION

    The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Investments in which the Company does not exercise significant control are accounted for using the cost method of accounting. Investments in which the Company does exercise significant control and owns less than 50% are accounted for using the equity method. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassed to be consistent with current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNAUDITED PRO FORMA NET LOSS AND NET LOSS PER SHARE

    Following the proposed distribution (Note 11), the Company will become a separate taxable entity. Accordingly, the pro forma income taxes reflect income taxes as if the Company were a separate taxable entity. In addition, the pro forma earnings per share reflect the distribution as if it had occurred at the beginning of each year.


                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                          1997          1998           1999
                                                     ------------- ------------   ------------
      UNAUDITED PRO FORMA DATA:
        Pro forma income tax (provision)
          benefit..............................       $(1,010,779) $  2,382,644   $          0
                                                     ============= ============   ============
        Pro forma net loss
          attributable to common
          stockholders.........................       $(5,020,617) $(27,232,497)  $(78,488,275)
                                                      ===========  ============   ============
        Pro forma basic and diluted net
          loss attributable to
          common stockholders per share........       $(50,206.17) $(272,324.97)  $     (15.29)
                                                      ===========  ============   ============

CASH AND CASH EQUIVALENTS

    The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

MARKETABLE SECURITIES

    The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Securities available for sale at December 31, 1998 and 1999 are primarily comprised of commercial paper.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is included in or deducted from income. Depreciation and amortization (excluding telephone plant) are provided over the estimated useful lives as follows:

                                                             YEARS
                                                             -----

                          Buildings.....................       25
                          System and installation
                          equipment.....................     7-10
                          Production equipment..........        7
                          Test and office equipment.....      3-7
                          Automobiles and trucks........        5
                          Leasehold improvements........        5

    Depreciation of telephone plant is provided on a straight-line method, using class or overall group rates acceptable to regulatory authorities. Such rates range from 2% to 24%.

    Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

    Interest is capitalized in connection with the construction of the Company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $2,469,000 and $3,040,000 of interest cost was capitalized in 1998 and 1999, respectively.

INTANGIBLE ASSETS

    Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles. Intangible assets and the related useful lives and accumulated amortization at December 31, 1998 and 1999 are as follows:

                                                               AMORTIZATION
                                                                  PERIOD
                                        1998         1999         (YEARS)
                                        ----         ----         -------

     Goodwill...................   $33,377,468   $ 56,291,468         10-40
     Subscriber base............    34,863,072     34,429,332             3
     Noncompete agreement.......     1,500,000      1,500,000             3
     Other......................       102,978        405,202         10-15
                                   -----------   ------------
                                    69,843,518     92,626,002

     Less accumulated amortization   4,651,333     19,440,223
                                   -----------   ------------
     Intangibles, net...........   $65,192,185   $ 73,185,779
                                   ===========   ============

    During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including pre-operating, preopening, and organization activities, as the costs are incurred. Adoption of this statement resulted in a cumulative effect of change in accounting principle of $582,541.

DEFERRED ISSUANCE COSTS

    Deferred issuance costs include costs associated with the issuance of debt and the consummation of a credit facility (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 1998 and 1999 are as follows:

                                                              AMORTIZATION
                                                                 PERIOD
                                       1999         1998         (YEARS)
                                       ----         ----         -------

    Deferred issuance costs....    $9,382,124   $9,433,742           4-10
    Accumulated amortization...     (648,321)   (1,555,708)
                                   ---------    -----------
    Deferred issuance costs, net   $8,733,803   $ 7,878,034
                                   =========    ===========

LONG-LIVED ASSETS

    In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and cost in excess of net assets acquired related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material to the Company's consolidated financial statements.

    The Company reviews its long-lived assets such as property and equipment, goodwill, and other intangible assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the tangible and intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the assets are not sufficient to recover the unamortized balance of the asset. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences. If an impairment has occurred, a loss equal to the difference between the carrying value of the asset and its fair value is recognized. The resulting reduced carrying amount of the asset is accounted for as its new cost and depreciated over the asset's remaining useful life. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

INVESTMENTS

    Investments and equity ownership in associated companies consisted of the following at December 31, 1998 and 1999:

                                                     1998          1999
                                                  ---------    --------
    Nonmarketable investments, at cost:

       ClearSource common and preferred
          stock, 333,444 and 817,386 shares in
          1998 and 1999, respectively.........    $ 825,072    $  3,249,056
                                                  =========    ============

    At December 31, 1999, KNOLOGY, Inc., through its wholly-owned subsidiaries, owned approximately 18% of ClearSource. ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential and business customers. The Company's investment in ClearSource is accounted for under the cost method of accounting.

    The following summarizes the results of operations for the year ended December 31, 1997 of associated companies in which the Company's investments were accounted for by the equity method.

                                      YEAR ENDED DECEMBER 31,
                                                 1997
                                      -----------------------

             RESULTS OF OPERATIONS:
                Operating revenues......     $ 10,355,068
                Operating loss..........       (5,511,386)
                         Net loss.......       (9,091,533)

REVENUE RECOGNITION

    The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are included in the accompanying consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

ADVERTISING COSTS

    The Company expenses all advertising costs as incurred. Approximately $9,000, $587,000, and $1,476,000 of advertising expense are recorded in the Company's consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999, respectively.

INSTALLATION FEES

    The Company recognizes installation revenue when the customer is initially billed for the connection of services as the installation direct costs exceed installation revenue on a per customer basis.

SOURCES OF SUPPLIES

    The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases each customer premise component from a single vendor and has several suppliers for plant materials. If the suppliers are unable to meet the Company's needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company's network could result, which would adversely affect operating results.

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

    For the years ended December 31, 1998 and 1999, the Telephone Operations Group was included in the consolidated tax returns of the Company's parent company, ITC Holding. Effective August 1998, KNOLOGY Holdings was included in the consolidated federal income tax return of ITC Holding. The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit of $5,631,618 and $19,697,270 and an affiliate receivable in the amount of $6,785,691 and $12,205,546 at December 31, 1998 and 1999, respectively, for the utilization of net operating losses included in the consolidated tax return of ITC Holding. For the period from January 1, 1998 to July 31, 1998, KNOLOGY Holdings filed a separate federal income tax return.

    Investment tax credits related to telephone plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

COMPREHENSIVE LOSS

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of net loss and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders' equity and comprehensive loss. Prior years have been restated to conform to the SFAS No. 130 requirements.

NET LOSS PER SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company's stock options (using the treasury stock method) was not included in the computation of diluted EPS as their effect was anti-dilutive.

3.   LONG-TERM DEBT

    Long-term debt at December 31, 1998 and 1999 consists of the following:

                                                               1998           1999
                                                          -------------  ---------
      Senior Discount Notes, with a face value of
         $444,100,000, bearing interest at 11.875%
          beginning October 15, 2002, payable
          semiannually beginning April 15, 2003
          with principal and any unpaid interest due
        October 15, 2007..............................  $ 255,020,209  $270,818,870
      Senior secured credit facility, at a rate of
        LIBOR plus 2.5%, interest payable quarterly
        with principal and any unpaid interest
        due November 15, 2002.........................              0    19,000,000
      Capitalized lease obligation, at a rate of
         10% payable in quarterly installments
         of $6,304 through December 2006, secured....         134,244       122,694
                                                        -------------  ------------
                                                          255,154,453   289,941,564
    Less current maturities..........................          12,174        12,174
                                                        -------------  ------------
                                                        $ 255,142,279  $289,929,390
                                                        =============  ============

    Following are maturities of long-term debt for each of the next five years as of December 31, 1999:

                       2000...........   $      12,174
                       2001...........          16,098
                       2002...........      19,016,374
                       2003...........          18,074
                       2004...........          19,950
                       Thereafter.....     444,140,024
                                         -------------
                       Total..........   $ 463,222,694
                                         =============

    The fair values of the Senior Discount Notes at December 31, 1999 are estimated to be approximately $297,547,000, based on the closing bond price at year-end.

     On December 22, 1998, KNOLOGY Holdings entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At KNOLOGY Holdings' option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin as defined. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of KNOLOGY Holdings and its current and future subsidiaries. The credit facility includes a number of covenants, including, among others, covenants limiting the ability of KNOLOGY Holdings and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The credit facility allows KNOLOGY Holdings to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, KNOLOGY Holdings incurred approximately $1,256,000 in related costs which are being amortized on a straight-line basis over the five-year term.

    In the fourth quarter of 1997, KNOLOGY Holdings issued units consisting of senior discount notes due in 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds has been allocated to the warrants. Each warrant allowed the holder to purchase .003734 shares of KNOLOGY Holdings' preferred stock. The warrants have been exchanged for warrants to purchase KNOLOGY, Inc. Series A preferred stock. KNOLOGY Holdings incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of KNOLOGY Holdings to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of KNOLOGY Holdings, to fund expansion of KNOLOGY Holdings' business, and for additional working capital and general corporate purposes.

4. OPERATING LEASES

    The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

    Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:

                    2000................................    $ 499,863
                    2001................................      273,477
                    2002................................      198,158
                    2003................................      154,071
                    2004................................      134,044
                    Thereafter..........................      457,747
                                                            ---------
                          Total minimum lease payments..   $1,717,360
                                                            ==========

      Total rental expense for all operating leases was approximately $0, $435,000, and $745,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

5. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    The Company has entered into contracts with various entities to provide programming to be aired by KNOLOGY Holdings. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $19 million in programming fees under these contracts during 2000.

LEGAL PROCEEDINGS

    In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6. INCOME TAXES

    The (provision) benefit for income taxes from continuing operations consisted of the following for the years ended December 31, 1997, 1998, and 1999:

                                       1997          1998         1999
                                   ------------ ------------- --------
            Current............    $(1,775,581) $  5,392,803  $19,375,611
            Deferred...........      1,596,002    10,662,185    9,276,376
            Increase in valuation
               allowance.......       (831,200)  (10,423,370)  (8,954,717)
                                   -----------  ------------  ------------
            Income tax (provision)
               benefit.........    $(1,010,779) $  5,631,618  $19,697,270
                                   ===========  ============  ===========

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                     1998         1999
                                                     ----         ----

              Deferred tax assets:
                 Net operating loss
                   carryforwards............    $  8,923,583  $10,916,459

                 Equity in losses of
                   subsidiaries..............      1,188,958    1,188,958
                 Deferred bond interest......     12,919,184   26,117,681
                 Deferred revenues...........        190,918      194,901
                 Other.......................      1,841,404      877,914
                 Valuation allowance.........    (15,777,328) (24,732,047)
                                                ------------  -----------
                          Total deferred tax
                            assets...........      9,286,719   14,563,866
              Deferred tax liabilities:
                 Depreciation and amortization     9,608,377   14,563,866
                                                ------------  -----------
              Net deferred income taxes......   $    321,658  $         0
                                                ============  ===========

     The Company has available, at December 31, 1999, unused net operating loss carryforwards of approximately $85,211,735 expiring in various years from 2005 to 2019, unless utilized. Management has recorded a total valuation allowance of $24,732,047 in 1999 on these operating loss carryforwards, the majority of which contain limitations on utilization, and the equity losses of subsidiaries.

    A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                     1997     1998    1999
                                                   -------   ------   -----
          Income tax (provision) benefit at
          statutory rate.......................     (34)%     34%     34%
          State income taxes, net of federal
          benefit..............................      (4)       4        3
          Other................................     (60)       1        0
          Increase in valuation allowance......    (453)      (25)    (12)
                                                   ----      -----    ----
          Income tax (provision) benefit.......    (551)%     14%      25%
                                                   ====      =====    ====

7.   EQUITY INTERESTS

CAPITAL TRANSACTIONS

    The Company has authorized 200,000,000 shares of $.01 par value common stock, 75,000,000 shares of $.01 par value Series A convertible preferred stock, and 50,000,000 shares of $.01 par value Series B convertible preferred stock.

    In connection with the Reorganization (Note 1), the Company's warrant holders elected to exchange the Bond Warrants of the Company for warrants in KNOLOGY, Inc.'s preferred stock. The Company's Bond Warrants were subsequently cancelled.

    In October 1999, KNOLOGY Holdings issued to SCANA warrants to purchase 753 shares of the KNOLOGY Holdings' preferred stock in connection with certain loan agreements between the two parties. SCANA exercised these warrants in November 1999. The weighted average exercise price of the warrant was $1,500 per share of preferred stock. KNOLOGY Holdings received net proceeds of $1.1 million and recorded the fair value of the warrants, as determined by the Black-Scholes option pricing model, of $1.9 million to additional paid in capital. Related interest expense of $0.8 million was recorded in the accompanying consolidated statements of operations, SCANA elected to exchange its 753 shares of KNOLOGY Holdings preferred stock for 451,800 shares of KNOLOGY, Inc.'s preferred stock in connection with the reorganization (Note 1).

KNOLOGY HOLDINGS' STOCK OPTION PLAN

    Under KNOLOGY Holdings' 1995 stock option plan (the "Stock Option Plan"), as adopted in December 1995 and amended in February 1998, 8,000,000 shares of KNOLOGY Holdings' common stock are reserved and authorized for issuance upon the exercise of the options. All employees of KNOLOGY Holdings are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the Stock Option Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant.

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

    The Company accounts for KNOLOGY Holdings' stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of KNOLOGY Holdings' common stock to employees of KNOLOGY Holdings using the Black-Scholes option pricing model and the following weighted average assumptions in 1997, 1998, and 1999:

                                      1997          1998          1999
                                  ------------  ------------  --------
         Risk-free interest rate         6.43%         5.42%         5.78%
         Expected dividend yield           0%            0%            0%
         Expected lives........   Seven years   Seven years   Seven years
         Expected volatility...           30%           30%           30%

    The total fair value of options for KNOLOGY Holdings' stock granted to employees of KNOLOGY Holdings during 1997, 1998, and 1999 was computed as approximately $304,000, $1,832,000 and $5,735,000, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options.

    A summary of the status of KNOLOGY Holdings' stock option plan at December 31, 1999 is presented in the following table:

                                                                WEIGHTED
                                                                AVERAGE
                                                                EXERCISE
                                                                PRICE PER
                                                 SHARES           SHARE
                                                 ------         -----------

           Outstanding at December 31, 1996:.    211,188           2.00
              Granted........................    505,536           2.11
              Forfeited......................    (63,756)          2.00
                                               ---------
           Outstanding at December 31, 1997:.    652,968           2.07
              Granted........................  2,261,504           2.55
              Forfeited......................   (144,224)          2.38
              Exercised......................     (1,576)          2.00
                                               ---------
           Outstanding at December 31, 1998:.  2,768,672           2.42
              Granted........................  4,625,376           2.85
              Forfeited......................   (816,604)          2.48
              Exercised......................     (6,400)          2.05
                                               ---------
           Outstanding at December 31, 1999..   6,571,044          2.71
                                                =========
           Exercisable shares as of December 31:
              1999...........................     281,700          2.07
                                                =========

TELEPHONE OPERATIONS GROUP STOCK OPTION PLAN

    The Company's parent, ITC Holding, sponsors a stock option plan which provides for the granting of stock options to substantially all employees of the Telephone Operations Group. Options are generally granted at a price (established by ITC Holding's board of directors based on equity transactions and other analyses) equal to at least 100% of the fair market value of ITC Holding's common stock on the option grant date. Options granted generally become exercisable 40% after two years and 20% per annum for the next three years and remain exercisable for ten years after the option grant date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    ITC Holding accounts for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of ITC Holding's common stock granted to employees of the Telephone Operations Group using the Black-Scholes option pricing model prescribed by SFAS No. 123 and the following weighted average assumptions:
                                            1997        1998        1999
                                         ----------  ----------  -------
                Risk-free interest rate        6.0%        5.3%        5.8%
                Expected dividend yield          0%          0%          0%
                Expected lives........   Ten years   Ten years   Ten years
                Expected volatility...          60%         50%         50%

    The total fair value of options for ITC Holding's stock granted to employees of the Telephone Operations Group during 1997, 1998, and 1999 was computed as approximately $744,000, $602,000 and $755,000, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options.

    A summary of the status of the Telephone Operations Group's portion of ITC Holding's stock option plan at December 31, 1999 is presented in the following table:
                                                        WEIGHTED
                                                         AVERAGE
                                                        EXERCISE
                                                        PRICE PER
                                             SHARES       SHARE
                                             ------     -----------

         Outstanding at December 31, 1996:   479,756     $0.15-$3.36
            Granted.....................     188,732     $3.36-$7.75
            Forfeited...................     (33,800)    $0.49-$7.75
            Exercised...................     (31,000)    $0.28-$2.73
                                            --------
         Outstanding at December 31, 1997:   603,688     $0.15-$7.75
            Granted.....................      86,968    $8.38-$12.50
            Forfeited...................     (93,172)   $1.26-$12.50
            Exercised...................    (149,372)    $0.28-$3.36
                                            --------
         Outstanding at December 31, 1998:   448,112    $0.15-$12.50
            Granted.....................      60,132   $15.89-$21.65
            Forfeited...................     (69,953)   $1.96-$18.85
            Exercised...................     (84,814)    $1.58-$3.50
                                            --------
         Outstanding at December 31, 1999    353,477    $0.15-$21.65
                                            ========
         Exercisable shares as of
         December 31, 1999...............    231,062      2.52
                                             =======


PRO FORMA NET LOSS

    If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the periods presented would be as follows:

                                                            AS
                                                         REPORTED       PRO FORMA
                                                         --------       ---------
       Net loss attributable to common Stockholders for
       the years ended December 31:
          1997....................................    $ (5,020,617)  $ (7,113,134)
          1998....................................     (23,983,523)   (24,642,829)
          1999....................................     (58,791,005)   (60,348,055)

       Net loss per share attributable to common
         Stockholders for the years ended December 31:
          1997....................................    $  (50,206.17) $  (71,134.34)
          1998....................................      (239,835.23)   (246,428.29)
          1999....................................           (11.45)        (11.76)

8.   RELATED-PARTY TRANSACTIONS

     ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1997, 1998, and 1999, the Company recorded approximately $3,459,000, $3,230,000, and $2,574,000, respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third party providers.

     Certain of ITC Holding's affiliates provide the Company with various services and/or receives services provided by the Company. These entities include InterCall, Inc., which provides conference calling services. In addition, the Company receives services from ITC*DeltaCom, Inc., an affiliate of ITC Holding, which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes. ITC Holding also holds equity investments in the following entities which do business with the Company:
Powertel, Inc., which provides cellular services, and EarthLink, Inc., which is a national provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

     For the years ended December 31, 1997, 1998, and 1999, the Company received services from these affiliated entities in the amounts of approximately $707,000 $1,570,000, and $2,344,000, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's consolidated statements of operations.

     The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $1,517,000, $2,186,000, and $1,795,000, respectively, for the years ended
December 31, 1997, 1998, and 1999, and are reflected in operating revenues in the Company's consolidated statements of operations.

     During 1998 and 1999, the Company leased office space to ITC*DeltaCom, Inc. and Powertel, Inc. Approximately $234,000 and $152,000 of lease income related to these transactions is recorded as other income in the Company's consolidated statements of operations for the years ended December 31, 1998 and 1999, respectively.

     Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $221,000, $628,000, and $977,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

9.   BUSINESS ACQUISITIONS

KNOLOGY HOLDINGS ACQUISITIONS

     In January 1998, the Company acquired an additional 6,747 shares of KNOLOGY Holdings preferred stock, representing an approximate 13% ownership interest in KNOLOGY Holdings, in exchange for cash of $10,177,234. The acquisition of the additional interest was accounted for as a step acquisition. The fair value of net assets acquired totaled $6,775,879, resulting in goodwill of $3,401,355.

     Effective July 1998, the Company acquired an additional 42,565 shares, representing approximately 43% of KNOLOGY Holdings' outstanding stock. The Company recorded its acquisition of this additional ownership interest under the purchase method of accounting as a step acquisition. Accordingly, the Company recorded the pro rata share of net assets acquired at fair value. The Company determined that the book value of the pro rata share of assets and trade liabilities acquired approximated fair value. The fair value of KNOLOGY Holdings' senior discount notes (Note 3) was determined to be less than book value at the date of acquisition based on quoted market prices. As a result, a debt discount of approximately $8,542,000 was recorded to adjust the book value of the pro rata share of senior notes acquired to fair value (Note 3).

     The total value paid by the Company was $36,687,424, including cash of $2,155,100 and common and preferred stock valued at $34,532,324. The fair value of net assets acquired totaled $22,678,372, resulting in goodwill of $14,009,052. Prior to the acquisition, the Company owned more stock than any other single KNOLOGY Holdings stockholder, owning approximately 42% of the outstanding stock. As a result of the acquisition, the Company owned approximately 85% of the outstanding stock of KNOLOGY Holdings at December 31, 1998.

    The goodwill and debt discount created upon the acquisition of KNOLOGY Holdings is amortized over 10 years on a straight line basis and the term of the senior notes on the effective interest method, respectively.

CABLE ALABAMA ACQUISITION

    On October 30, 1998, KNOLOGY Holdings acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60,733,000 in cash and also purchased for $5,000,000 in cash certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. KNOLOGY Holdings plans to upgrade the existing Cable Alabama plant to provide local and long-distance telephone service and high-speed Internet access services. The acquisition has been accounted for under the purchase method of accounting.

TTE, INC. ACQUISITION

    On June 1, 1998, KNOLOGY Holdings acquired TTE, Inc., a non-facilities based reseller of local, long distance, and operator services to small and medium-sized business customers throughout South Carolina, for a purchase price of $1.3 million. The acquisition has been accounted for under the purchase method of accounting.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

    The assets of TTE, Inc. and Cable Alabama have been included in the Company's consolidated financial statements effective June 1, 1998 and September 1, 1998, respectively. The following unaudited pro forma results of operations for the year ended December 31, 1998 assume that the acquisitions occurred on January 1, 1998. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the acquisitions occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

                                                                  1998
                                                                  ----

        Operating revenues.............................      $ 55,359,204
        Loss before extraordinary items................       (37,454,927)
        Net loss attributable to common stockholders...       (33,830,072)
        Net loss per share attributable to common
            stockholders (a)...........................       (338,300.72)

----------

(a) Loss per share is computed using 100 as the number of shares outstanding in 1998.

10.   SEGMENT INFORMATION

    Effective January 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. Management has identified the reportable segments based on broadband services offered.

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

    The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including video analog and digital cable television and local and long-distance telephone. Internet services include high-speed Internet access via cable modems, local transport services, such as local Internet transport, special access, local private line, and local exchange transport services.


                                                                                   INTERNET SERVICES
                                                            VIDEO      TELEPHONE       AND OTHER
                                                            -----      ---------   -----------------
                                 1997
                                    Operating revenues  $         0  $ 17,633,313       $      0
                                    Cost of services.             0     3,121,108              0
                                                        -----------  ------------     ----------
                                    Gross margin.....   $         0  $ 14,512,205       $      0
                                                        ===========  ============     ==========
                                 1998
                                    Operating revenues  $22,527,403  $ 22,318,344       $286,775
                                    Cost of services.     8,750,858     7,947,852         97,883
                                                        -----------  ------------     ----------
                                    Gross margin.....   $13,776,545  $ 14,370,492       $188,892
                                                        ===========  ============     ==========
                                 1999
                                    Operating revenues  $35,165,411  $ 28,774,150     $2,781,368
                                    Cost of services.    15,066,574    11,601,064        296,881
                                                        -----------  ------------     ----------
                                    Gross margin.....   $20,098,837  $ 17,173,086     $2,484,487
                                                        ===========  ============     ==========


11.   SUBSEQUENT EVENTS

DISTRIBUTION AND PRIVATE PLACEMENT

    On February 4, 2000, ITC Holding Company distributed to its option holders options to purchase 6,258,036 shares of our Series A preferred stock. On February 7, 2000, ITC Holding distributed to its shareholders all of its 43,211,531 shares of our Series A preferred stock. On February 7, 2000 the Company completed a private placement of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for approximately $100.6 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated February 25, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2000

                                   SCHEDULE II

                         KNOLOGY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                  YEAR              YEAR                  YEAR
                                                  ENDED             ENDED                 ENDED
                                               DECEMBER 31,      DECEMBER 31,          DECEMBER 31,
                                                  1997               1998                  1999
                                               ------------      ------------          ------------
Allowance for doubtful accounts,
balance at beginning of year .......        $    30,524         $   110,528         $   418,499

Addition charged to cost and expense            432,256           1,395,384           1,415,697

Deductions .........................           (352,252)         (1,087,413)         (1,139,129)
                                            -----------         -----------         -----------
Allowance for doubtful accounts,
balance at end of year .............        $   110,528         $   418,499         $   695,067
                                            ===========         ===========         ===========

