Form 10-Q
period 2000-03-31
KNOLOGY INC
filed 2000-05-15
CIK 1096788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                        COMMISSION FILE NUMBER: 333-89179

                                  KNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               58-2424258
       --------------------------------           ------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)

                KNOLOGY, INC.
           1241 O.G. SKINNER DRIVE
             WEST POINT, GEORGIA                            31833
   ------------------------------------            -----------------------
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


         As of April 30, 2000, we had 82,378 shares of common stock, 50,453,719 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock outstanding.

                         KNOLOGY, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2000


                                      INDEX


PART I                     FINANCIAL INFORMATION                                                               PAGE
         ITEM 1            FINANCIAL STATEMENTS...................................................................2
                           Condensed Consolidated Balance Sheets..................................................2
                           Condensed Consolidated Statements of Operations........................................3
                           Condensed Consolidated Statement of Cash Flows.........................................4
                           Notes to Condensed Consolidated Financial Statements...................................5

         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS.........................................................8

         ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............................16

PART II                    OTHER INFORMATION

         ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS ............................................17

         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................17

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K......................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KNOLOGY, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2000

                                                                        MARCH 31,         DECEMBER 31,
                                                                          2000                1999
                                                                     -------------       -------------
                                                                      (Unaudited)
                                             ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                     $ 126,440,015       $   7,818,462
       Marketable securities                                                    --           6,069,461
       Affiliate receivable                                             14,288,204          18,244,232
       Accounts receivable, net                                          9,130,610           9,037,451
       Prepaid expenses and other                                        1,467,986             796,708
                                                                     -------------       -------------
                    Total current assets                               151,326,815          41,966,314

PROPERTY AND EQUIPMENT, net                                            288,033,001         273,896,831

INVESTMENTS                                                              3,254,056           3,249,056

INTANGIBLE AND OTHER ASSETS, net                                        76,586,165          81,063,813

OTHER                                                                      199,485             157,796
                                                                     -------------       -------------
Total assets                                                         $ 519,399,522       $ 400,333,810
                                                                     =============       =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt                             $      12,174       $      12,174
       Accounts payable                                                 16,385,760          15,138,408
       Accounts payable - affiliate                                        123,800             337,964
       Accrued liabilities                                               6,044,736           7,033,444
       Unearned revenue                                                  3,956,864           3,779,841
                                                                     -------------       -------------
                    Total current liabilities                           26,523,334          26,301,831

NONCURRENT LIABILITIES:
       Long-term notes payable                                          19,110,520          19,110,520
       Bonds payable, net of discount                                  321,468,350         311,901,661
       Unamortized credits                                                 352,469             370,373
                                                                     -------------       -------------
                    Total noncurrent liabilities                       340,931,339         331,382,554
                                                                     -------------       -------------
                    Total liabilities                                  367,454,673         357,684,385

WARRANTS                                                                 4,726,065           4,726,065

STOCKHOLDERS' EQUITY
       Convertible preferred stock                                         716,339             480,355
       Common Stock                                                            824                  65
       Additional paid-in capital                                      247,137,126         117,066,988
       Accumulated deficit                                            (100,635,505)        (79,593,349)
       Unrealized (loss) gain on marketable securities (Note 4)                 --             (30,699)
                                                                     -------------       -------------
                    Total stockholders' equity                         147,218,784          37,923,360
                                                                     -------------       -------------
                    Total liabilities and stockholders' equity       $ 519,399,522       $ 400,333,810
                                                                     =============       =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         2000                 1999
                                                                     -------------       -------------
OPERATING REVENUES                                                   $  18,739,769       $  15,238,254
                                                                     -------------       -------------

OPERATING EXPENSES:
       Cost of services                                                  7,386,982           6,215,058
       Selling, operating, and administrative                           12,342,584          10,710,493
       Depreciation and amortization                                    13,460,564           8,623,713
                                                                     -------------       -------------
                   Total                                                33,190,130          25,549,264
                                                                     -------------       -------------

OPERATING LOSS                                                         (14,450,361)        (10,311,010)

OTHER INCOME AND EXPENSES:
       Interest income                                                   1,397,331             722,197
       Interest expense                                                 (9,549,433)         (7,838,516)
       Other income (expense), net                                           3,115              47,289
                                                                     -------------       -------------
                   Total                                                (8,148,987)         (7,069,030)
                                                                     -------------       -------------

LOSS BEFORE INCOME TAX BENEFIT                                         (22,599,348)        (17,380,040)

INCOME TAX BENEFIT                                                       1,557,194           3,641,044
                                                                     -------------       -------------

NET LOSS                                                             $ (21,042,154)      $ (13,738,996)
                                                                     =============       =============

NET LOSS PER SHARE:
       Basic and diluted                                             $       (0.34)      $ (13,738,996)
                                                                     =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                     61,205,240                 100
                                                                     =============       =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    2000                1999
                                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                               $ (21,042,154)      $ (13,738,996)
        Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities:
              Depreciation and amortization                                       13,460,564           8,623,713
              Gain on disposition of assets                                           (2,874)             (5,416)
              Amortization of bond discount                                        4,208,257           3,556,851
              Amortization of deferred investment tax credit                         (17,904)            (17,904)
              Changes in operating assets and liabilities:
                   Accounts receivable                                               (93,159)            305,019
                   Accounts receivable - affiliate                                 3,956,025          (1,560,241)
                   Prepaid expenses and other                                       (712,969)           (541,402)
                   Accounts payable                                                1,247,352          11,778,422
                   Accrued liabilities and interest                                4,369,724         (11,212,115)
                   Unearned revenue                                                  177,023              37,862
                                                                               -------------       -------------
                       Total adjustments                                          26,592,039          10,964,789
                                                                               -------------       -------------
                       Net cash provided by (used in) by operating activities      5,549,885          (2,774,207)
                                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures, net of retirements                                 (23,105,656)        (20,263,319)
        Investments                                                                   (5,000)           (264,891)
        Franchise cost expenditures, net                                             (25,271)                 --
        Proceeds from sales of assets                                                 14,718              54,361
        Proceeds from sales of marketable securities, net                          6,069,461          19,573,170
                                                                               -------------       -------------
                   Net cash used in investing activities                         (17,051,748)           (900,679)
                                                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Advances to affiliates                                                      (214,164)           (688,093)
        Proceeds from to private placement                                       130,337,580                  --
        Expenditures related to issuance of debt                                          --              19,723
        Principal payments on debt                                                        --              (2,932)
                                                                               -------------       -------------
                   Net cash provided by (used in) financing activities           130,123,416            (671,302)
                                                                               -------------       -------------

NET INCREASE (DECREASE) IN CASH                                                  118,621,553          (4,346,188)

CASH AT BEGINNING OF PERIOD                                                        7,818,462           5,158,674
                                                                               -------------       -------------

CASH AT END OF PERIOD                                                          $ 126,440,015       $     812,486
                                                                               =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during the period for interest                               $     494,463       $       7,124

                         KNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                 MARCH 31, 2000
                                   (UNAUDITED)


1.       ORGANIZATION AND NATURE OF BUSINESS

                  KNOLOGY Inc. (the "Company") offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"), using high capacity hybrid fiber/coaxial networks that are two-way interactive ("interactive broadband networks"). We own, operate and manage interactive broadband networks in six metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina. We also provide local telephone services in West Point, Georgia, and Lanett, and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. We plan to expand to additional cities in the southeastern United States.


                  The Company has experienced operating losses as a result of the expansion of its advanced broadband communications networks and services into new and existing markets. Management expects to continue the focus on increasing the customer base and expanding the broadband operations. Accordingly, operating expenses and capital expenditures will continue to increase with the extension of the broadband communications networks in existing and new markets in accordance with the business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.


2.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

                  Certain amounts included in the 1999 financial statements have been reclassified to conform with the 2000 financial statements.


3.       NET LOSS PER SHARE

                  In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the disclosure of basic net income
         (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. The Company's other potentially dilutive securities, including stock options and stock warrants, are not included in the computation of diluted net loss per share as their effect is antidilutive.


4.       EQUITY TRANSACTIONS

                  In February 2000, ITC Holding Company, in connection with a reorganization of certain of its businesses, distributed to its option holders options to purchase 6,258,036 shares of our Series A preferred stock, and distributed to its shareholders all of its 43,211,531 shares of our Series A preferred stock. As a result of this distribution, we are no longer a subsidiary of ITC Holding Company.

                  On February 7, 2000 the Company issued, in a private placement, 21,180,131 shares of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for proceeds of approximately $100.6 million. The Series B preferred stock is convertible at any time at the option of the holder into common stock at a $4.75 conversion price and will automatically convert into common stock upon the consummation of a qualified initial public offering of not less than $50 million. The Series B preferred stockholders will vote with the common stockholders on an as converted basis. The Series B preferred shares will not bear a dividend. The Series B preferred shares have a liquidation preference of $4.75 per share to the common and Series A preferred shares.



5.       SEGMENT INFORMATION

                  Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

                  The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, data and BCS. Data services include high-speed Internet access via cable modems. BCS includes local transport services such as local Internet transport, special access, local private line, and local loop services.

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

          Revenues by broadband communications service are as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                    2000                1999
                                               -------------       -------------
Cable Television                               $   9,714,342       $   8,394,763
Telephone                                          7,673,024           6,474,946
Data and Other                                     1,352,403             368,545
                                               -------------       -------------
Consolidated Revenues                          $  18,739,769       $  15,238,254
                                               =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

         The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

Knology, Inc. was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. In November 1999, in order to effectuate the reorganization:

-        ITC Holding contributed to Knology, Inc.:

         - its 85% interest in Knology Broadband, Inc. (formerly Knology Holdings, Inc.);

         - all of the outstanding capital stock of Interstate Telephone Company, Inc., Valley Telephone Company, Inc., Globe Telecom, Inc. and ITC Globe, Inc., referred to as our "telephone operations group;"

         -        a note in the principal amount of $9.6 million; and

         - its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.6 million in cash to purchase the additional ClearSource shares; and

-        the holders of the remaining 15% interest in Knology
         Broadband, Inc. exchanged that interest for shares of Knology, Inc. and the holders of outstanding warrants to purchase Knology Broadband preferred stock exchanged those warrants for warrants to purchase preferred stock of Knology, Inc.

         As a result of the reorganization, ITC Holding held a 90% interest in us, which it distributed to its stockholders on February 7, 2000.

         The reorganization was accounted for in a manner similar to a pooling of interest for the telephone operations group. Knology Broadband and its subsidiaries have been treated as an equity investment in our consolidated financial statements for 1997, since ITC Holding owned 29% of Knology Broadband at that time. Knology Broadband and its subsidiaries have been consolidated in our financial statements since July 1998 when ITC Holding increased its ownership to 85%. The 1998 financials include the accounts of Knology Broadband for the entire year and the minority interest in losses includes the 58% share of Knology Broadband's losses for the period from January 1998 to July 1998. For a more detailed description of the reorganization and its accounting treatment, see Note 1 to our consolidated financial statements.

         In January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned us approximately $29.7 million to fund capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase our Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holdings' stockholders on February 4, 2000.

         In June 1998, Knology Broadband acquired TTE Inc., a non-facilities based reseller of local, long-distance and operator services in South Carolina. The acquisition was accounted for as a purchase and the results of TTE have been included in our financial statements since the date of its acquisition.

         In October 1998, Knology Broadband acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The acquisition was accounted for as a purchase and the operations of the system have been included in our financial statements since the date of its acquisition.

         Our current organizational structure is as follows:



                                    [CHART]


REVENUES AND EXPENSES

         We have been expanding our networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing systems and into new markets.

         We have incurred net losses in each quarter since our inception, and as of March 31, 2000, the accumulated deficit had reached approximately $101 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

We can group our revenues into four categories: video revenues, telephone revenues, Internet revenues and other revenues.

- Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 52% and 55% of our consolidated revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

- Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 41% and 43% of our consolidated revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

- Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 7% and 2% of our consolidated revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

Our operating expenses include cost of services, selling, operations and administrative and depreciation and amortization.

Cost of services include:

- Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 43.7% and 43.4% for the three months ended March 31, 2000 and 1999, respectively. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2000 and 1999.

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                    2000        1999
                                                                                   ------      ------
Operating Revenues                                                                    100%        100%

Operating expenses:
   Cost of services                                                                    39          41
   Selling, operating and administrative                                               66          70
   Depreciation and amortization                                                       72          57
                                                                                     ----        ----
         Total                                                                        177         168
                                                                                     ----        ----
Operating loss                                                                        (77)        (68)
Other income and expenses                                                             (43)        (46)
                                                                                     ----        ----
Loss before income tax benefit                                                       (120)       (114)
Income tax benefit                                                                      8          24
                                                                                     ----        ----
   Net loss attributable to stockholders.............                                (112%)       (90%)
                                                                                     ====        ====

         The following table sets forth certain operating and financial data for the three months ended March 31, 2000 and 1999:

                                             AS OF MARCH 31,
                                            2000         1999       CHANGE         %
                                          -------      -------      ------        ----
HOMES RELEASED TO SALES                   317,859      257,175      60,684        23.6%
                                          =======      =======      ======        ====


CONNECTIONS (1)

  Video                                    93,770       83,127      10,643        12.8%
                                          -------      -------      ------       -----

  Voice

   On  Net (2)                             41,006       25,667      15,339        59.8%
   Off  Net (3)                             7,609        6,789         820        12.1%
                                          -------      -------      ------       -----
                                           48,615       32,456      16,159        49.8%

  Internet/BCS                              7,662        1,631       6,031       369.8%
                                          -------      -------      ------       -----
                     Total                150,047      117,214      32,833        28.0%
                                          =======      =======      ======       =====

(1) Connections represent revenue-generating connections. For video and high-speed Internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.
(2)        On-net refers to lines provided over our networks.
(3)        Off-net consists of telephone lines leased from third parties.

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2000               1999             CHANGE               %
                                              ------------       ------------       -----------          ----
OPERATING REVENUES                            $ 18,739,769       $ 15,238,254       $ 3,501,515          23.0%
                                              ------------       ------------       -----------          ----

OPERATING EXPENSES
  Cost of services                               7,386,982          6,215,058         1,171,924          18.9%
  Selling, operating, and administrative        12,342,584         10,710,493         1,632,091          15.2%
  Depreciation and amortization                 13,460,564          8,623,713         4,836,851          56.1%
                                              ------------       ------------       -----------          ----

                     Total                      33,190,130         25,549,264         7,640,866          29.9%
                                              ------------       ------------       -----------          ----
OPERATING LOSS                                 (14,450,361)       (10,311,010)       (4,139,351)         40.1%

OTHER INCOME AND EXPENSES                       (8,148,987)        (7,069,030)       (1,079,957)         15.3%
                                              ------------       ------------       -----------          ----
LOSS BEFORE INCOME TAX BENEFIT                 (22,599,348)       (17,380,040)       (5,219,308)         30.0%

INCOME TAX BENEFIT                               1,557,194          3,641,044        (2,083,850)         57.2%
                                              ------------       ------------       -----------          ----
NET LOSS                                      $(21,042,154)      $(13,738,996)      $(7,303,158)         53.2%
                                              ============       ============       ===========          ====

         Revenues. Operating revenues increased 23.0% from $15.2 million for the three months ended March 31, 1999, to $18.7 million for the three months ended March 31, 2000. Operating revenues from video services increased 16.7% from $8.4 million for the three months ended March 31, 1999 to $9.7 million for the same period in 2000. Operating revenues from voice services increased 18.5% from $6.5 million for the three months ended March 31, 1999 to $7.7 million for the same period in 2000. Operating revenue from data and other services increased 267% from $370,000 for the three months ended March 31, 1999 to $1.3 million for the same period in 2000, $1.2 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 117,214 at March 31, 1999 to 150,047 at March 31, 2000. The additional connections resulted primarily from the extension of our broadband networks in Montgomery, Columbus, Panama City, Augusta and Charleston.

         Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

         Expenses. Operating expenses, excluding depreciation and amortization, increased 16.6% from $16.9 million for the three months ended March 31, 1999, to $19.7 million for the three months ended March 31, 2000. Cost of services increased 18.9% from $6.2 million for the three months ended March 31, 1999, to $7.4 million for the three months ended March 31, 2000. Selling, operating and administrative expenses increased 15.2% from $10.7 million for the three months ended March 31, 1999, to $12.3 million for the three months ended March 31, 2000. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. On a per subscriber basis, our cost of services should remain relatively constant as we expand into new markets, but our selling, operations and administration expenses will increase. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

         Depreciation and amortization increased from $8.6 million for the three months ended March 31, 1999, to $13.5 million for the three months ended March 31, 2000. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; the purchase of buildings, computers and office equipment; and the costs of the reorganization of Knology, Inc. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

         Other Income and Expense. Interest income was $720,000 for the three months ended March 31, 1999, compared to $1.4 million for the same period in 2000. The increase primarily reflects the interest earned from the investment of $100.6 million in proceeds received in the Series B preferred stock offering completed in February 2000 and the $29.7 million loan provided by InterCall, Inc.


         Interest expense increased from $7.8 million for the three months ended March 31, 1999, to $9.5 million for the three months ended March 31, 2000. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $595,000 and $528,000 for the three months ended March 31, 1999 and 2000 respectively.


         Income Tax Benefit. The income tax benefit was $3.6 million for the three months ended March 31, 1999, compared to $1.6 million for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. With the completion of the spin-off of Knology, Inc. by ITC Holding, effective February 4, 2000, we no longer participate in the tax sharing agreement and therefore can not utilize our net tax losses. As a stand-alone entity after the spin-off, we will record a full valuation allowance against any net tax losses with no tax benefit being recorded.


         Net Loss Attributed to Common Stockholders. We incurred a net loss of $13.3 million for the three months ended March 31, 1999, compared to a net loss of $21.0 million for the three months ended March 31, 2000. We expect net losses to continue to increase as we continue to expand our business.



LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had net working capital of $124.8 million, compared to $15.7 million at December 31, 1999. The increase in working capital is principally due to the completion of funding for the private placement of our Series B preferred stock and the loan provided by InterCall, Inc.



         Operating activities used cash of $2.8 million and provided cash of $5.5 million for the three months ended March 31, 1999 and 2000, respectively. Net cash provided by operating activities in the 2000 period was primarily due to the $21.0 million net loss being offset by a $9.0 million increase in working capital, depreciation and amortization of $13.4 million and bond accretion on the Senior Discount Notes of $4.2 million. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

         -        depreciation and amortization;

         -        deferred income taxes;

         -        deferred investment tax credit;


         Investing activities used cash of $900,000 and $17.1 million for the three months ended March 31, 1999 and 2000, respectively. Investing activities in the 2000 period primarily consisted of $23.1 million of capital expenditures partially funded by $6.1 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of Senior Discount Notes that were invested in marketable securities.

         Financing activities used cash of $671,000 and provided cash of $130.1 million for the three months ended March 31, 1999 and 2000, respectively. Financing activities in the three months ended March 31, 2000 consisted of $100.6 million in proceeds from the private placement of Series B preferred stock and a $29.7 million loan from InterCall, Inc.

FUNDING TO DATE

         We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, Knology Broadband received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that restrict the ability of Knology Broadband to take certain actions. See "Description of Indebtedness." The proceeds from the units offering were used to fund capital expenditures, including the upgrade and expansion of our networks, and to fund operating losses.

         In connection with the 1997 units offering, Knology Broadband completed an equity private placement in which Knology Broadband issued approximately $32.2 million of preferred stock. A portion of the proceeds from this private placement were used to repay approximately $11.0 million in borrowings from SCANA Communications, Inc. and an additional $11.0 million of debt incurred by Knology Broadband to finance the purchase of its cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995.

         In November 1999, we completed an exchange in which we received the Knology Broadband warrants, issued in connection with the senior discount notes in 1997, in exchange for warrants to purchase shares of our Series A preferred stock.

         On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. This credit facility allows Knology Broadband to borrow up to five times the annualized consolidated adjusted cash flow of each of its subsidiaries, if such subsidiary's cash flow is positive. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of Knology Broadband. The credit facility contains a number of covenants limiting the ability of Knology Broadband and its subsidiaries to take certain actions. See "Description of Indebtedness."

         The maximum amount available under the credit facility as of March 31, 2000 was approximately $19 million, assuming compliance with all of the operating and financial covenants. As of March 31, 2000, that amount had been drawn against the credit facility.

         We obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million of these advances were provided to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 117/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC' stockholders on February 4, 2000.

         In February 2000, we issued to qualified investors in an equity private placement 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of approximately $100.6 million.

FUTURE FUNDING

         Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to require approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million for capital expenditures includes approximately $70 million related to the construction of networks in new and existing markets. The remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, and information systems.

         We expect that, with sufficient funds, the construction of our networks in our existing markets will be substantially completed during 2002. We will not have sufficient funds to complete this construction without additional financing. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our existing markets. This may cause us to violate our franchise agreements, which could adversely affect us or limit our growth within these markets.

         We plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $75 to $100 million per 100,000 homes. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. We expect to raise this capital through future private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we will not be able to expand to additional cities as planned. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised.

         In connection with our spin-off from ITC Holding, which was completed on February 7, 2000, we entered into a tax separation agreement with ITC Holding. In the agreement, we made representations and covenants that impose limitations on our future actions. We could be liable for up to $50 million to ITC Holding, under the tax separation agreement if we breach these representations and covenants. For example, we covenanted not to pursue any transaction that would be presumed to be part of a plan or series of related transactions which results in any cumulative 50% change of ownership within the four-year period beginning two years before the date of our spin-off from ITC Holding. Transactions that could involve a possible breach include an actual or constructive change of control, exceeding limits on the raising of equity capital or the use of our stock to acquire other companies. As a result, we may have to forego some growth opportunities that may occur during the two years subsequent to the spin-off, until February 7, 2002.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in trading market risk sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose us to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. We have entered into no forward or futures contracts, purchased no options and entered into no swaps.

         Our primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by First Union National Bank would affect the rate at which we could borrow funds under our credit facility.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 7, 2000 we completed a private placement of 21,180,131 shares of our Series B preferred stock to a small group of institutional investors and certain of our executive officers for approximately $100.6 million. The shares of Series B preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a public offering in which (1) the per share price to the public is at least $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange. The shares are convertible into shares of common stock on a one-to-one basis, subject to customary anti-dilution adjustments. The Series B preferred stockholders will vote with the common stockholders on an as converted basis. The Series B preferred shares will not bear a dividend. The Series B preferred shares have a liquidation preference of $4.75 per share to the common and Series A preferred shares.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of March 31, 2000, the holders of the Series B preferred stock elected, by written consent, James R. Matthews and Bret Pearlman to serve as their representatives on our board of directors. Mr. Matthews and Mr. Pearlman will serve until their successors have been elected and qualified.


ITEM 6.  EXHIBITS


Exhibit Number             Description of Exhibit
-------------              ----------------------
10.1   Stockholders Agreement dated February 7, 2000 among KNOLOGY, Inc., certain holders of the Series A preferred stock, the holders of the
       Series B preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference from Exhibit
       10.84 to KNOLOGY, Inc.'s Post-Effective Amendment No. 2 to Form S-1 (File
       No. 333-89179)).

27.1   Financial Data Schedule for the three months ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KNOLOGY, Inc.

          May 15, 2000              By: /s/ Rodger L. Johnson
                                        President and Chief Executive Officer