Form 10-Q
period 2000-06-30
KNOLOGY INC
filed 2000-08-11
CIK 1096788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                        COMMISSION FILE NUMBER: 333-89179

                                  KNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                58-2424258
                    --------                                ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                 KNOLOGY, Inc.
            1241 O.G. SKINNER DRIVE
               WEST POINT, GEORGIA                           31833
               -------------------                           -----
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

     As of July 31, 2000, we had 438,678 shares of common stock, 50,876,340 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock outstanding.

                         KNOLOGY, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                   PAGE

PART I       FINANCIAL INFORMATION


Item 1        FINANCIAL STATEMENTS...............................................    2
              Condensed Consolidated Balance Sheets..............................    2
              Condensed Consolidated Statements of Operations....................    3
              Condensed Consolidated Statement of Cash Flows.....................    4
              Notes to Condensed Consolidated Financial Statements...............    5
ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................    7
ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........   16

PART II       OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS..................................................   17
ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS..........................   17
ITEM 3        DEFAULTS UPON SENIOR SECURITIES....................................   17
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   17
ITEM 5        OTHER INFORMATION..................................................   17
ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K...................................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2000

                                                                             JUNE 20,                  DECEMBER 31,
                                                                               2000                       1999
                                                                           ------------               ------------
                                                                           (Unaudited)

                                  ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                            $ 93,239,355               $  7,818,462
      Marketable securities                                                          --                  6,069,461
      Affiliate receivable                                                   14,220,296                 18,244,232
      Accounts receivable, net                                                9,247,849                  9,037,451
      Prepaid expenses                                                        1,397,289                    796,708
                                                                           ------------               ------------
               Total current assets                                         118,104,789                 41,966,314

PROPERTY AND EQUIPMENT, net                                                 312,327,663                273,896,831

INVESTMENTS                                                                   7,949,992                  3,249,056

INTANGIBLE AND OTHER ASSETS, net                                             72,319,509                 81,063,813

OTHER                                                                           217,315                    157,796
                                                                           ------------               ------------
Total assets                                                               $510,919,268               $400,333,810
                                                                           ============               ============


               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                                    $     12,174               $     12,174
      Accounts payable                                                       20,504,382                 15,138,408
      Accounts payable - affiliate                                              270,464                    337,964
      Accrued liabilities                                                     7,154,742                  7,033,444
      Unearned revenue                                                        3,468,610                  3,779,841
                                                                           ------------               ------------
               Total current liabilities                                     31,410,372                 26,301,831

NONCURRENT LIABILITIES:
      Long-term notes payable                                                19,103,966                 19,110,520
      Bonds payable, net of discount                                        331,407,697                311,901,661
      Unamortized credits                                                       334,565                    370,373
                                                                           ------------               ------------
               Total non current liabilities                                350,846,228                331,382,554
                                                                           ------------               ------------
               Total liabilities                                            382,256,600                357,684,385

WARRANTS                                                                      4,726,065                  4,726,065

STOCKHOLDERS' (DEFICIT) EQUITY
      Convertible preferred stock                                               720,565                    480,355
      Common Stock                                                                4,387                         65
      Additional paid-in capital                                            247,910,474                117,066,988
      Accumulated deficit                                                  (124,698,823)               (79,593,349)
      Unrealized (loss) gain on marketable securities (Note 4)                       --                    (30,699)
                                                                           ------------               ------------
         Total stockholders' (deficit) equity                               123,936,603                 37,923,360
                                                                           ------------               ------------
         Total liabilities and stockholders' (deficit) equity              $510,919,268               $400,333,810
                                                                           ============               ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30,                                  JUNE 30,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------

OPERATING REVENUES                                  $ 20,253,893         $ 15,883,552         $ 38,993,662         $ 31,121,805
                                                    ------------         ------------         ------------         ------------

OPERATING EXPENSES:
      Cost of services                                 7,762,980            6,519,848           15,149,962           12,734,905
      Selling, operating, and administrative          14,089,930           11,896,796           26,432,514           22,607,289
      Depreciation and amortization                   14,398,048            9,232,331           27,858,612           17,856,044
                                                    ------------         ------------         ------------         ------------
                Total                                 36,250,958           27,648,975           69,441,088           53,198,238
                                                    ------------         ------------         ------------         ------------

OPERATING LOSS                                       (15,997,065)         (11,765,423)         (30,447,426)         (22,076,433)

OTHER INCOME AND EXPENSES:
      Interest income                                  1,725,443              386,464            3,122,774            1,108,661
      Interest expense                                (9,861,657)          (7,877,909)         (19,411,090)         (15,716,425)
      Other income (expense), net                         69,981               47,695               73,096               94,984
                                                    ------------         ------------         ------------         ------------
                Total                                 (8,066,233)          (7,443,750)         (16,215,220)         (14,512,780)
                                                    ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAX BENEFIT                       (24,063,298)         (19,209,173)         (46,662,646)         (36,589,213)

INCOME TAX BENEFIT                                            --            2,942,199            1,557,194            6,583,243
                                                    ------------         ------------         ------------         ------------

NET LOSS                                            $(24,063,298)        $(16,266,974)        $(45,105,452)        $(30,005,970)
                                                    ============         ============         ============         ============

NET LOSS PER SHARE:
      Basic and diluted                             $      (0.33)        $   (162,670)        $      (0.68)        $   (300,060)
                                                    ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   72,090,561                  100           66,677,971                  100
                                                    ============         ============         ============         ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                         2000                    1999
                                                                                    -------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $ (45,105,452)          $ (30,005,970)
       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
            Depreciation and amortization                                              27,858,612              17,856,044
            Gain on disposition of assets                                                  (2,874)                 (5,416)
            Amortization of bond discount                                               8,575,676               7,255,420
            Amortization of deferred investment tax credit                                (35,808)                (35,808)
            Changes in operating assets and liabilities:
                Accounts receivable                                                      (210,398)                (20,265)
                Accounts receivable - affiliate                                         4,023,936              (4,095,296)
                Prepaid expenses and other                                               (660,100)               (580,955)
                Accounts payable                                                        5,365,979              10,909,514
                Accrued liabilities and interest                                       11,051,636              (6,440,438)
                Unearned revenue                                                         (311,231)                298,265
                                                                                    -------------           -------------
                    Total adjustments                                                  55,655,428              25,141,065
                                                                                    -------------           -------------
                    Net cash provided by (used in) by operating activities             10,549,976              (4,864,905)
                                                                                    -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                       (57,500,207)            (47,655,118)
       Investments                                                                     (4,700,936)                 43,695
       Organizational and franchise cost expenditures, net                               (250,229)                     --
       Proceeds from sales of assets                                                      208,165                  54,361
       Proceeds from sales of marketable securities, net                                6,069,461              49,276,833
                                                                                    -------------           -------------
                Net cash (used in) provided by investing activities                   (56,173,746)              1,719,771
                                                                                    -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from affiliates                                                           (67,500)               (765,384)
       Proceeds from private placement, net                                           131,118,717                      --
       Expenditures related to issuance of debt                                                --                 (51,531)
       Principal payments on debt                                                          (6,554)                 (2,494)
                                                                                    -------------           -------------
                Net cash provided by (used in) financing activities                   131,044,663                (819,409)
                                                                                    -------------           -------------

NET INCREASE (DECREASE) IN CASH                                                        85,420,893              (3,964,543)

CASH AT BEGINNING OF PERIOD                                                             7,818,462               5,158,674
                                                                                    -------------           -------------

CASH AT END OF PERIOD                                                               $  93,239,355           $   1,194,131
                                                                                    =============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                            $     494,463           $       7,124

                         KNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF BUSINESS

                  KNOLOGY Inc. (the "Company") offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and other services including broadband carrier services ("BCS"), using high capacity hybrid fiber/coaxial networks that are two-way interactive ("interactive broadband networks"). We own, operate and manage interactive broadband networks in six metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina. We also provide local telephone services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. We plan to expand to additional cities in the southeastern United States.

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

2.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  On February 7, 2000 the Company issued, in a private placement, 21,180,131 shares of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for proceeds of approximately $100.6 million. The Series B preferred stock is convertible at any time at the option of the holder into common stock at a $4.75 conversion price and will automatically convert into common stock upon the consummation of a qualified initial public offering of not less than $50 million. The Series B preferred stockholders vote with the common stockholders on an as converted basis. The Series B preferred shares do not bear a special dividend. The Series B preferred shares have a liquidation preference of $4.75 per share to the common and Series A preferred shares.

5.       SEGMENT INFORMATION

                  Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

                  The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, and high-speed Internet access, which the Company refers to as video, voice, and data services. We also provide other services including BCS, which includes local transport services such as local Internet transport, special access, local private line, and local loop services.

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

         Revenues by broadband communications service are as follows:

                                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------

Video ......................................        $ 10,521,580         $  8,656,053         $ 20,614,509         $ 17,050,816
Voice ......................................           8,311,577            6,563,498           15,984,601           13,038,443
Data and Other .............................           1,420,736              664,001            2,394,552            1,032,546
                                                    ------------         ------------         ------------         ------------
Consolidated Revenues ......................        $ 20,253,893         $ 15,883,552         $ 38,993,662         $ 31,121,805
                                                    ============         ============         ============         ============

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

         The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

         We have incurred net losses in each quarter since our inception, and as of June 30, 2000, the accumulated deficit had reached approximately $125 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

- Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 51.9% and 52.9% of our consolidated revenues for the three and six months ended June 30, 2000 compared to 54.5% and 54.8% for the three and six months ended June 30, 1999.

- Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 41.0% and 41.0% of our consolidated revenues for the three and six months ended June 30, 2000 compared to 41.3% and 41.9% for the three and six months ended June 30, 1999.

- Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 7.0% and 6.1% of our consolidated revenues for the three and six months ended June 30, 2000 compared to 4.2% and 3.3% for the three and six months ended June 30, 1999.

Our operating expenses include cost of services, selling, operations and administrative and depreciation and amortization.

Cost of services include:

- Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 42.7% and 42.4% for the three and six months ended June 30, 2000 compared to 42.3% and 43.0% for the three and six months ended June 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

- Voice and data services. Cost of services related to our voice and data services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2000 and 1999.

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       2000              1999
                                                                      ------            ------

Operating revenues:
    Video ..................................................              52%               55%
    Voice ..................................................              41                41
    Data and other .........................................               7                 4
                                                                      ------            ------
       Total ...............................................             100               100
Operating expenses:
    Cost of services .......................................              38                41
    Selling, operating and administrative ..................              70                75
    Depreciation and amortization ..........................              71                58
                                                                      ------            ------
       Total ...............................................             179               174
                                                                      ------            ------
Operating loss .............................................             (79)              (74)
Other income and expenses, net .............................             (40)              (47)
                                                                      ------            ------
Loss before income tax benefit .............................            (119)             (121)
Income tax benefit .........................................               0                19
                                                                      ------            ------
       Net loss attributable to common stockholders ........            (119)%            (102)%
                                                                      ======            ======

         The following table sets forth certain operating and financial data for the periods ended June 30, 2000 and 1999:

                                                 AS OF JUNE 30,
                                               2000         1999        CHANGE          %
                                              -------      -------      -------      -------

MARKETABLE HOMES PASSED ................      335,978      276,011       59,967         21.7%
CONNECTIONS (1)
   Video ...............................       96,781       85,146       11,635         13.7%
                                              -------      -------      -------      -------
   Voice
       On Net (2) ......................       46,175       28,393       17,782         62.6%
       Off Net (3) .....................        7,635        7,602           33          0.4%
                                              -------      -------      -------      -------
             ...........................       53,810       35,995       17,815         49.5%
   Data ................................        9,675        2,633        7,042        267.5%
                                              -------      -------      -------      -------
       Total ...........................      160,266      123,774       36,492         29.5%
                                              =======      =======      =======      =======

(1) Connections represent revenue-generating connections. For video and data, connections represent the number of customers subscribing to the service. For voice, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.
(2)      Onnet refers to lines provided over our networks.
(3)      Offnet consists of telephone lines leased from third parties.

                                                                THREE MONTHS ENDED
                                                                     JUNE  30,
                                                               2000             1999          CHANGE              %
                                                           ------------     ------------     -----------     -----------

OPERATING REVENUES:
   Video ..............................................    $ 10,521,580     $  8,656,053     $ 1,865,527            21.6%
   Voice ..............................................       8,311,577        6,563,498       1,748,079            26.6%
   Data and other .....................................       1,420,736          664,001         756,735           114.0%
                                                           ------------     ------------     -----------     -----------
         Total ........................................      20,253,893       15,883,552       4,370,341            27.5%
OPERATING EXPENSES:
   Cost of services ...................................       7,762,980        6,519,848       1,243,132            19.1%
   Selling, operating, and administrative .............      14,089,930       11,896,796       2,193,134            18.4%
   Depreciation and amortization ......................      14,398,048        9,232,331       5,165,717            56.0%
                                                           ------------     ------------     -----------     -----------
         Total ........................................      36,250,958       27,648,975       8,601,983            31.1%
                                                           ------------     ------------     -----------     -----------
OPERATING LOSS ........................................     (15,997,065)     (11,765,423)     (4,231,642)           36.0%
OTHER INCOME AND EXPENSES, NET ........................      (8,066,233)      (7,443,750)       (622,483)            8.4%
LOSS BEFORE INCOME TAX BENEFIT ........................     (24,063,298)     (19,209,173)     (4,854,125)           25.3%
INCOME TAX BENEFIT ....................................              --        2,942,199      (2,942,199)          100.0%
                                                           ------------     ------------     -----------     -----------
NET LOSS ..............................................    $(24,063,298)    $(16,266,974)    $(7,796,324)           47.9%
                                                           ============     ============     ===========     ===========


         Revenues. Operating revenues increased 27.5% from $15.9 million for the three months ended June 30, 1999, to $20.3 million for the three months ended June 30, 2000. Operating revenues from video services increased 21.6% from $8.7 million for the three months ended June 30, 1999 to $10.5 million for the same period in 2000. Operating revenues from voice services increased 26.6% from $6.6 million for the three months ended June 30, 1999 to $8.3 million for the same period in 2000. Operating revenue from data and other services increased 114% from $664,000 for the three months ended June 30, 1999 to $1.4 million for the same period in 2000, $1.2 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to a 29.5% increase in the number of connections, from 123,774 at June 30, 1999 to 160,266 at June 30, 2000. The additional connections resulted primarily from the extension and/or upgrade of our broadband networks in Augusta, Charleston, Columbus, Huntsville, Montgomery, and Panama City.

         Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

         Expenses. Operating expenses, excluding depreciation and amortization, increased 17.4% from $18.4 million for the three months ended June 30, 1999, to $21.9 million for the three months ended June 30, 2000. Cost of services increased 19.1% from $6.5 million for the three months ended June 30, 1999, to $7.8 million for the three months ended June 30, 2000. Selling, operating and administrative expenses increased 18.4% from $11.9 million for the three months ended June 30, 1999, to $14.1 million for the three months ended June 30, 2000. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. On a per subscriber basis, our cost of services should remain relatively constant as we expand into new markets, but our selling, operations and administration expenses will increase. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

         Depreciation and amortization increased from $9.2 million for the three months ended June 30, 1999, to $14.4 million for the three months ended June 30, 2000. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; the purchase of buildings, computers and office equipment; and the costs of the reorganization of Knology, Inc. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

         Other Income and Expense. Interest income was $386,000 for the three months ended June 30, 1999, compared to $1.7 million for the same period in 2000. The increase primarily reflects the interest earned from the short-term investment of certain proceeds of the $100.6 million received in the Series B preferred stock offering completed in February 2000 and the $29.7 million loan provided by InterCall, Inc.

         Interest expense increased from $7.9 million for the three months ended June 30, 1999, to $9.9 million for the three months ended June 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $945,000 and $536,000 for the three months ended June 30, 1999 and 2000 respectively.

         Income Tax Benefit. The income tax benefit was $2.9 million for the three months ended June 30, 1999, with no tax benefit for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. With the completion of the spinoff of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement and therefore can not utilize our net tax losses. As a standalone entity after the spinoff, we record a full valuation allowance against any net tax losses with no tax benefit being recorded.

         Net Loss Attributed to Common Stockholders. We incurred a net loss of $16.3 million for the three months ended June 30, 1999, compared to a net loss of $24.1 million for the three months ended June 30, 2000. We expect net losses to continue to increase as we continue to expand our business.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2000 and 1999.

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     2000       1999
                                                                     -----      -----

Operating revenues:
    Video .......................................................       53%        55%
    Voice .......................................................       41         42
    Data and other ..............................................        6          3
                                                                     -----      -----
       Total ....................................................      100        100
Operating expenses:
    Cost of services ............................................       39         41
    Selling, operating and administrative .......................       68         73
    Depreciation and amortization ...............................       71         57
                                                                     -----      -----
       Total ....................................................      178        171
                                                                     -----      -----
Operating loss ..................................................      (78)       (71)
Other income and expenses, net ..................................      (42)       (47)
                                                                     -----      -----
Loss before income tax benefit ..................................     (120)      (118)
Income tax benefit ..............................................        4         21
                                                                     -----      -----
       Net loss attributable to common stockholders .............     (116)%      (97)%
                                                                     =====      =====

         The following table sets forth certain operating and financial data for the periods ended June 30, 2000 and 1999:

                                            AS OF JUNE 30,
                                          2000         1999        CHANGE         %
                                         -------      -------      ------      ------

MARKETABLE HOMES PASSED ...........      335,978      276,011      59,967        21.7%
CONNECTIONS (1)
   Video ..........................       96,781       85,146      11,635        13.7%
                                         -------      -------      ------      ------
   Voice
       On Net (2) .................       46,175       28,393      17,782        62.6%
       Off Net (3) ................        7,635        7,602          33         0.4%
                                         -------      -------      ------      ------
           ........................       53,810       35,995      17,815        49.5%
   Data ...........................        9,675        2,633       7,042       267.5%
                                         -------      -------      ------      ------
       Total ......................      160,266      123,774      36,492        29.5%
                                         =======      =======      ======      ======

(1) Connections represent revenue-generating connections. For video and data, connections represent the number of customers subscribing to the service. For voice, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.
(2)      Onnet refers to lines provided over our networks.
(3)      Offnet consists of telephone lines leased from third parties.

                                                 SIX MONTHS ENDED
                                                    JUNE  30,
                                             2000              1999              CHANGE              %
                                         ------------       ------------       ------------       --------

OPERATING REVENUES:
   Video ..........................      $ 20,614,509       $ 17,050,816       $  3,563,693           20.9%
   Voice ..........................        15,984,601         13,038,443          2,946,158           22.6%
   Data and other .................         2,394,552          1,032,546          1,362,006          131.9%
                                         ------------       ------------       ------------       --------
         Total ....................        38,993,662         31,121,805          7,871,857           25.3%
OPERATING EXPENSES:
   Cost of services ...............        15,149,962         12,734,905          2,415,057           19.0%
   Selling, operating, and administrative  26,432,514         22,607,289          3,825,225           16.9%
   Depreciation and amortization ..        27,858,612         17,856,044         10,002,568           56.0%
                                         ------------       ------------       ------------       --------
         Total ....................        69,441,088         53,198,238         16,242,850           30.5%
                                         ------------       ------------       ------------       --------
OPERATING LOSS ....................       (30,447,426)       (22,076,433)        (8,370,993)          37.9%
OTHER INCOME AND EXPENSES, NET ....       (16,215,220)       (14,512,780)        (1,702,440)          11.7%
LOSS BEFORE INCOME TAX BENEFIT ....       (46,662,646)       (36,589,213)       (10,073,433)          27.5%
INCOME TAX BENEFIT ................         1,557,194          6,583,243         (5,026,049)          76.3%
                                         ------------       ------------       ------------       --------
NET LOSS ..........................      $(45,105,452)      $(30,005,970)      $(15,099,482)          50.3%
                                         ============       ============       ============       ========


         Revenues. Operating revenues increased 25.3% from $31.1 million for the six months ended June 30, 1999, to $39.0 million for the six months ended June 30, 2000. Operating revenues from video services increased 20.9% from $17.1 million for the six months ended June 30, 1999 to $20.6 million for the same period in 2000. Operating revenues from voice services increased 22.6% from $13.0 million for the six months ended June 30, 1999 to $16.0 million for the same period in 2000. Operating revenue from data and other services increased 132% from $1.0 million for the six months ended June 30, 1999 to $2.4 million for the same period in 2000, $2.3 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 123,774 at June 30, 1999 to 160,266 at June 30, 2000. The additional connections resulted primarily from the extension of our broadband networks in Montgomery, Columbus, Panama City, Augusta and Charleston.

         Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

         Expenses. Operating expenses, excluding depreciation and amortization, increased 16.6 % from $35.7 million for the six months ended June 30, 1999, to $41.6 million for the six months ended June 30, 2000. Cost of services increased 19.0% from $12.7 million for the six months ended June 30, 1999, to $15.1 million for the six months ended June 30, 2000. Selling, operating and administrative expenses increased 16.9% from $22.6 million for the six months ended June 30, 1999, to $26.4 million for the six months ended June 30, 2000. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. On a per subscriber basis, our cost of services should remain relatively constant as we expand into new markets, but our selling, operations and administration expenses will increase. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

         Depreciation and amortization increased from $17.9 million for the six months ended June 30, 1999, to $27.9 million for the six months ended June 30, 2000. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; the purchase of buildings, computers and office equipment; and the costs of the reorganization of Knology, Inc. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

         Other Income and Expense. Interest income was $1.1 million for the six months ended June 30, 1999, compared to $3.1 million for the same period in 2000. The increase primarily reflects the interest earned from the short-term investment of certain proceeds of the $100.6 million received in the Series B preferred stock offering completed in February 2000 and the $29.7 million loan provided by InterCall, Inc.

         Interest expense increased from $15.6 million for the six months ended June 30, 1999, to $19.4 million for the six months ended June 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $1.5 million and $1.1 million for the six months ended June 30, 1999 and 2000 respectively.

         Income Tax Benefit. The income tax benefit was $6.6 million for the six months ended June 30, 1999, compared to $1.6 million for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. With the completion of the spinoff of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement and therefore can not utilize our net tax losses. As a standalone entity after the spinoff, we record a full valuation allowance against any net tax losses with no tax benefit being recorded.

         Net Loss Attributed to Common Stockholders. We incurred a net loss of $30.0 million for the six months ended June 30, 1999, compared to a net loss of $45.1 million for the six months ended June 30, 2000. We expect net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had net working capital of $86.7 million, compared to $15.7 million at December 31, 1999. The increase in working capital is principally due to the completion of funding for the private placement of our Series B preferred stock and the loan, which was subsequently converted to equity, provided by InterCall, Inc.

         Operating activities used cash of $4.9 million and provided cash of $10.5 million for the six months ended June 30, 1999 and 2000, respectively. Net cash provided by operating activities in the 2000 period was primarily due to the $45.1 million net loss being offset by a $19.2 million increase in working capital, depreciation and amortization of $27.9 million and bond accretion on the 11 7/8% senior discount notes of $8.6 million. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for noncash transactions including:

         -        depreciation and amortization;

         -        amortization of deferred investment tax credit;

         Investing activities provided cash of $1.7 and used cash of $56.2 million for the six months ended June 30, 1999 and 2000, respectively. Investing activities in the 2000 period primarily consisted of $57.5 million of capital expenditures and a $4.7 million investment in ClearSource, Inc., partially funded by $6.1 million in proceeds from the sale of shortterm investments. The shortterm investments sold represent a portion of the proceeds received from the October 22, 1997 offering of 11 7/8 senior discount notes that were invested in marketable securities.

         Financing activities used cash of $819,000 and provided cash of $131.0 million for the six months ended June 30, 1999 and 2000, respectively. Financing activities in the six months ended June 30, 2000 consisted of $100.6 million in proceeds from the private placement of Series B preferred stock and a $29.7 million loan from InterCall, Inc.

FUNDING TO DATE

         We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, Knology Broadband received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that restrict the ability of Knology Broadband to take certain actions, including the ability to:

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

         On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. This credit facility allows Knology Broadband to borrow up to five times the annualized consolidated adjusted cash flow of each of its subsidiaries, if such subsidiary's cash flow is positive. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of Knology Broadband. The credit facility contains a number of covenants limiting the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to:

                  -        incur indebtedness;
                  -        pay dividends;
                  -        make distributions or stock repurchases;
                  -        make investments;
                  -        engage in transactions with affiliates;
                  -        create liens;
                  -        sell assets; and
                  -        engage in mergers and acquisitions.

         The maximum amount available under the credit facility as of June 30 2000 was approximately $19 million, assuming compliance with all of the operating and financial covenants. As of June 30 2000, $19 million had been drawn against the credit facility. The company plans to refinance the credit facility but there can be no assurances that it will be able to do so on favorable terms

         We obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million of these advances were provided to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC' stockholders on February 4, 2000.

         In February 2000, we issued to qualified investors in an equity private placement 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of approximately $100.6 million.

FUTURE FUNDING

         Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to require approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million for capital expenditures includes approximately $70 million related to the construction of networks in new and existing markets. The remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, and information systems. Through June 30, 2000 we have invested $58 million of the expected $131 million in capital expenditures.

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

         We plan to expand to additional cities in the southeastern United States. We have recently received franchises to build networks in Knoxville and Nashville, Tennessee. We have begun construction of our network in Knoxville and have begun planning the construction of our network in Nashville. We estimate the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $75 to $100 million per 100,000 homes. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. We expect to raise this capital through future private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we will not be able to expand to additional cities as planned. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised.

         In connection with our spinoff from ITC Holding, which was completed on February 7, 2000, we entered into a tax separation agreement with ITC Holding. In the agreement, we made representations and covenants that impose limitations on our future actions. We could be liable for up to $50 million to ITC Holding, under the tax separation agreement if we breach these representations and covenants. For example, we covenanted not to pursue any transaction that would be presumed to be part of a plan or series of related transactions which results in any cumulative 50% change of ownership within the four-year period beginning two years before the date of our spinoff from ITC Holding. Transactions that could involve a possible breach include an actual or constructive change of control, exceeding limits on the raising of equity capital or the use of our stock to acquire other companies. As a result, we may have to forego some growth opportunities that may occur during the two years subsequent to the spinoff, until February 7, 2002.


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

ITEM 1. Legal Proceedings

         None

ITEM 2. Changes in Securities and Use of Proceeds

         On February 7, 2000 we completed a private placement of 21,180,131 shares of our Series B preferred stock to a small group of institutional investors and certain of our executive officers for approximately $100.6 million. The shares of Series B preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a public offering in which (1) the per share price to the public is at least $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange. The shares are convertible into shares of common stock on a onetoone basis, subject to customary antidilution adjustments. The Series B preferred stockholders will vote with the common stockholders on an as converted basis. The Series B preferred shares will not bear a dividend. The Series B preferred shares have a liquidation preference of $4.75 per share to the common and Series A preferred shares.

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

ITEM 3. Default upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     (A) EXHIBITS

     EXHIBIT NUMBER                           DESCRIPTION OF EXHIBIT
     --------------                           ----------------------

     27.1                       Financial Data Schedule for the three months ended June 30, 2000 (for SEC use only).

     (B) REPORTS ON FORM 8-K

     The company did not file any reports on form 8-K during the quarterly period ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KNOLOGY, Inc.

August 11, 2000             By: /s/ RODGER L. JOHNSON
                                -----------------------------------------
                                President and Chief Executive Officer


                            KNOLOGY, Inc.

August 11, 2000             By: /s/ ROBERT K. MILLS
                                -----------------------------------------
                                Chief Financial Officer
                                (Principal Financial Officer)