Form 10-Q
period 2000-09-30
KNOLOGY INC
filed 2000-11-14
CIK 1096788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                        COMMISSION FILE NUMBER: 333-89179

                                  KNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          58-2424258
   -------------------------------                         ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

           KNOLOGY, Inc.
      1241 O.G. SKINNER DRIVE
        WEST POINT, GEORGIA                                       31833
 ----------------------------------------                       ---------
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

         As of October 31, 2000, we had 443,301 shares of common stock, 50,912,155 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock outstanding.

                         KNOLOGY, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                               PAGE
                    PART I       FINANCIAL INFORMATION

                    Item 1         FINANCIAL STATEMENTS....................................................      2
                                   Condensed Consolidated Balance Sheets...................................      2
                                   Condensed Consolidated Statements of Operations.........................      3
                                   Condensed Consolidated Statement of Cash Flows..........................      4
                                   Notes to Condensed Consolidated Financial Statements....................      5
                    ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS.....................................      6
                    ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............     15

                    PART II        OTHER INFORMATION

                    ITEM 1         LEGAL PROCEEDINGS.......................................................     15
                    ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS...............................     15
                    ITEM 3         DEFAULTS UPON SENIOR SECURITIES.........................................     15
                    ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................     15
                    ITEM 5         OTHER INFORMATION.......................................................     15
                    ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K........................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KNOLOGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2000

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                  2000               1999
                                                                             -------------       -------------
                                                                              (Unaudited)
                                            ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                             $  46,276,840       $   7,818,462
       Marketable securities                                                            --           6,069,461
       Affiliate receivable                                                     14,425,437          18,244,232
       Accounts receivable, net                                                 10,392,083           9,037,451
       Prepaid expenses                                                          1,097,357             796,708
                                                                             -------------       -------------
                   Total current assets                                         72,191,717          41,966,314

PROPERTY AND EQUIPMENT, net                                                    341,535,915         273,896,831

INVESTMENTS                                                                     10,976,678           3,249,056

INTANGIBLE AND OTHER ASSETS, net                                                68,345,173          81,063,813

OTHER                                                                              315,405             157,796
                                                                             -------------       -------------
Total assets                                                                 $ 493,364,888       $ 400,333,810
                                                                             =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt                                     $   3,547,424       $      12,174
       Accounts payable                                                         19,461,837          15,138,408
       Accounts payable - affiliate                                                     --             337,964
       Accrued liabilities                                                       7,690,030           7,033,444
       Unearned revenue                                                          4,156,249           3,779,841
                                                                             -------------       -------------
                   Total current liabilities                                    34,855,540          26,301,831

NONCURRENT LIABILITIES:
       Long-term notes payable                                                  15,565,316          19,110,520
       Bonds payable, net of discount                                          341,533,372         311,901,661
       Unamortized credits                                                         316,661             370,373
                                                                             -------------       -------------
                   Total non-current liabilities                               357,415,349         331,382,554

                   Total liabilities                                           392,270,889         357,684,385

WARRANTS                                                                         4,726,065           4,726,065

STOCKHOLDERS' EQUITY
       Convertible preferred stock                                                 720,647             480,355
       Common Stock                                                                  4,390                  65
       Additional paid-in capital                                              247,641,871         117,066,988
       Accumulated deficit                                                    (151,998,974)        (79,593,349)
       Unrealized loss on marketable securities (Note 4)                                --             (30,699)
                                                                             -------------       -------------
                   Total stockholders' equity                                   96,367,934          37,923,360
                                                                             -------------       -------------
                   Total liabilities and stockholders' (deficit) equity      $ 493,364,888       $ 400,333,810
                                                                             =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                        2000              1999               2000                1999
                                                   ------------       ------------       -------------       ------------
OPERATING REVENUES                                 $ 20,885,312       $ 17,702,423       $  59,878,974       $ 48,824,228
                                                   ------------       ------------       -------------       ------------

OPERATING EXPENSES:
       Cost of services                               7,926,626          5,838,814          23,076,588         18,573,719
       Selling, operating, and administrative        15,679,472         13,152,827          42,111,986         35,760,116
       Depreciation and amortization                 15,726,850         11,670,314          43,585,462         29,526,358
                                                   ------------       ------------       -------------       ------------
                   Total                             39,332,948         30,661,955         108,774,036         83,860,193
                                                   ------------       ------------       -------------       ------------

OPERATING LOSS                                      (18,447,636)       (12,959,532)        (48,895,062)       (35,035,965)

OTHER INCOME AND EXPENSES:
       Interest income                                1,160,112            142,530           4,282,886          1,251,191
       Interest expense                             (10,011,500)        (8,676,864)        (29,422,590)       (24,393,289)
       Other income (expense), net                       (1,131)            79,138              71,965            174,122
                                                   ------------       ------------       -------------       ------------
                   Total                             (8,852,519)        (8,455,196)        (25,067,739)       (22,967,976)
                                                   ------------       ------------       -------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                      (27,300,155)       (21,414,728)        (73,962,801)       (58,003,941)

MINORITY INTEREST                                            --          3,267,653                              3,267,653
INCOME TAX BENEFIT                                           --          4,428,468           1,557,194         11,011,711
                                                   ------------       ------------       -------------       ------------

NET LOSS                                           $(27,300,155)      $(13,718,607)      $ (72,405,607)      $(43,724,577)
                                                   ============       ============       =============       ============

NET LOSS PER SHARE:
       Basic and diluted                           $      (0.38)      $   (137,186)      $       (1.05)      $   (437,246)
                                                   ============       ============       =============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  72,507,950                100          68,642,609                100
                                                   ============       ============       =============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2000               1999
                                                                                   -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                   $ (72,405,607)      $(43,724,577)
        Adjustments to reconcile net loss to net cash
           provided (used in) by operating activities:
              Depreciation and amortization                                           43,585,462         29,526,358
              Gain on disposition of assets                                               (2,173)            (7,809)
              Amortization of bond discount                                           13,022,675         11,665,498
              Amortization of deferred investment tax credit                             (53,712)           (53,712)
              Minority interest in net loss of subsidiary                                     --         (3,267,653)
              Changes in operating assets and liabilities:
                   Accounts receivable                                                (1,354,632)        (2,751,415)
                   Accounts receivable - affiliate                                     3,818,795                 --
                   Prepaid expenses and other                                           (458,258)          (708,813)
                   Accounts payable                                                    4,323,425          7,271,678
                   Accrued liabilities and interest                                   17,265,622         (1,380,524)
                   Unearned revenue                                                      376,408            361,836
                                                                                   -------------       ------------
                       Total adjustments                                              80,523,612         40,655,444
                                                                                   -------------       ------------
                       Net cash provided by (used in) by operating activities          8,118,005         (3,069,133)
                                                                                   -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures, net of retirements                                     (97,953,805)       (64,290,709)
        Investments                                                                   (7,727,622)          (993,527)
        Organizational and franchise cost expenditures, net                             (732,281)                --
        Proceeds from sales of assets                                                    220,857             74,632
        Proceeds from sales of marketable securities, net                              6,069,461         66,231,397
                                                                                   -------------       ------------
                   Net cash (used in) provided by investing activities              (100,123,390)         1,021,793
                                                                                   -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from credit facility                                                         --         19,000,000
        Repayments to affiliates                                                        (337,964)          (854,352)
        Proceeds from private placement, net                                         130,850,199                 --
        Expenditures related to issuance of debt                                         (38,518)           (51,531)
        Principal payments on debt                                                        (9,954)            (5,574)
                                                                                   -------------       ------------
                   Net cash provided by financing activities                         130,463,763         18,088,543
                                                                                   -------------       ------------

NET INCREASE IN CASH                                                                  38,458,378         16,041,203

CASH AT BEGINNING OF PERIOD                                                            7,818,462          5,158,774
                                                                                   -------------       ------------

CASH AT END OF PERIOD                                                              $  46,276,840       $ 21,199,977
                                                                                   =============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during the period for interest                                   $   1,409,527       $    132,675
        Cash received during period for income taxes                               $   5,289,521       $ 10,010,352

                         KNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.     ORGANIZATION AND NATURE OF BUSINESS

           KNOLOGY Inc. (the "Company") offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and other services including broadband carrier services, using high capacity hybrid fiber/coaxial networks that are two-way interactive. We own, operate and manage interactive broadband networks in six metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina. We also provide local telephone services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. We plan to expand to additional cities in the southeastern United States.

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

2.     BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

           Certain amounts included in the 1999 financial statements have been reclassified to conform to the 2000 financial statements.


3.     NET LOSS PER SHARE

           In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. The Company's other potentially dilutive securities, including stock options and stock warrants, are not included in the computation of diluted net loss per share as their effect is antidilutive.

4.     EQUITY TRANSACTIONS

           In February 2000, ITC Holding Company, Inc., in connection with a reorganization of certain of its businesses, distributed to its option holders options to purchase 6,258,036 shares of our Series A preferred stock, and distributed to its shareholders all of its 43,211,531 shares of our Series A preferred stock. As a result of this distribution, we are no longer a subsidiary of ITC Holding. The Series A preferred stock is convertible at any time at the option of the holder into common stock at a $4.75 conversion price and will automatically convert into common stock upon the completion of a public offering in which (1) the per share price to the public is at least $6.00, (2) the gross proceeds to the Company are at least $50 million, and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange.

           On February 7, 2000 the Company issued, in a private placement, 21,180,131 shares of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for proceeds of approximately $100.6 million. The Series B preferred stock is convertible at any time at the option of the holder into common stock at a $4.75 conversion price and will automatically convert into common stock upon the completion of a public offering in which (1) the per share price to the public is at least $6.00, (2) the gross proceeds to the Company are at least $50 million, and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange. The Series B preferred stockholders vote with the common stockholders on an as converted basis. The Series B preferred shares do not bear a special dividend. The Series B preferred shares have a liquidation preference of $4.75 per share to the common and Series A preferred shares.

5.     SEGMENT INFORMATION

           Effective January 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

           The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, and high-speed Internet access, which the Company refers to as video, voice, and data services. We also provide other services including broadband carrier services, which includes local transport services such as local Internet transport, special access, local private line, and local loop services.

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

       Revenues by broadband communications service are as follows:

                                       THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                          2000                   1999                  2000                   1999
                                      -----------            -----------           -----------            -----------
        Video................         $10,360,460            $ 8,902,908           $30,974,969            $25,953,724
        Voice................           8,973,091              7,948,973            24,957,692             20,987,416
        Data and Other.......           1,551,761                850,542             3,946,313              1,883,088
                                      -----------            -----------           -----------            -----------
        Consolidated Revenues         $20,885,312            $17,702,423           $59,878,974            $48,824,228
                                      ===========            ===========           ===========            ===========

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

NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

       The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

         -        a note in the principal amount of $9.6 million; and

         - its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.6 million in cash to purchase the additional ClearSource shares; and

-        the holders of the remaining 15% interest in Knology Broadband.
         exchanged that interest for shares of Knology, Inc. and the holders of outstanding warrants to purchase Knology Broadband preferred stock exchanged those warrants for warrants to purchase preferred stock of Knology, Inc.

       As a result of the reorganization, ITC Holding held a 90% interest in us, which it distributed to its stockholders on February 7, 2000. The reorganization was accounted for in a manner similar to a pooling of interest for the telephone operations group.

       In January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned us approximately $29.7 million to fund capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase our Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holdings' option holders on February 4, 2000.

REVENUES AND EXPENSES

       We have been expanding our networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing systems and into new markets.

       We have incurred net losses in each quarter since our inception, and as of September 30, 2000, the accumulated deficit had reached approximately $152.0 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

       We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

- Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 49.6% and 51.7% of our consolidated revenues for the three and nine months ended September 30, 2000 compared to 50.3% and 53.2% for the three and nine months ended September 30, 1999.

- Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 43.0% and 41.7% of our consolidated revenues for the three and nine months ended September 30, 2000 compared to 44.9% and 43.0% for the three and nine months ended September 30, 1999.

- Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 7.4% and 6.6% of our consolidated revenues for the three and nine months ended September 30, 2000 compared to 4.8% and 3.9% for the three and nine months ended September 30, 1999.

Our operating expenses include cost of services, selling, operations and administrative and depreciation and amortization.

Cost of services include:

- Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 45.4% and 43.4% for the three and nine months ended September 30, 2000 compared to 42.4% and 42.8% for the three and nine months ended September 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

- Voice and data services. Cost of services related to our voice and data services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

Selling, operations and administrative expenses include:

- Sales and marketing costs. Sales and marketing costs include the cost of sales and marketing personnel, and advertising and promotional expenses.

- Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance activity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2000 and 1999.

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               2000             1999
                                                                              ------           -----
                         Operating revenues:
                             Video...................................            50%              50%
                             Voice...................................            43               45
                             Data and other..........................             7                5
                                                                               ----             ----
                                Total................................           100              100
                         Operating expenses:
                             Cost of services........................            38               33
                             Selling, operating and administrative...            75               74
                             Depreciation and amortization...........            75               66
                                                                               ----             ----
                                Total................................           188              173
                                                                               ----             ----
                         Operating loss..............................           (88)             (73)
                         Other income and expenses, net..............           (42)             (48)
                                                                               ----             ----
                         Loss before income tax benefit..............          (130)            (121)
                         Minority interest...........................             0               19
                         Income tax benefit..........................             0               25
                                                                               ----             ----
                                Net loss attributable to common
                                 stockholders........................          (130)%            (77)%
                                                                               ====             ====

       The following table sets forth certain operating and financial data for the periods ended September 30, 2000 and 1999:

                                                             AS OF SEPTEMBER 30,
                                                               2000        1999       CHANGE        %
                                                             -------     -------      ------      -----
                        MARKETABLE HOMES PASSED........      359,739     287,901      71,838       25.0%
                        CONNECTIONS (1)
                           Video.......................       99,565      87,609      11,956       13.6%
                                                             -------     -------      ------      -----
                           Voice
                               On Net (2)..............       51,591      31,760      19,831       62.4%
                               Off Net (3).............        7,224       7,813        (589)      (7.5)%
                                                             -------     -------      ------      ------
                                                              58,815      39,573      19,242       48.6%
                           Data........................       12,473       3,718       8,755      235.5%
                                                             -------     -------       -----      -----
                               Total...................      170,853     130,900      39,953       30.5%
                                                             =======     =======      ======      =====

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

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2000            1999            CHANGE         %
                                                        ------------    ------------    ------------     -----
            OPERATING REVENUES:
               Video..............................      $ 10,360,460    $  8,902,908    $  1,457,552      16.4%
               Voice..............................         8,973,091       7,948,973       1,024,118      12.9%
               Data and other.....................         1,551,761         850,542         701,219      82.4%
                                                        ------------    ------------    ------------      ----
                     Total........................        20,885,312      17,702,423       3,182,889      18.0%
            OPERATING EXPENSES:
               Cost of services...................         7,926,626       5,838,814       2,087,812      35.8%
               Selling, operating, and
                administrative....................        15,679,472      13,152,827       2,526,645      19.2%
               Depreciation and amortization......        15,726,850      11,670,314       4,056,536      34.8%
                                                        ------------    ------------    ------------     -----
                     Total........................        39,332,948      30,661,955       8,670,993      28.3%
                                                        ------------    ------------    ------------     -----
            OPERATING LOSS........................       (18,447,636)    (12,959,532)     (5,488,104)     42.3%
            OTHER INCOME AND EXPENSES, NET........        (8,852,519)     (8,455,196)       (397,323)      4.7%
            LOSS BEFORE INCOME TAX BENEFIT........       (27,300,155)    (21,414,728)     (5,885,427)     27.5%
            MINORITY INTEREST.....................                --       3,267,653      (3,267,653)    100.0%
            INCOME TAX BENEFIT....................                --       4,428,468      (4,428,468)    100.0%
                                                        ------------    ------------    ------------     -----
            NET LOSS..............................      $(27,300,155)   $(13,718,607)   $(13,581,548)     99.0%
                                                        ============    ============    ============     =====

       Revenues. Operating revenues increased 18.0% from $17.7 million for the three months ended September 30, 1999, to $20.9 million for the three months ended September 30, 2000. Operating revenues from video services increased 16.4% from $8.9 million for the three months ended September 30, 1999 to $10.4 million for the same period in 2000. Operating revenues from voice services increased 12.9% from $7.9 million for the three months ended September 30, 1999 to $9.0 million for the same period in 2000. Operating revenue from data and other services increased 82.4% from $851,000 for the three months ended September 30, 1999 to $1.6 million for the same period in 2000, $1.4 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to increases in the number of connections from September 30, 1999 to September 30, 2000 of 11,956 or 13.6% for video, 19,242 or 48.6% for voice and 8,755 or 235% for data. The additional connections resulted primarily from the extension and/or upgrade of our broadband networks, and marketing and sales efforts.

       Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

       Expenses. Operating expenses, excluding depreciation and amortization increased 25.0% from $18.9 million for the three months ended September 30, 1999, to $23.6 million for the three months ended September 30, 2000. Cost of services increased 35.8% from $5.8 million for the three months ended September 30, 1999, to $7.9 million for the three months ended September 30, 2000. Selling, operating and administrative expenses increased 19.2% from $13.2 million for the three months ended September 30, 1999, to $15.7 million for the three months ended September 30, 2000. The increase in our cost of services is consistent with the growth in connections and revenues. The increase in operating expenses is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. On a per subscriber basis, our cost of services should remain relatively constant as we expand into new markets, but our selling, operations and administration expenses will increase. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

       Depreciation and amortization increased from $11.7 million for the three months ended September 30, 1999, to $15.7 million for the three months ended September 30, 2000. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; the purchase of buildings, computers and office equipment; and the costs of the reorganization of Knology, Inc. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

       Other Income and Expense. Interest income was $143,000 for the three months ended September 30, 1999, compared to $1.2 million for the same period in 2000. The increase primarily reflects the interest earned from the short-term investment of certain proceeds of the $100.6 million received in the Series B preferred stock offering completed in February 2000 and the $29.7 million loan provided by InterCall.

       Interest expense increased from $8.7 million for the three months ended September 30, 1999, to $10.0 million for the three months ended September 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $864,000 and $555,000 for the three months ended September 30, 1999 and 2000, respectively.

       Income Tax Benefit. The income tax benefit was $4.4 million for the three months ended September 30, 1999, compared to no tax benefit for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. With the completion of the spinoff of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement and therefore can not utilize our net tax losses. As a standalone entity after the spinoff, we record a full valuation allowance against any net tax losses with no tax benefit being recorded.

       Net Loss Attributed to Common Stockholders. We incurred a net loss of $13.7 million for the three months ended September 30, 1999, compared to a net loss of $27.3 million for the three months ended September 30, 2000. We expect net losses to continue to increase as we continue to expand our business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2000 and 1999.

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                2000          1999
                                                                                -----         -----
                             Operating revenues:
                                 Video...................................          52%          53%
                                 Voice...................................          42           43
                                 Data and other..........................           6            4
                                                                                 ----         ----
                                    Total................................         100          100
                             Operating expenses:
                                 Cost of services........................          39           38
                                 Selling, operating and administrative...          70           73
                                 Depreciation and amortization...........          73           60
                                                                                 ----         ----
                                    Total................................         182          171
                                                                                 ----         ----
                             Operating loss..............................         (82)         (71)
                             Other income and expenses, net..............         (42)         (47)
                                                                                 ----         ----
                             Loss before income tax benefit..............        (124)        (118)
                             Minority interest...........................
                                                                                    0            7
                             Income tax benefit..........................           3           22
                                                                                 ----         ----
                                    Net loss attributable to common
                                      stockholders.......................        (121)%        (89)%
                                                                                 ====         ====

       The following table sets forth certain operating and financial data for the periods ended September 30, 2000 and 1999:

                                                              AS OF SEPTEMBER 30,
                                                               2000        1999       CHANGE         %
                                                             --------    --------     ------       -----
                         MARKETABLE HOMES PASSED........      359,739     287,901      71,838       25.0%
                         CONNECTIONS (1)
                            Video.......................       99,565      87,609      11,956       13.6%
                                                              -------     -------      ------      -----
                            Voice
                                On Net (2)..............       51,591      31,760      19,831       62.4%
                                Off Net (3).............        7,224       7,813        (589)      (7.5)%
                                                              -------     -------      ------      -----
                                                               58,815      39,573      19,242       48.6%
                            Data........................       12,473       3,718       8,755      235.5%
                                                              -------     -------      ------      -----
                                Total...................      170,853     130,900      39,953       30.5%
                                                              =======     =======      ======      =====

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


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2000             1999           CHANGE            %
                                                       ------------     ------------     ------------      ------
            OPERATING REVENUES:
               Video..............................     $ 30,974,969     $ 25,953,724     $  5,021,245       19.3%
               Voice..............................       24,957,692       20,987,416        3,970,276       18.9%
               Data and other.....................        3,946,313        1,883,088        2,063,225      109.6%
                                                       ------------     ------------     ------------      -----
                     Total........................       59,878,974       48,824,228       11,054,746       22.6%
            OPERATING EXPENSES:
               Cost of services...................       23,076,588       18,573,719        4,502,869       24.2%
               Selling, operating, and                   42,111,986       35,760,116        6,351,870       17.8%
                 administrative
               Depreciation and amortization......       43,585,462       29,526,358       14,059,104       47.6%
                                                       ------------     ------------     ------------      -----
                     Total........................      108,774,036       83,860,193       24,913,843       29.7%
                                                       ------------     ------------     ------------      -----
            OPERATING LOSS........................      (48,895,062)     (35,035,965)     (13,859,097)      39.6%
            OTHER INCOME AND EXPENSES, NET........      (25,067,739)     (22,967,976)      (2,099,763)       9.1%
            LOSS BEFORE INCOME TAX BENEFIT........      (73,962,801)     (58,003,941)     (15,958,860)      27.5%
            MINORITY INTEREST.....................               --        3,267,653      (3,267,653)      100.0%
            INCOME TAX BENEFIT....................        1,557,194       11,011,711       (9,454,517)      85.9%
                                                       ------------     ------------     ------------      -----
            NET LOSS..............................     $(72,405,607)    $(43,724,577)    $(28,681,030)      65.6%
                                                       ============     ============     ============      =====

       Revenues. Operating revenues increased 22.6% from $48.8 million for the nine months ended September 30, 1999, to $59.9 million for the nine months ended September 30, 2000. Operating revenues from video services increased 19.3% from $26.0 million for the nine months ended September 30, 1999 to $31.0 million for the same period in 2000. Operating revenues from voice services increased 18.9% from $21.0 million for the nine months ended September 30, 1999 to $25.0 million for the same period in 2000. Operating revenue from data and other services increased 110% from $1.9 million for the nine months ended September 30, 1999 to $3.9 million for the same period in 2000, $3.8 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to increases in the number of connections from September 30, 1999 to September 30, 2000 of 11,956 or 13.6% for video, 19,242 or 48.6% for voice and 8,755 or 236% for data. The additional connections resulted primarily from the extension and/or upgrade of our broadband networks, and marketing and sales efforts.

       Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

       Expenses. Operating expenses, excluding depreciation and amortization, increased 19.5 % from $54.6 million for the nine months ended September 30, 1999, to $65.2 million for the nine months ended September 30, 2000. Cost of services increased 24.2% from $18.6 million for the nine months ended September 30, 1999, to $23.1 million for the nine months ended September 30, 2000. Selling, operating and administrative expenses increased 17.8% from $35.8 million for the nine months ended September 30, 1999, to $42.1 million for the nine months ended September 30, 2000. The increase in our cost of services is consistent with the growth in connections and revenues. The increase in operating expenses is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. On a per subscriber basis, our cost of services should remain relatively constant as we expand into new markets, but our selling, operations and administration expenses will increase. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

       Depreciation and amortization increased from $29.5 million for the nine months ended September 30, 1999, to $43.6 million for the nine months ended September 30, 2000. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; the purchase of buildings, computers and office equipment; and the costs of the reorganization of Knology, Inc. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

       Other Income and Expense. Interest income was $1.3 million for the nine months ended September 30, 1999, compared to $4.3 million for the same period in 2000. The increase primarily reflects the interest earned from the short-term investment of certain proceeds of the $100.6 million received in the Series B preferred stock offering completed in February 2000 and the $29.7 million loan provided by InterCall.

       Interest expense increased from $24.4 million for the nine months ended September 30, 1999, to $29.4 million for the nine months ended September 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $2.4 million and $1.6 million for the nine months ended September 30, 1999 and 2000, respectively.

       Income Tax Benefit. The income tax benefit was $11.0 million for the nine months ended September 30, 1999, compared to $1.6 million for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. With the completion of the spinoff of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement and therefore can not utilize our net tax losses. As a standalone entity after the spinoff, we record a full valuation allowance against any net tax losses with no tax benefit being recorded.

       Net Loss Attributed to Common Stockholders. We incurred a net loss of $43.7 million for the nine months ended September 30, 1999, compared to a net loss of $72.4 million for the nine months ended September 30, 2000. We expect net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2000, we had net working capital of $40.9 million, compared to $15.7 million at December 31, 1999. The increase in working capital is principally due to the completion of funding for the private placement of our Series B preferred stock and the loan, which was subsequently converted to equity, provided by InterCall.

       Operating activities used cash of $3.1 million and provided cash of $8.1 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by operating activities in the 2000 period was primarily due to the $72.4 million net loss being offset by a $24.0 million increase in working capital, non-cash depreciation and amortization of $43.6 million and non-cash bond accretion on the 11 7/8% senior discount notes of $13.0 million.

       Investing activities provided cash of $1.0 million and used cash of $100.1 million for the nine months ended September 30, 1999 and 2000, respectively. Investing activities in the 2000 period primarily consisted of $98.0 million of capital expenditures and a $7.7 million investment in ClearSource, Inc., partially funded by $6.1 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 1997 offering of 11 7/8 % senior discount notes that were invested in marketable securities.

       Financing activities provided cash of $18.1 million and $131.0 million for the nine months ended September 30, 1999 and 2000, respectively. Financing activities in the nine months ended September 30, 2000 consisted of $100.6 million in proceeds from the private placement of Series B preferred stock and a $29.7 million loan from InterCall.

FUNDING TO DATE

       We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. In October 1997, Knology Broadband received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains a number of covenants that restrict the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to:

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

       On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. This credit facility allows Knology Broadband to borrow up to five times the annualized consolidated adjusted cash flow of each of its subsidiaries, if such subsidiary's cash flow is positive. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of Knology Broadband. The credit facility contains a number of covenants that restrict the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to:

         -        incur indebtedness;

         -        pay dividends;

         -        make distributions or stock repurchases;

         -        make investments;

         -        engage in transactions with affiliates;

         -        create liens;

         -        sell assets; and

         -        engage in mergers and acquisitions.

       The maximum amount available under the credit facility as of September 30, 2000 was approximately $19 million, assuming compliance with all of the operating and financial covenants. As of September 30, 2000, $19 million had been drawn against the credit facility. The company plans to refinance the credit facility but there can be no assurances that it will be able to do so on favorable terms

       We obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million of these advances were provided to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding's option holders on February 4, 2000.

       In February 2000, we issued to qualified investors in an equity private placement 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of approximately $100.6 million.

FUTURE FUNDING

        Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. Our business plan currently requires approximately $125 million in 2001 to fund capital expenditures and net operating losses.

        We expect that, with sufficient funds, the construction of our networks in our existing markets will be substantially completed during 2002. We will not have sufficient funds to complete this construction without significant additional financing. We expect to raise this capital through future debt offerings and private and/or public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. Our ability to execute our current business plan, complete the construction of our networks throughout our existing markets, remain in compliance with our franchise agreements, meet our current obligations as they become due and avoid material adverse effects on our results of operations is dependent upon our ability to raise additional capital.

        We plan to expand to additional cities in the southeastern United States. We have recently received franchises to build networks in Knoxville and Nashville, Tennessee. We have begun construction of our network in Knoxville and have begun planning the construction of our network in Nashville. We estimate the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $75 to $100 million per 100,000 homes. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We currently expect to spend approximately $30 million during 2001 on the construction of networks in these new markets. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. We expect to raise this capital through future private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we will not be able to expand to additional cities as planned. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which additional cities will be chosen for expansion are not expected to be made until this capital has been raised.

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

                               PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

       None

ITEM 2. Changes in Securities and Use of Proceeds

       On February 7, 2000 we completed a private placement of 21,180,131 shares of our Series B preferred stock to a small group of institutional investors and certain of our executive officers for approximately $100.6 million. The shares of Series B preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a public offering in which (1) the per share price to the public is at least $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange. The shares are convertible into shares of common stock on a one-to-one basis, subject to customary antidilution adjustments. The Series B preferred stockholders will vote with the common stockholders on an as converted basis. The Series B preferred shares will not bear a special dividend. The Series B preferred shares have a liquidation preference of $4.75 per share to the common and Series A preferred shares.

       The issuance of securities described above was made in reliance on exemptions from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as transactions by an issuer not involving any public offering. The persons and entities exchanging securities in the transactions represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about the Company, through their relationship with the Company or through information about the Company made available to them.

ITEM 3. Default upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     (A) EXHIBITS

                 EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT
                 --------------                             ----------------------
                 27.1                    Financial Data Schedule for the nine months ended September 30, 2000
                                         (for SEC use only).

    (B) REPORTS ON FORM 8-K

    The Company did not file any reports on form 8-K during the quarterly period ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KNOLOGY, Inc.

November 14, 2000                     By:  /s/ RODGER L. JOHNSON
                                          --------------------------------------
                                          President and Chief Executive Officer


                                      KNOLOGY, Inc.

November 14, 2000                     By:  /s/ ROBERT K. MILLS
                                          --------------------------------------
                                          Chief Financial Officer
                                          (Principal Financial Officer)