Form 10-K405
period 2000-12-31
KNOLOGY INC
filed 2001-02-27
CIK 1096788

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 333-89179

                                 KNOLOGY, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                           58-2424258
-------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S.Employer
    incorporation or organization)                        Identification No.)

         KNOLOGY, INC.
       1241 O.G. SKINNER DRIVE
         WEST POINT, GEORGIA                                    31833
-------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code: (706) 645-8553

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                Not Applicable

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

  As of January 31, 2001, we had 443,301 shares of common stock, 50,912,155 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 31,166,667 shares of Series C preferred stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                                                           PAGE
                                                                           ----
PART I

ITEM 1.    BUSINESS.......................................................    1
ITEM 2.    PROPERTIES.....................................................   37
ITEM 3.    LEGAL PROCEEDINGS..............................................   37
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   38

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................   39
ITEM 6.    SELECTED FINANCIAL DATA........................................   39
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................   42
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   51
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   52
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING FINANCIAL DISCLOSURE............................   52

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   52
ITEM 11.   EXECUTIVE COMPENSATION.........................................   56
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.............................................   58
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   62

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K........................................   66

SIGNATURES................................................................   72

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
   SCHEDULES..............................................................  S-1

THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR.

                                    PART I

ITEM 1.  BUSINESS


OUR STRUCTURE.

     We were formed in September 1998. We own 100% of Knology Broadband, Inc., Interstate Telephone Company, Valley Telephone Company, Inc., Globe Telecommunications, Inc. and ITC Globe, Inc. We acquired these companies in November 1999 from ITC Holding Company, Inc. and other stockholders of Knology Broadband. This transaction is described in more detail under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     KNOLOGY

     Knology has been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. Knology owns, operates and manages interactive broadband networks in the seven metropolitan areas of Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina and Knoxville, Tennessee; and it plans to expand to additional mid- to large-sized cities in the southeastern United States.

     Knology began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using those systems as a base for constructing new interactive broadband networks. Since acquiring the Montgomery and Columbus systems, we have significantly expanded these networks and upgraded the acquired networks to offer additional broadband communications services.

     In December 1997, Knology acquired a cable television system in Panama City Beach, Florida. We completed the upgrade of this cable system and the extension of the network into the Panama City metro area in 2001.

     In early 1998, Knology began expanding into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new interactive broadband networks. We expect to complete construction of these networks by 2003.

     In June 1998, Knology acquired TTE Inc., a reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

     In October 1998, Knology acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed during 2001.

     In early 2000, Knology began expanding into Knoxville, Tennessee by obtaining new franchise agreements with the local governments and by constructing a new interactive broadband network. We expect to complete construction of these networks by 2004.

     INTERSTATE TELEPHONE AND VALLEY TELEPHONE

     Interstate Telephone and Valley Telephone provide local telephone services throughout the Georgia/Alabama border area known as the valley, which includes the towns of West Point, Georgia, Lanett, Alabama and Valley, Alabama and unincorporated portions of counties in both states.

     GLOBE TELECOMMUNICATIONS

     Globe Telecommunications was formed in 1983 to be a deregulated provider of services for Valley Telephone. Globe Telecommunications has been providing deregulated services to Interstate Telephone since 1996. Globe Telecommunications provides local and long distance services to residential and business customers. Globe Telecommunications also has been providing competitive local telephone services to residential and business customers located in the Newnan, Georgia area since April 1998 and in Fairburn and Union City, Georgia since 2000.

     ITC GLOBE

          ITC Holding formed ITC Globe in 1997 to be a provider of local broadband services in West Point, Georgia and the Georgia/Alabama border area. ITC Globe, under the trade name "KNOLOGY Connecting The Valley," also provides traditional (analog) cable television, digital cable television and high-speed Internet access to customers within the local telephone territory of Interstate Telephone and Valley Telephone.

RELATIONSHIPS WITH AFFILIATES.

     ITC Holding, a diversified telecommunications company, previously owned 90% of our stock, which it distributed to its stockholders in February 2000. We receive services from and/or provide services to various companies that may be deemed related parties, including Powertel, Inc. and ITCDeltaCom, Inc. These relationships and services are described in detail under the caption "Certain Transactions and Relationships." We believe that the transactions with Powertel, ITCDeltaCom and other companies that may be deemed related parties, are representative of arms-length transactions and we expect that our existing contracts with these companies will continue.

     One of our principal stockholders, SCANA Communications Holdings, Inc., is also a stockholder of ITC Holding. SCANA Communications Holding is an affiliate of SCANA Communications, Inc. SCANA Communications has loaned us money in the past. We lease pole space from SCANA Corporation, the parent company of SCANA Communications, which owns and operates public utilities in South Carolina. See "Certain Transactions and Relationships" for a description of our relationship with SCANA Communications and SCANA Corporation.

OVERVIEW OF OUR BUSINESS.

   We are a rapidly-growing, facilities-based provider of bundled broadband communications services to residential and small business customers in the southeastern United States. By "facilities-based," we mean that we own and operate our own local networks. Our current service offerings include local and long-distance telephone, cable television and high-speed Internet access which we refer to as voice, video and data services throughout the Annual Report on Form 10-K. We deliver our services through interactive broadband networks and believe that our capability to deliver multiple services to any given customer provides us with a competitive advantage. Our strategy is to become the leading single-source provider of voice, video and data services to residential and small business customers in each of our markets by offering individual and bundled service options over our integrated networks, which include "last-mile" connectivity. We believe that we are one of the first facilities-based providers of bundled voice, video and data services to focus on the residential and small business markets in the United States and that we are the first provider of these bundled services in our existing markets. We have been operating advanced broadband networks and offering bundled services for four years.

   Our interactive broadband networks are in select mid-sized markets in the southeastern United States: Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta and Columbus, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We entered these markets based on specific criteria, including favorable demographic profiles, population densities, and our ability to be the first provider of bundled broadband services. In each of these markets, we provide a full suite of local and long-distance telephone, analog and digital cable television and high-speed Internet access services. We also currently provide local telephone and broadband services in Valley, Alabama and West Point, Georgia.

   We plan to continue to expand our networks into additional mid- to large-sized markets in the southeastern United States. We have been awarded franchises in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is being contested by the incumbent cable provider. See "Item 3 - Legal Proceedings." With these franchises, our total market territory increased from approximately 645,000 homes to more than 1.03 million homes. In addition, we have applied for franchises in new markets in the Louisville area which would increase our market territory by 135,000 homes. We plan to selectively expand into new markets thereafter. Our strategy is to capitalize on competitive opportunities in markets where demographics and the aging infrastructure of the incumbent service providers' network facilities combine to create an attractive environment for deploying local interactive broadband networks.

   Our interactive broadband networks are designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth voice, video and data services. Our networks also have significant excess capacity that is available for the introduction of new products and services. To optimize the utilization of our networks and increase our return on invested capital, we also provide access to our networks and various network-related services to other telecommunications carriers. We refer to these services as broadband carrier services. For example, other telephone companies and Internet access providers lease our network capacity to gain access to areas where our networks are located.

   Because we deliver a variety of services to our customers, we report an aggregate number of connections for voice, video and data services. For example, a single customer who purchases local telephone, cable television and Internet access services would count as three connections. From December 31, 1997 to December 31, 2000, the number of connections for voice, video and data services increased by more than 213.1% from 57,234 to 179,223 (including increases from acquisitions) of which 96.0% were on-net connections. On-net connections are connections provided over our networks as opposed to telephone lines leased from third parties. During the third and fourth quarters of 2000, we added approximately 6,400 customers, while increasing connections by approximately 19,000. This increase in connections compared to the increase in the number of customers reflects our sales of bundled services to new and existing customers. As of December 31, 2000, our networks passed approximately 380,000 marketable homes. For the year ended December 31, 2000, voice, video and data services accounted for 42.0%, 51.0% and 7.0% of our consolidated revenue, respectively.

   We have extensive operating experience in the voice, video and data transmission industries and in the design, development and construction of communications facilities, including more than four years of experience operating advanced broadband networks and decades of experience operating and upgrading telephone networks. Our management team is led by Rodger L. Johnson, our chief executive officer, and Campbell B. Lanier, III, the chairman of our board and the chairman of the board of ITC Holding. Our equity investors include ITC Telecom Ventures, Inc. (an affiliate of ITC Holding), SCANA Communications Holdings and private equity funds associated with Whitney & Co., The Blackstone Group, L.P., South Atlantic Capital Inc., AT&T Ventures, First Union Capital Partners Inc. and PNC Bank National Association.

Our Strategy

   Our goal is to become the leading provider of broadband communications services to residential and small business customers in our target markets. To achieve this objective, we are pursuing the following strategies:

  . Expand Existing Interactive Broadband Networks. We build our high-capacity, interactive broadband networks to carry fiber optics as close to the customer as economically feasible. This allows us to offer our residential and small business customers a wide range of high-quality broadband communications services. We have designed our interactive broadband networks to provide sufficient capacity to meet the growing demand for high-speed, high-capacity voice, video and data services and with additional capacity to accommodate new products and services. We believe that this gives us a competitive advantage over cable, telephone and wireless systems that do not have such capacities.

  .  Offer a Bundle of Broadband Voice, Video and High-Speed Data
     Services. We believe that by offering high-quality voice, video and high-speed, always-on data communications services to our customers in product bundles, we distinguish ourselves from our competition. We believe that the cost savings on a bundle of services and the advantages of one-stop shopping are attractive, particularly since most of our prospective customers presently buy services from multiple sources. We believe this will allow us to achieve faster growth rates. In addition, by bundling services, we increase pricing flexibility, revenue per customer, and customer retention, as well as reduce our customer acquisition and installation costs.

  . Target Attractive Cities for Market Expansion. We intend to expand our operations to southeastern markets that have the size, market conditions, demographics and geographical location suitable for our business strategy. We plan to target cities that have the following characteristics, among others:

     -  an average of at least 70 homes per mile;

     -  at least 100,000 households; and

     - the opportunity to capture a substantial number of customers and be the leading provider of bundled communications services.

     We believe that we are the first provider of a bundled voice, video and data services package in our existing markets, and we intend to be the first to offer similar service packages in each new market that we enter. By penetrating cities with broadband services before our competitors, we expect to realize benefits in network construction, rights-of-way and brand recognition that may be limited or more expensive for later entrants.

  . Leverage the Capacity in Our Facilities-Based Local Networks for Existing and Future Services. Many incumbent facilities-based service providers have been slow to upgrade their local networks, or the "last mile," to provide bandwidth for multimedia or interactive applications which often require a high-speed connection. Our advanced network architecture has capacity for interactive broadband services for residential and small business customers and excess fiber capacity for future use.

  . Enhance the Customer's Experience by Delivering Personalized and Responsive Customer Service. We monitor our networks and provide live customer service 24 hours a day, seven days a week. Through our network operations center, we monitor our voice services to the customer level and our high-speed data services to the node level. We strive to resolve customer problems prior to the customer being aware of any service interruptions. Because we own our own local networks, we have greater control over our customers' experience with us. Our sales and customer service representatives are able to provide customer-specific information, which builds a strong support relationship and experience that encourages customer loyalty.

  .  Offer New Products and Services Over Our Advanced Technology
     Platforms. We have invested in advanced technology platforms that will support multiple emerging interactive services such as video-on-demand, television-based email and Web browsing. Many of these new applications will be based on Internet protocols and will address the growing demand for new voice, video and data services. We are developing our personal computer and television portal to provide access to expanded local and personalized content and to support interactive advertising services.

Our Interactive Broadband Networks

   Our interactive broadband networks are:

  .  high-speed;

  . two-way interactive, allowing customers to send and receive signals at the same time; and

  . made up of high-capacity fiber-optic cables and traditional coaxial cables.

   Our interactive broadband networks are designed using redundant fiber-optic cables. Redundant cables increase network reliability by providing an alternate route for signals to travel if problems arise. Our fiber networks are "self-healing," which means that they provide for automatic network back-up with 100% redundancy so that if there is a point of failure on our fiber ring, our service will continue. By comparison, most traditional cable television systems do not have redundant architectures. In addition, we provide power to our systems from locations along each network called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. We operate a network operations center in West Point, Georgia, and we monitor our networks 24 hours a day, seven days a week. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband networks. Our technicians perform maintenance and repair of our networks on an ongoing basis. We maintain the quality of our networks to minimize service interruptions and extend the networks' operational life.

   Our interactive broadband networks can support numerous channels of basic and premium cable television services, telephone services, Internet access and other broadband communications services. Our networks have extra capacity, to readily accommodate new services as content and technology become available.

   We offer local telephone service over these networks in much the same way local phone companies provide service. We provide dial tone service and install a network interface box outside a customer's home and may add wiring inside the premises as well. We can offer multiple lines of telephone service. Our networks interconnect with those of other local phone companies through a nine-state interconnection agreement with BellSouth. This agreement expires in September 2002. We provide long-distance service using leased facilities from other telecommunications service providers.

   We have entered into an agreement with Business Telecom under which we lease a portion of Business Telecom's long-distance telephone facilities. Under the agreement, Business Telecom also provides us with call switching services and operator and directory assistance. This agreement expires in September 2001.

   We have entered into an agreement with ITCDeltaCom under which we lease a portion of ITCDeltaCom's long-distance telephone and Internet facilities. Under the agreement, ITCDeltaCom also provides us with call switching services and operator and directory assistance. This agreement expires in September 2001. ITCDeltaCom also provides us with wide area network and transport services for our voice and data networks which allow us to offer high-speed Internet access to our customers.

   We provide Internet access using high-speed cable modems in much the same way customers currently receive Internet services over modems linked to the local telephone network. The cable modems we presently use are significantly faster than dial-up modems generally in use today. Our customer's Internet connection is always on, and there is no need to dial up for access to the Internet or wait to connect through a port leased by an Internet service provider.

Our Broadband Communications Services

   We sell voice, video and data services to residential and small business customers. Our goal is to sell these services in bundled packages. We sell individual services at prices competitive to those of the incumbent providers, but offer increasing discounts as customers purchase additional services from our bundle.

   Voice. Our telephone service includes local and long-distance telephone services. Our customers pay a fixed monthly rate for all local calling and fees based on usage for long-distance calling. Customers may elect to receive call blocking, call waiting, call forwarding, voice mail, caller ID and other value-added services, which generally involve an additional fixed charge per month per telephone line. Our long-distance service offers features and prices comparable to those of our competitors.

   Video. We offer our customers three types of cable television services: expanded basic, premium, and digital. Customers generally pay fixed monthly fees for cable programming and premium television services, which constitute our principal sources of video revenue.

   Most customers choose to subscribe to expanded basic cable service. We call this service expanded basic because it includes many more channels than traditional basic cable service. Our expanded basic cable service consists of approximately 65-75 channels of programming, including:

  .  television signals from local broadcast stations;

  . television signals from so-called super stations such as WGN (Chicago) or TBS (Atlanta);

  . numerous satellite-delivered non-broadcast channels such as CNN, MTV, ESPN, The Discovery Channel, Nickelodeon and various home shopping networks;

  . displays of information featuring news, weather, stock and financial market reports; and

  .  public, government and educational access channels.

   We offer a variety of premium services for an extra monthly charge. Premium services include channels with feature programming such as HBO, Showtime and Cinemax or other special channels. The premium services are offered under our expanded basic and digital tiers of services. We also provide our customers access to additional channels offering pay-per-view feature movies, live and taped sports events, concerts and other special features which involve a charge for each viewing.

   We began offering digital video service in November 1998. Our digital video service consists of approximately 100 digital channels of programming plus all of the channels offered by our expanded basic cable service. Digital cable uses technologies that significantly increase the number of television channels available by converting signals into a digital format and compressing them into the space normally occupied by one signal. A set-top video box converts the digital signal back into channels that can be viewed on a normal television set. We have added digital video as an additional service without reducing the current number of expanded basic channels.

   Digital technology permits us to offer our customers the following services:

  . near video-on-demand, which includes movies or other programs that commence in frequent intervals, to customers for a fee-per-viewing basis;

  .  100-130 digital channels;

  . for each premium network such as HBO, Cinemax, Showtime, The Movie Channel and Encore/Starz, 4-8 additional channels per network;

  .  30-35 digital-quality music channels which are available 24 hours a day;
     and

  .  an interactive program guide.

   Programming for our cable television services comes from over 70 national and local television networks. Since January 1, 1996, our arrangements with many of these networks, constituting approximately 60% of our channels, have been obtained through our association with the National Cable Television Cooperative, Inc. The National Cable Television Cooperative obtains programming rates from most major networks, which are made available to us as a member of the cooperative. By obtaining programming rates through the cooperative, we benefit from volume discounts not otherwise available to us which more than offset the annual fees we pay to be a member of the cooperative. In addition, the cooperative handles our contracting and billing arrangements with the networks. Although we can terminate our membership in the cooperative at any time, we plan to continue our membership for the foreseeable future.

   Data Services. We offer both residential and business Internet packages that include high-speed connections to the Internet using cable modems. Because a customer's Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. All of our Internet packages currently include the following:

  .  unlimited use for a fixed monthly fee;

  . service that is always on, eliminating the need to dial-up to connect to the Internet;

  . three email accounts free of charge, with additional email accounts available for a monthly charge;

  .  5 megabytes of free online storage space to host a personal website;

  . access to local content, broadband content, technical support information, national news, sports and financial reports;

  .  direct links to search engines;

  . a DOCSIS compliant modem for a fixed monthly fee with installation provided by a trained professional cable-modem installer; and

  .  24-hour-a-day, seven-day-a-week technical support.

   Broadband Carrier Capacity. We use extra, unused capacity on our networks to offer wholesale services to other local and long-distance telephone companies, Internet service providers and other integrated services providers. We call these services our "broadband carrier services." We believe our interactive broadband networks offer other service providers a reliable and cost competitive alternative to other telecommunication service providers.

   We sell access to our networks to long-distance telephone companies for interstate and intrastate long-distance phone calls to and from our customers. We sell access to our networks to connect local telephone companies to small business customers. We offer traditional special access and local private line services through our networks by providing high capacity connections to medium and large commercial users, local telephone companies and other carriers throughout a metropolitan service area. Special access lines are dedicated lines that connect customers directly to a long-distance carrier. Private lines are dedicated lines linking a customer location to one or more other customer locations.

   We provide services to Internet service providers which allow them to deliver high-speed Internet services into areas where our networks are located. In August 1998, we entered into an agreement with EarthLink, Inc., a large Internet service provider which allows EarthLink to offer high-speed Internet access to its customers in Montgomery, Alabama and Columbus, Georgia using our networks.

   Future Broadband Communications Services. We believe that our interactive broadband networks will enable us to provide additional broadband services in the future, including:

  .  email and web browsing from a subscriber's television set;

  .  e-commerce services from a television-based Internet gateway;

  .  closed-circuit television security monitoring and alarm systems;

  . interactive energy management services in partnership with power companies allowing customers to monitor energy usage and cost online; and

  . voice transmission employing traditional telephone functions via the Internet.

Markets

 Current Markets

   We currently serve the following markets with our interactive broadband networks:

  .  Huntsville, Alabama;

  .  Montgomery, Alabama;

  .  Panama City, Florida;

  .  Augusta, Georgia;

  .  Columbus, Georgia;

  .  Charleston, South Carolina;

  .  Knoxville, Tennessee; and

  .  West Point, Georgia and Valley, Alabama.

   We provide voice, video and data services over our interactive broadband networks in Huntsville, Montgomery, Panama City, Augusta, Columbus, Charleston, and Knoxville. In West Point, Georgia and Valley, Alabama, we provide telephone service over a traditional copper wire telephone network and video and Internet services over a broadband network. In each of these markets, all of our networks are fully two-way interactive, except Huntsville, Alabama which should be fully upgraded to two-way interactive by the end of 2001.

 New Markets

   We plan to expand our operations to southeastern markets that have the size, demographics and geographical location suitable for our business strategy. We plan to target cities that have the following characteristics, among others:

  .  an average of at least 70 homes per mile;

  .  at least 100,000 households; and

  . the opportunity to capture a substantial number of customers and be the leading provider of bundled communications services.

   We have recently been granted franchises in Nashville, Tennessee and Louisville, Kentucky. In addition, we have applied for franchises in new markets in the Louisville area. Our franchise in Louisville is currently being contested by the incumbent cable provider. See "Item 3 - Legal Proceedings."

Network Construction, Switching and Interconnection

 Network Construction

   Our interactive broadband networks consist of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communication medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our networks, our system's main high-capacity fiber-optic cable connect to multiple nodes throughout a network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers. Coaxial cable is the type of cable most commonly used for cable video systems, but it is suitable to provide data transmission and telephone service. This type of cable has excellent broadband frequency characteristics and physical durability. As of December 31, 2000, our networks passed 380,027 marketable homes and supported 174,278 on-net connections. Approximately 92% of our 380,027 passings were served by systems with at least 750 megahertz bandwidth capacity and were two-way interactive. All of our networks that we are upgrading will be served with systems that are at least 750 megahertz and will be two-way interactive.

   In our newest market, we are deploying a new network design that will allow us to generally provide fiber to an average of 24 homes per node. This increases the amount of bandwidth available for each home for high-speed data and other advanced services.

   With the exception of West Point, Georgia and Valley, Alabama, where we maintain our own construction crews, we use contractors for the construction of our networks. We serve as the manager of the construction process, directing and supervising the various construction crews. As of December 31, 2000, we had 81 employees dedicated to monitoring and facilitating the construction of our networks. Historically, we have generated revenues from customers within one year from the date we start construction in a new market, and construction of the network has been completed, in a new market, within three to five years.

 Switching

   Switches are devices that direct voice and data traffic. Our switch, a Nortel DMS 500 located in West Point, Georgia, allows us to provide enhanced custom calling services including call waiting, call forwarding and three-way calling. All of our voice and data traffic passes through our switch. If our switch were to fail to operate, our customers would not be able to access our voice and data services until the failure is corrected. Our switch employs two sources of redundant power back-up -- a generator back-up and a battery back-up. In addition, we have made arrangements with Nortel to provide emergency support in the event that we experience problems with our switch.

 Interconnection

   We rely on local telephone companies and other companies to connect our local telephone customers with customers of other local telephone providers. We have access to BellSouth's telephone network under a nine-state interconnection agreement, which expires in September 2002. The Telecommunications Act of 1996 established certain requirements and standards for interconnection arrangements, and our interconnection agreement with BellSouth is based on these requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration, as discussed below under the caption "-- Legislation and Regulation--Federal Regulation of Telecommunications Services."

   The key terms of our interconnection agreement with BellSouth are:

  .  the right to connect to each other's facilities;

  . the rates we pay each other for handling and delivery of one another's telephone traffic; and

  . the right to attach network facilities to each other's telephone poles and rights-of-way.

   Under the Telecommunications Act of 1996, BellSouth is required to allow us to interconnect to their network. Pursuant to the Telecommunications Act OF 1996 and the terms of our existing agreement, we can either:

  . automatically renew our existing interconnection agreement by notifying BellSouth of our intention to renew within the applicable timeframe;

  .  negotiate the terms of a new agreement with BellSouth;

  . choose another interconnection agreement that BellSouth has with another telephone company and enter into an interconnection agreement on those same terms and conditions; or

  . accept the default pricing and terms and conditions offered by BellSouth.

   It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation, which could have a negative impact on our interconnection agreement with BellSouth. Our ability to compete successfully in the provision of services will depend on the timing of such implementing regulations and whether they are favorable to us.

Marketing and Sales

 Marketing Strategy

   We believe that we are the first provider of a bundled voice, video and data communications service package in our current markets, and we intend to be the first to offer similar service packages in each market we seek to enter. We believe that cost savings on a bundle of services and the advantages of one-stop shopping are attractive, particularly since most of our prospective customers now buy services from multiple sources. We believe that selling a bundled service offering increases revenue per customer, helps achieve a faster growth rate, reduces installation costs, increases customer loyalty, and distinguishes us in the marketplace. Our focus includes multiple dwelling units, many of which are subject to exclusivity arrangements with other cable providers that have not yet expired or which involve more complex arrangements with the property owner.

 Sales Strategy

   We have different sales strategies for marketing to customers in newly constructed network areas and to customers in mature network areas. In new markets, we undertake an extensive marketing campaign prior to the activation of service. We begin with direct mail and door-hangers followed by door-to-door solicitations and outbound telemarketing.

   When we market our services in mature network areas, we assign territories to individual direct sales representatives. By assigning the territories to specific representatives, we have the ability to adjust sales techniques to fit the profile of different types of buyers in particular sales territories. In mature network areas, we also focus heavily on marketing additional services to those customers who have previously subscribed to one or two of our services. As in our new markets, we use direct mail, outbound telemarketing, radio, newspaper and billboard advertising along with our door-to-door sales.

   Our sales and marketing materials emphasize the convenience, savings and improved service that can be obtained by subscribing to bundled services. By focusing on improved service and customer satisfaction, we attempt to gain customer referrals for additional sales.

   We have a sales staff in each of our markets including managers and direct sales teams for both residential and small business services. Our standard residential team consists of direct sales, outbound sales, and front counter sales as well as support personnel. Our business services sales team consists of our account executives and specialized business installation coordinators. Our call center sales team handles all telemarketing sales. As of December 31, 2000, we had approximately 150 sales representatives across all of our markets.

Customer Service and Billing

 Customer Service

   Customer service is an essential element of our operations and marketing, and we believe our quality and responsiveness differentiates us from many of our competitors. A significant number of our employees are dedicated to customer service activities, including:

  .  order taking;

  .  customer activations;

  .  billing inquiries and collections;

  .  service upgrades;

  .  provision of customer premise equipment; and

  .  administration of our customer satisfaction program.

   In addition, we provide 24-hour-a-day, seven-day-a-week customer service. We operate a centralized customer phone center in Augusta, Georgia for all customer service transactions other than network trouble calls, which are handled locally. We also have a back-up customer phone center in West Point, Georgia. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our voice, video and data service offerings.

   We monitor our networks and provide live customer service 24 hours a day, seven days a week. Additionally, through our network operations center, we monitor our voice services to the customer level and our high-speed data services to the node level, and we strive to resolve customer problems prior to the customer being aware of any service interruptions.

 Billing

   Billing services for video and data are provided by DST Innovis, Inc., while billing services for voice are provided by Quintrex. Our customers currently receive separate billing statements for video and data services and for voice services, but we intend to offer a single billing option in the future. We have entered into an agreement with UshaComm to develop a convergent billing system which would enable us to send a single bill to our customers for voice, video and data services. We intend to implement this new billing system by the end of 2001.

Competition

   We face significant competition from other providers of voice, video and data services. Some of our competitors offer more than one of these services, although none of our current competitors offer all of the services that we provide.

 Voice Services

   In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long distance providers in each of our markets. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies to us. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. We also compete with long-distance phone companies such as AT&T, WorldCom and Sprint.

   We continue to expect to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets. In addition, under certain circumstances, regional Bell operating companies may enter the long-distance market. These provisions blur the distinctions that previously existed between local and long-distance services.

   One major impact of the Telecommunications Act of 1996 may be a trend toward the use and acceptance of bundled service packages. As a result, we will be competing with:

  . incumbent local telephone companies such as BellSouth, as well as other competitive local telephone companies;

  . traditional providers of long-distance services such as AT&T, WorldCom and Sprint; and

  . cable television service providers such as AT&T Broadband, Comcast Cable Communications, Time Warner Cable and Charter Communications.

Our ability to compete successfully will depend on the attributes of the overall bundle of services we are able to offer, including our price, features and customer service.

   We compete with Business Telecom and ITCDeltaCom in providing telephone services to business customers. We purchase services from Business Telecom and ITCDeltaCom. Our agreements with Business Telecom and ITCDeltaCom are described above under the heading "--Our Interactive Broadband Networks."

   Wireless telephone service, such as cellular and personal communication services, or PCS, currently is viewed by consumers as a supplement to, not a replacement for, traditional telephone service. Wireless service generally is more expensive than traditional local telephone service and is priced on a usage-sensitive basis. However, in the future, the rate differential between wireless and traditional telephone service is expected to decrease and lead to more competition between providers of these two types of services.

   We may also face competition from providers of wireless cable services such as multi-channel multipoint distribution systems and local multipoint distribution systems. The FCC has auctioned spectrum for local, multipoint distribution system services in all markets, and later this year will auction spectrum in the 700 Megahertz range. This spectrum is expected to be used for wireless cable and telephone services, including high-speed digital services, to both businesses and individual customers.

 Video Services

   Other Cable Systems. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors include AT&T Broadband, Comcast Cable Communications, Time Warner Cable and Charter Communications. We compete with these companies on terms of pricing and programming content, including the number of channels and the availability of local programming. We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming.

   We expect that we will compete with other cable television providers in each of our future markets. Furthermore, federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. This makes it easier for competitors to enter our markets. In addition, an increasing number of cities are considering the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

   A continuing trend toward business combinations and alliances in the cable television area and the telecommunications industry as a whole may create significant new competitors for us. This trend toward business combinations may be shrinking the number of attractive acquisition targets.

   Other Television Providers. Cable television distributors may, in certain markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. The competitors in these markets include:

  .  broadcast television; and

  .  satellite and wireless cable systems.

   We compete with these entities on terms of pricing and programming content, including the number of channels and the availability of local programming. The Telecommunications Act of 1996 may create more competition for current cable television distributors, as it allows local telephone companies to provide video services in their local markets.

   Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. In addition to broadcast television stations, we compete with other multichannel program service providers.

   We encounter competition from direct broadcast satellite systems that transmit signals to small dish antennas owned by the end-user. DirecTV and Echostar offer multichannel programming via satellites to dish antennas with a diameter of only approximately 18 inches. Although satellite television providers presently serve only approximately 13.5% of pay television subscribers according to industry sources, their share has been growing steadily. Competition from direct broadcast satellites could become substantial as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers' ability to compete with us for subscribers. As a result, competition from these companies may increase.

   Wireless cable represents another type of video distribution service. These systems deliver programming services over microwave channels to subscribers with special antennas. Wireless cable systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. While few operate today, purchases of licenses by Sprint and WorldCom may provide capital for the wireless cable industry to expand.

   We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multi-unit complexes through a satellite master antenna--a single satellite dish for an entire building or complex. These systems are generally free of any regulation by state and local governmental authorities. Pursuant to the Telecommunications Act of 1996, these systems, called satellite master antenna television systems, are not commonly owned or managed and do not cross public rights-of-way and, therefore, do not need a franchise to operate.

   The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from them. Several major local telephone companies, including BellSouth, have announced plans to provide video services to homes.

 Data Services

   Internet Access Services. Providing Internet access services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from greater experience, resources and marketing capabilities and stronger name recognition.

   In providing Internet access services, we compete with:

  .  traditional dial-up Internet service providers;

  .  providers of satellite-based Internet services;

  . incumbent local exchange providers which provide digital subscriber lines;

  .  other long-distance telephone companies; and

  .  cable television companies.

   We compete with companies offering broadband connections such as DirecPC, one of the principal providers of satellite-based Internet services in the United States; long-distance telephone companies such as AT&T and WorldCom; traditional Internet service providers such as America Online and EarthLink; digital subscriber line, or DSL, Internet access providers such as BellSouth; and cable modem services such as Excite@Home, a joint venture among a number of major cable companies.

   A large number of companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies such as AOL Time Warner Inc., CompuServe Corporation, MSN, Prodigy Communications Corporation and WebTV Networks, Inc. offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer Internet services over telephone lines using computer modems. A few Internet service providers also offer high-speed integrated services digital network connections and DSL connections to the Internet.

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

   Long-distance companies are aggressively entering the Internet access markets. Long-distance carriers have substantial transmission capabilities and have an established billing system that permits them easily to add new services. We expect competition from such companies to be vigorous due to their greater resources, operating history and name recognition.

   Cable television companies are also entering the Internet access market. We believe that some of the existing cable television providers are beginning to provide such services in some of their major markets or clusters, including major metropolitan areas in the southeast. The joint venture, Excite@Home, is offering high-speed Internet service using cable modems in areas where its affiliates have high-capacity networks. We believe that high-speed Internet services ultimately will be offered by other cable providers and companies in most of our present and future service areas.

   We may also face competition from providers of wireless cable services such as multi-channel multipoint distribution systems and local multipoint distribution systems. The FCC has recently revised its rules to permit multi-channel multipoint distribution system licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video services.

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

   From time to time, federal and state legislators propose legislation that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. Additionally, the FCC and state regulatory bodies, may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on our operations. The following description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

 Cable Communications Policy Act of 1984

   The Cable Communications Policy Act of 1984 established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC was given responsibility for adopting rules to implement this Act. Among other things, the Cable Communications Policy Act of 1984 affirmed the right of franchising authorities to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The Cable Communications Policy Act of 1984 provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

 Cable Television Consumer Protection and Competition Act of 1992

   The Cable Television Consumer Protection and Competition Act of 1992 permitted a greater degree of regulation of the cable industry with respect to, among other things:

  .  rates for cable programming services;

  .  program access and exclusivity arrangements;

  .  access to cable channels by unaffiliated programming services;

  . terms and conditions for the lease of channel space for commercial use by parties unaffiliated with the cable operator;

  .  ownership of cable systems;

  .  customer service requirements;

  . requiring cable companies to carry certain television broadcast stations or to permit television stations to withhold consent for cable systems to carry their stations;

  .  technical standards; and

  .  cable equipment compatibility.

   The legislation also encouraged competition with existing cable television systems by:

  . allowing municipalities to own and operate their own cable television systems without a franchise;

  . preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and

  . prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

The Cable Television Consumer Protection and Competition Act of 1992 also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The FCC has responsibility for adopting rules to implement this Act.

 Telecommunications Act of 1996

   The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. This Act permitted regional Bell operating companies to apply to the FCC for authority to provide long-distance services. It also included significant changes in the regulation of cable operators. For example, the FCC's authority to regulate the cable programming service tier rates of all cable operators expired on March 31, 1999. The legislation also:

  . repealed the anti-trafficking provisions of the Cable Television Consumer Protection and Competition Act of 1992, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

  . limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

  . adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network;

  . allows cable operators to enter telecommunications markets which historically have been closed to them; and

  . allows some telecommunications providers to begin providing competitive cable service in their local service areas.

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

   Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to effective competition. Pursuant to the Telecommunications Act of 1996, as of December 31, 2000, only the basic tier of service, which does not include the expanded basic tier of service, and equipment used to receive the basic tier of service remain subject to rate regulation.

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

   The FCC has recently adopted rules for the carriage of digital broadcast signals, and is considering rules that would require cable systems to carry both the analog and digital signals of television stations entitled to must-carry rights during those stations' transition to full digital operations. If that "dual carriage" rule is adopted, it may require us to discontinue other channels of programming that are more desired by our customers.

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

   Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to update periodically its technical standards. Pursuant to the Telecommunications Act of 1996, the FCC adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology. Most recently, the FCC has adopted technical standards in connection with cable systems' carriage of digital television signals.

   Franchise Authority. The Cable Communications Policy Act of 1984 affirmed the right of franchising authorities, which are the cities, counties or political subdivisions in which a cable operator provides cable service, to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. We hold cable franchises in all of the franchise areas in which we provide service. The Cable Television Consumer Protection and Competition Act of 1992 encouraged competition with existing cable systems by:

  . allowing municipalities to operate their own cable systems without franchises;

  . preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and

  . prohibiting, with limited exceptions, the common ownership of cable systems and co-located multi-channel multipoint distribution or satellite master antenna television systems, which prohibition is limited by the Telecommunications Act of 1996 to cases in which the cable operator is not subject to effective competition.

   The Telecommunications Act of 1996 exempted those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

   Franchise Fees. Although franchising authorities may impose franchise fees under the Cable Communications Policy Act of 1984, as modified by the Telecommunications Act of 1996, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. In some areas, cable services are defined to include Internet services. Franchise fees apply only to revenues from cable services. However, franchising authorities are permitted to charge other fees, such as fees for a telecommunications providers' use of public rights-of-way, which fees must be assessed on a competitively neutral and nondiscriminatory basis.

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

   Ownership. The Telecommunications Act of 1996 eliminated the Cable Communications Policy Act of 1984 provisions prohibiting local exchange carriers from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the Telecommunications Act of 1996, local exchange carriers may provide video programming by radio-based systems, common carrier systems, open video systems, or cable systems. Local telephone companies that elect to provide open video systems must allow others to use up to two-thirds of their activated channel capacity. These local telephone companies are relieved of regulation as common carriers, and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. Local telephone companies operating as cable systems are subject to all rules governing cable systems, including franchising requirements.

   The Telecommunications Act of 1996 prohibits local telephone companies or its affiliate from acquiring more than a 10% financial or management interest in any cable operator providing cable service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10% financial or management interest in any local telephone companies providing telephone service in its franchise area. A local telephone company and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small local telephone companies in non-urban areas, and such restrictions do not apply to local exchange carriers that were not providing local telephone service prior to January 1, 1993.

   Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined as all local telephone companies and electric utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way. The right to mandatory access is beneficial to facilities-based providers such as our company. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Presently, the rates charged to cable and telecommunications providers are the same. Starting in 2001, telecommunications providers will be charged a higher rate than cable operators for pole attachments. Companies that provide both cable and telecommunications services over the same facilities, such as us, may be required to pay the higher telecommunications rate.

   Inside Wiring of Multifamily Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multifamily dwelling units. The rules provide generally that, in cases where the program distributor owns the wiring inside a multifamily dwelling unit but has no right of access to the premises, the multifamily dwelling unit owner may give the program distributor notice that it intends to permit another program distributor to provide service there. The program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the multifamily dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring. The FCC has also recently adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to permit telecommunications carriers and cable operators with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all "multiple tenant environments" (including, for example, apartment buildings, office buildings, campuses, etc.).

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

   Franchise Transfer. The Telecommunications Act of 1996 repealed most of the anti-trafficking restrictions imposed by the Cable Television Consumer Protection and Competition Act of 1992, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The Cable Television Consumer Protection and Competition Act of 1992 requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

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

   Regulatory Fees and Other Matters. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. In 1997, cable television systems were required to pay regulatory fees of $0.54 per subscriber. In 1998, the fee was $0.44 per subscriber. In 1999, the fee was $0.48 per subscriber. In 2000, the fee was $.47 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

   In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new emergency alert system. All of our networks are in compliance with the new standards.

   FCC regulations also address the carriage of:

  .  local sports programming;

  .  restrictions on origination and cablecasting by cable system operators;

  .  application of the rules governing political broadcasts;

  .  customer service standards; and

  . limitations on advertising contained in nonbroadcast children's programming.

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

 Federal Regulation of Telecommunications Services

   Tariffs and Detariffing. Knology Broadband is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long-distance carrier services and its competitive local exchange carrier services. As a non-dominant carrier, its rates presently are not regulated by the FCC. Carriers must file so-called informational tariffs with the FCC describing their operator services. The FCC has ordered mandatory detariffing of non-dominant carriers' interstate long distance services, and carriers that have not already done so must withdraw their FCC interstate long distance tariffs by July 31, 2001. Carriers providing international long distance are still required to file informational tariffs of those rates, however, the FCC has commenced a proceeding to consider mandatory detariffing of international long distance services as well. During the pendency of that proceeding, long distance carriers may file tariffs with the FCC that describe both their international and interstate long distance rates, but any such tariff must state that the interstate rates are provided for informational purposes only.

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

   Interconnection. The Telecommunications Act of 1996 establishes local telephone competition as a national policy. This Act preempts laws that prohibit competition for local telephone services and establishes uniform requirements and standards for local network interconnection, local network unbundling and local service resale. The Telecommunications Act of 1996 also requires incumbent local telephone carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. Most state public utility commissions have ruled that traffic to Internet service providers is covered by this requirement. In 1999, the FCC decided that calls to Internet service providers could be jurisdictionally interstate, however, the U.S. Court of Appeals for the DC Circuit vacated the FCC's determination and remanded the matter to the FCC for further analysis. Although the FCC requested public comments in response to the Court's remand, to date, the FCC has not issued a further order clarifying the applicability of the transport, termination and reciprocal compensation provisions of the Act to Internet service providers. The Telecommunications Act of 1996's interconnection, unbundling and resale standards have been developed initially by the FCC and have been, and will continue to be, implemented by the states in numerous proceedings and through a process of negotiation and arbitration.

   In August 1996, the FCC adopted a wide-ranging decision regarding the statutory interconnection obligations of the local telephone carriers. Among other things, the order established pricing principles, for use by the states to determine rates for unbundled local network elements and to calculate discounts. In July 1997, the United States Court of Appeals for the Eighth Circuit struck down the pricing rules established by the FCC. The court ruled that the FCC did not have jurisdiction under the Telecommunications Act of 1996 to establish pricing rules to be applied by the states. In January 1999, the Supreme Court reversed the Eighth Circuit decision, finding that the FCC had jurisdiction to implement the pricing provisions of the Telecommunications Act of 1996. The Eighth Circuit is expected, on remand, to rule on the merits of the FCC's pricing rules.

   The Supreme Court also upheld the FCC's rule requiring local telephone carriers to provide a platform that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may be able to provide retail local services entirely through the use of the local telephone carriers' facilities at lower discounts than those available for local resale. The availability of such platforms could benefit our local competitors who, unlike us, do not operate their own facilities. The FCC's general pricing rules governing unbundled network elements became effective on May 1, 2000; however, pursuant to those rules, the state commissions have significant responsibility for the implementation of those rules, including the actual setting of rates. Additionally, the FCC orders specifying the network features and functionalities which constitute "network elements," and the standards under which those network elements must be made available to competitors, are subject to pending petitions for reconsideration.

   The Telecommunications Act of 1996 includes an exemption from interconnection requirements for rural telephone companies. Under this exemption, a competitor is not entitled to interconnect with a rural telephone company absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Both Valley Telephone and Interstate Telephone are considered rural telephone companies under the Telecommunications Act of 1996, and the Alabama Public Service Commission, and the Georgia Public Service Commission with respect to Interstate Telephone, has determined that these companies should be exempt from the interconnection requirements of the Telecommunications Act of 1996 at least through June 2001.

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

   Universal Service and Access Charge Reform. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund. There is an exemption for providers whose contribution would be less than $10,000 in a particular year. Interstate Telephone and Valley Telephone presently contribute to the fund. We can not be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements.

   The FCC presently is in the process of reducing access charges imposed by telephone companies for origination and termination of long-distance traffic. In those areas where we use our own or our affiliated cable facilities for our comprehensive local telephone operations, we are largely unaffected by local telephone carriers' access charge fluctuations. However, overall decreases in local telephone carriers' access charges as contemplated by the FCC's access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long-distance carriers for comparable access. Over time, statutory universal service funding obligations, coupled with the FCC's new access charge regime, could adversely affect us by limiting our ability to offset our fund contributions through higher charges to domestic interstate and international long-distance carriers for originating and terminating interstate traffic over our cable facilities.

   Regional Bell Operating Company Entry into Long Distance. The Telecommunications Act of 1996 also establishes standards for regional Bell operating companies and their affiliates to provide long-distance telecommunications services between a local access and transport area, or LATA, and points outside that area. Local access and transport areas are geographical regions in the United States within which a local telephone company may offer local telephone service. In 1997, BellSouth filed applications with the FCC for authority to offer in-region, interLATA services in South Carolina and Louisiana; in 1998, BellSouth filed a second application with the FCC for authority to offer such services in Louisiana. In December 1997, the FCC rejected the South Carolina application. The Louisiana applications were rejected in February 1998 and October 1998, respectively. Notwithstanding these decisions, BellSouth likely will file additional applications to offer interLATA services for other states in its territory, including states in which we provide these services. Because of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant competitor in each of the states in which it obtains in-region, interLATA authority from the FCC.

   Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

  . interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

  . ensure that their services are accessible and usable by persons with disabilities;

  . provide telecommunications relay service either directly or through arrangements with other carriers or service providers, which service enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center;

  . comply with verification procedures in connection with changing a customer's carrier;

  . protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

  .  pay annual regulatory fees to the FCC; and

  . contribute to the Telecommunications Relay Services Fund, as well as funds to support telephone numbering administration and local number portability.

   Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that:

  .  enforcement is not necessary to protect consumers;

  .  a carrier's terms are reasonable and nondiscriminatory;

  .  forbearance is in the public interest; and

  .  forbearance will promote competition.

The FCC has exempted certain carriers from tariffing and reporting requirements pursuant to this provision of the Telecommunications Act of 1996. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free us from regulatory burdens, but also might increase the pricing flexibility of our competitors.

   Advanced Services and Collocation. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The FCC adopted rules designed to improve competitor access to incumbent local telephone carriers collocation space and to reduce the delays and costs associated with collocation, and has sought additional public comment on certain collocation rules vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit, as well as additional collocation and network architecture issues. Collocation is the placement of equipment by a telephone company alongside another telephone company's equipment along a network.

   The FCC has taken steps to facilitate competitors' access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. Specifically, the FCC required incumbent local exchange carriers like Bell South, to permit unaffiliated providers of digital subscriber line services to use a portion of the lines connecting customer premises to the operator used for basic telephone service rather that purchasing new lines. In related proceedings, the FCC adopted rules requiring incumbent carriers to offer competing carriers access to a number of listed network elements, including local loops, sub loops, and local circuit switching. Also in related proceedings, the FCC adopted rules requiring incumbent carriers to allow competing carriers to access space in the incumbent's central office, which will enable competitors to collocate all equipment necessary for interconnection or access to unbundled network elements. Portions of these proceedings are currently on remand from a U.S. Court of Appeals, and petitions for reconsideration are pending before the FCC concerning the collocation and line sharing proceedings. Hence, the FCC is reviewing these rules, and these rules are subject to change. Having better collocation arrangements at incumbent local exchange carriers' main facilities housing telephone network equipment benefits our competitive local exchange operations. However, the FCC's advanced services proceeding, inasmuch as it primarily benefits digital subscriber line providers who compete directly with our broadband communications service offerings, may prove on balance to have an adverse competitive effect on us.

 State Regulation of Telecommunications Services

   Traditionally, the states have exercised jurisdiction over intrastate telecommunications services, and the Telecommunications Act of 1996 largely upholds that traditional state authority. The Telecommunications Act of 1996 does place limits on state authority to the extent necessary to advance competition in the telecommunications industry; for example, the statute contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996's open market entry requirements. State and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

   Alabama, Georgia, Florida, Kentucky, South Carolina and Tennessee each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in Alabama, Georgia, Florida, Kentucky, South Carolina and Tennessee. As a condition of providing intrastate telecommunications services, we are required, among other things:

  . to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

  . to comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

  . to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers, and content of customer bills), complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations.

   As we expand our telecommunications services into new states, we will likely to be required to obtain certificates of authority to operate, and be subject to similar ongoing regulatory requirements, in those states as well.

   In addition, the states have authority under the Telecommunications Act of 1996 to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers' facilities with those of the local exchange carrier, and to arbitrate disputes arising in negotiations for interconnection. We have executed local network interconnection agreements with BellSouth for the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations.

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

Franchises

   As described above, cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as:

  .  time limitations on commencement and completion of system construction;

  .  customer service standards;

  .  minimum number of channels; and

  . the provision of free service to schools and certain other public institutions.

   We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. Our franchises generally have ten to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration.

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

   The following table lists our existing and pending franchises by market, term and expiration date.

                                                      Term
Market Area                                          (years)   Expiration Date
-----------                                          ------- -------------------

Huntsville, AL
 Huntsville, AL.....................................     6              3/6/2006
 Limestone County, AL...............................    15              5/7/2005
 Madison, AL........................................    15            10/22/2006
 Madison County, AL.................................    10            11/20/2009
 Redstone Arsenal, AL...............................    10              2/8/2011

Montgomery, AL
 Autauga County, AL.................................    15            10/15/2013
 Maxwell Air Force Base, AL.........................     5             9/30/2003
 Montgomery, AL.....................................    15              3/6/2005
 Prattville, AL.....................................    15              7/7/2013

Valley, AL/West Point, GA
 Chambers County, AL................................    15            12/15/2012
 Lanett, AL.........................................    15             1/20/2013
 Valley, AL.........................................    15             1/12/2013
 West Point, GA.....................................    15             1/19/2013

Panama City, FL
 Bay County, FL.....................................     8              1/5/2006
 Cedar Grove, FL....................................    15              6/9/2013
 Callaway, FL.......................................    10             9/28/2009
 Lynn Haven, FL.....................................    20             5/12/2018
 Panama City, FL....................................    20             3/10/2018
 Parker, FL.........................................    10             12/7/2009

Augusta, GA
 Augusta/Richmond County, GA........................    15             1/20/2013
 Aiken County, SC...................................    15             6/30/2015
 Berkeley County, SC................................    15            11/05/2013
 Burnettown, SC.....................................    15             6/20/2015
 North Augusta, SC..................................    10             6/30/2010

Columbus, GA
 Columbia County, GA................................    11             11/1/2009
 Columbus, GA.......................................    10             3/16/2009

Louisville, KY
 Louisville, KY.....................................    15             9/12/2015
 Jefferson County, KY...............................         Application Pending

Charleston, SC
 Charleston, SC.....................................    15             4/28/2013
 Charleston County, SC..............................    15            12/15/2013
 Dorchester County, SC..............................    15             7/20/2013
 Goose Creek, SC....................................    15            11/17/2013
 Hanahan, SC........................................    15              9/8/2013
 Lincolnville, SC...................................    15             12/2/2013
 Mount Pleasant, SC.................................    15              3/9/2014
 North Charleston, SC...............................    15             5/28/2013
 Summerville, SC....................................    15             8/31/2013

Knoxville, TN
 Knox County, TN....................................    10              6/9/2010
 Knoxville, TN......................................    15             5/18/2015

Nashville, TN
 Brentwood, TN......................................    15             4/24/2015
 Franklin County, TN................................    15              5/9/2015
 Nashville, TN......................................    15            10/17/2015
 Williamson County, TN..............................    15              5/8/2015

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

RISK FACTORS

   The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business prospects, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

 We have lost money on our operations to date.

   As of December 31, 2000, we had an accumulated deficit of $180.5 million. We expect to incur net losses for the next several years as we continue to build our networks. Our ability to generate profits and positive cash flow will depend in large part on our ability to obtain enough subscribers for our services to offset the costs of constructing and operating our networks. If we cannot achieve operating profitability or positive cash flows from operating activities, our business, financial condition and operating results will be adversely affected.

 Failure to obtain additional funding would limit our ability to complete our existing networks or expand our business.

   We currently expect to spend approximately $85.0 million during 2001 to expand our networks in the markets where we currently provide service. We raised $93.5 million from the issuance of Series C preferred stock in January 2001, which management expects to be sufficient to fund planned 2001 capital expenditures. If we raise additional funds, the amount that we currently expect to spend in 2001 may increase. Planned capital expenditures in 2002 and thereafter to complete our networks in the markets where we currently provide service will have to be funded from the proceeds from additional debt or equity financings. There can be no assurance that we will raise proceeds sufficient to completely build out our existing markets. We cannot assure you that additional financing will be available to us or, if available, that it can be obtained on a timely basis and with acceptable terms. If we fail to obtain sufficient financing, we may be required to defer or abandon our plans, which could have a material adverse effect on our business. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

   In addition, we plan to expand into new cities, including Nashville and Louisville, where we do not currently have networks. We estimate the cost of launching service in new markets, including construction and implementation of networks in new cities, to be approximately $75 million to $100 million per 100,000 homes. Actual costs may exceed this estimate if, for example, we were to make changes in our buildout schedule or if our engineering costs are greater than we expect. We will need significant additional financing to expand into additional markets, as well as for new business activities and for any additional acquisitions. We cannot assure you that additional financing will be available to us or, if available, that it can be obtained on a timely basis and with acceptable terms. If we fail to obtain sufficient financing, we may be required to defer or abandon our expansion plans.

 The significant amount of debt we have could harm our business.

   As of December 31, 2000, we had $367.6 million of debt, including accrued interest, and $68.0 million of stockholders' equity, before giving effect to the issuance of $93.5 million of Series C preferred stock in January 2001. We anticipate that we will incur more debt as we expand our existing networks and move into new markets. We are currently in discussions with First Union National Bank to refinance our existing $50 million credit facility, but there can be no assurances that these discussions will be successful.

   Our debt could adversely affect our business in a number of ways, as:

  . we have to spend a significant amount of our available funding to pay interest and repay principal on debt;

  .  we may have difficulty obtaining additional financing;

  . we may have limited flexibility in planning for or reacting to changes in our business;

  . we may have more debt relative to our competitors, which may place us at a disadvantage; and

  .  we may be more vulnerable to any economic downturns.

   Our earnings were not sufficient to cover our fixed charges by $27.6 million in 1998, $76.7 million in 1999 and by $104.1 million in 2000. We will need to grow and generate profits in order to generate the cash to repay our debt. If we cannot meet our debt payments, we may need to seek additional financing or sell some of our assets, which would adversely affect our business, operations and the value of our company. We cannot assure you that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. If we fail to obtain such financing, it could result in the delay or curtailment of our development, expansion plans and capital expenditures and could have a material adverse effect on our business.

 Restrictions on our business imposed by our debt agreements could limit our growth or activities.

   Our indenture and our existing credit agreement currently, and any new credit agreement that we enter into in the future will, place operating and financial restrictions on us and our subsidiaries. These restrictions, and any restrictions created by future financings, will affect our and our subsidiaries' ability to:

  .  incur additional debt;

  .  create liens on our assets;

  .  make investments;

  .  use the proceeds from any sale of assets; and

  .  make distributions on or redeem our stock.

   In addition, our existing credit facility requires us to maintain certain financial ratios. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at the maturity of the debt.

 We have grown rapidly and have a limited history of operating our current systems. This makes it difficult for you to completely evaluate our performance.

   We commenced sales of bundled services in 1997 and have grown rapidly since then. As a result, historical financial information about us may not be indicative of the future or of results that we can achieve. Our recent growth in revenues over our short operating history is not necessarily indicative of future performance.

 We may encounter difficulties expanding into additional markets.

   To expand into additional cities we will have to obtain pole attachment agreements, construction permits, franchises and other regulatory approvals. Delays in entering into pole attachment agreements and in receiving the necessary construction permits and in conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Further, as we are currently experiencing in Louisville, we may face resistance from competitors who are already in these markets. For example, a competitor may oppose or delay our franchise application or our request for pole attachment space. These difficulties could significantly harm or delay the development of our business in new markets.

 The rates we pay for pole attachments may significantly increase.

   The rates we must pay utility companies for space on their utility poles is the subject of frequent disputes. One case, that we are not involved in, has been appealed to the United States Supreme Court. If the rates we pay for pole attachments were to increase significantly, it would cause our networks to be more expensive to operate and could have a material adverse effect on our cash flows and margins. It could also place us in a competitive disadvantage to video providers who do not require pole attachments, such as satellite providers.

 Competition from other providers of voice services could adversely affect our results of operations.

   In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets and a number of long-distance phone companies such as AT&T Corp., WorldCom, Inc. and Sprint Corporation. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies. BellSouth Telecommunications, Inc. is the primary incumbent local phone company in our targeted region and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. Our other competitors include:

  . independent or competitive local exchange carriers, which are local phone companies other than the incumbent phone company that provide local telephone services and access to long-distance services over their own networks or over networks leased from other companies;

  .  regional Bell operating companies other than BellSouth;

  .  wireless telephone carriers;

  . cable television service operators who have announced their intention to offer telephone services in the future;

  .  utility companies; and

  . companies offering advanced technologies such as Internet-based telephony.

   Major long-distance service providers have recently adopted price decreases and promotional activities. We expect these price decreases to continue into the foreseeable future and additional price decreases may be adopted. We expect that we will need to lower our long distance prices to remain competitive, which could have a material adverse impact on our results of operations.

 Competition from other providers of video services could adversely affect our results of operations.

   To be successful, we will need to retain our existing cable television subscribers and to attract cable television subscribers away from our competitors. Some of our competitors have competitive advantages over us, such as long-standing customer relationships and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing video service, we currently compete with AT&T Broadband, Comcast Cable Communications, Inc., Time Warner Cable, Mediacom Communications Corporation and Charter Communications, Inc. We also compete with satellite television providers DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include:

  .  other cable television providers;

  .  broadcast television stations; and

  .  other satellite television companies.

We expect in the future to compete with telephone companies providing cable television service within their service areas and wireless cable companies.

   New legislation has allowed satellite television providers to offer local programming. This could reduce our current advantage over satellite television providers in this area and hurt our ability to attract and maintain subscribers. In addition, major providers of video services in our new markets generally adopt promotional discounts. We expect these promotional discounts in our new markets to continue into the foreseeable future and additional promotional discounts may be adopted. We expect that we will also need to offer promotional discounts to be competitive, which could have a material adverse impact on our results of operations.

 Competition from other providers of data services could adversely affect our results of operations.

   Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages over us, such as greater experience, resources, marketing capabilities and stronger name recognition.

   In providing data services, we compete with:

  .  traditional dial-up Internet service providers;

  . incumbent local exchange providers which provide digital subscriber lines, or DSL;

  .  providers of satellite-based Internet access services;

  .  long-distance telephone companies; and

  .  cable television companies.

   We also expect to compete in the future in providing high-speed data services with providers of multi-channel multipoint distribution services as well as providers of local multipoint distribution services. In addition, major providers of data services have adopted price decreases and promotional activities, such as free Internet access. We expect these price decreases and promotional activities to continue into the foreseeable future and additional price decreases may be adopted. We expect that we will need to lower our prices for data services to remain competitive, which could have a material adverse impact on our results of operations.

 Our programming costs are increasing, which could reduce our cash flow and operating margins.

   Programming has been our largest single operating expense item and we expect this to continue. In recent years, the cable industry has experienced a rapid increase in the cost of programming, particularly sports programming. We expect this increase to continue, and we may not be able to pass programming costs increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

 Programming exclusivity in favor of our competitors could adversely affect the demand for our cable services.

   We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming. We provide programming in each of these markets as well, and these exclusivity arrangements restrict our access to programming. Our restricted ability to offer certain programming on our cable television systems may adversely affect the demand for our cable services or increase our cost to obtain programming.

 If we are not able to manage our growth, our business and our results of operations will be harmed.

   Our ability to grow will depend, in part, upon our ability to:

  .  successfully implement our strategy;

  .  evaluate markets;

  .  secure financing;

  .  construct facilities;

  .  obtain any required government authorizations; and

  .  hire and retain qualified personnel.

   In addition, as we increase our service offerings and expand our targeted markets, including possible expansion into Louisville and Nashville, we will have additional demands on our customer support, sales and marketing, administrative resources and network infrastructure. If we cannot effectively manage our growth, our business and results of operations will be harmed.

 Acquisitions and joint ventures could strain our business and resources.

   If we acquire existing companies or networks, or enter into joint ventures, we may:

  .  miscalculate the value of the acquired company or joint venture;

  .  divert resources and management time;

  . experience difficulties in integration of the acquired business or joint venture with our operations;

  . experience relationship issues, such as with customers, employees and suppliers, as a result of changes in management;

  . incur additional liabilities or obligations as a result of the acquisition or joint venture; and

  . assume additional financial burdens or dilution incurred with the transaction.

   Additionally, ongoing consolidation in our industry may be shrinking the number of attractive acquisition targets.

 We operate our networks under franchises that are subject to non-renewal or termination, either of which could adversely affect our business.

   Our networks generally operate pursuant to franchises, permits or licenses typically granted by a municipality or other state or local government controlling the public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority's regulations. Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. Our franchises expire at various times in the future beginning in 2003. See Item 1-"Business-- Franchises". If one of our franchises is not renewed or is terminated, it could adversely affect our business.

 If we are not able to obtain new franchises in a timely manner and on acceptable terms and conditions, our business will be harmed.

   Our business depends on our ability to obtain new franchises in a timely manner and on acceptable terms and conditions. We cannot predict whether we will obtain franchises in new markets on terms that will make construction of a network and provision of broadband communications services economically attractive for us. We have been awarded a franchise in Louisville, Kentucky, but it is being contested by the incumbent cable provider. Until litigation relating to the Louisville franchise is resolved, we do not plan to begin construction of our network in that market.

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

   In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our networks. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our new markets may also impose regulatory constraints or requirements which could increase our expenses in operating our business.

 Loss of access to other companies' networks could impair our telephone services.

   We rely on other companies to provide:

  . communications capacity between our facility that switches telephone calls and our local networks;

  .  long-distance telephone services;

  . space at areas along our networks or in switching centers to locate equipment. Because our equipment needs to be located near and often connected to similar equipment operated by other providers for efficiency reasons, which is called co-location, available space can be quite limited; and

  .  special network services for Internet transport requirements.

   We purchase these services from two primary vendors, Business Telecom, Inc. and ITCDeltaCom, both of which compete with us. If we lost services from either of these companies, we would have to find another entity that could provide these services for us and may have to pay more for the same services or meet a higher minimum purchase commitment. Further, if either of these companies reduced our access to its facilities because that company did not have the capacity to provide these services to us, our business would be harmed.

 Loss of interconnection arrangements could impair our telephone service.

   We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to BellSouth's telephone network under a nine-state interconnection agreement, which expires in September 2002. If our interconnection agreement is not renewed, we will have to negotiate another interconnection agreement with BellSouth. The renegotiated agreement could be on terms less favorable than our current terms.

   It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation, which could have a negative impact on our interconnection agreement with BellSouth. It is also possible that further amendments to the Communications Act of 1934 may be enacted which could have a negative impact on our interconnection agreement with BellSouth. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes and implementing regulations and whether they are favorable to us.

 Changes in demand for our voice services could harm our business.

   We could be affected by changes in demand for our telephone services, including reduced demand for:

  .  traditional and premium telephone services;

  .  additional access lines per household; and

  .  billing and collection services.

   In addition, increased local competition in our market areas could result in a decline in demand for our voice services.

 The demand for our bundled communications services could be lower than we expect.

   We have only been providing bundled broadband communications services since 1997. Our bundled broadband communications strategy could be unsuccessful due to:

  .  competition;

  .  pricing;

  .  regulatory uncertainties; or

  .  operating and technical difficulties.

   In addition, the demand for some of our planned broadband communications services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect.

 Existing and future technological implementations and developments may hurt our business.

   Existing and future technological implementations and developments may reduce our networks' competitiveness or require expensive and time-consuming upgrades or additional equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result. We are currently implementing a new customer billing system, and we cannot assure you that it will be implemented successfully.

 We depend on third-party equipment and software suppliers. If we are unable to procure the necessary equipment, our ability to offer our services could be impaired. This could adversely affect our growth, financial condition and results of operations.

   We depend on vendors to supply the set-top converter boxes, digital headend equipment, and cable modems. This equipment is available from a limited number of suppliers. We typically purchase this equipment under purchase orders placed from time to time and we do not carry significant inventories. If demand exceeds our inventories and we are unable to obtain required equipment on a timely basis and at an acceptable cost, our ability to recognize additional revenue from digital services could be delayed or impaired. In addition, if there are no suppliers who are able to provide devices that comply with evolving Internet and telecommunications standards or that are compatible with other products or components we use, our business would be impaired.

 We may experience difficulty in engaging sufficient construction contractors and our construction costs could increase.

   The expansion and upgrade of our existing networks and the development of future networks require us to hire construction contractors. We have had and may continue to have difficulty hiring experienced contractors because of increases in demand for construction services. Our construction costs could increase significantly over the next few years as demand for construction services continues to grow.

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

   We provide our services to areas in Alabama, Florida, Georgia, South Carolina and Tennessee, which are all in the southeastern United States. A stagnant or depressed economy in the southeastern United States could affect all of our markets, and adversely affect our business and results of operations.

 Our service networks or other facilities could be damaged by natural catastrophe.

   Our success depends on the efficient and uninterrupted operation of our communications services. Our networks are attached to poles and other structures in our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood or other catastrophic event in one of these areas could damage our networks, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural disaster could damage several of our networks.

 All of our voice and data traffic passes through our switch in West Point, Georgia, and our switch may fail to operate.

   All of our voice and data traffic passes through our switch in West Point, Georgia. If our switch were to fail to operate, our customers would not be able to access our voice and data services, which likely would damage our relationship with our customers and could have a material adverse impact on our business.

 We could be hurt by future interpretation or implementation of regulations.

   The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation.

   There are proposals before the United States Congress and the Federal Communications Commission to require all cable operators to make a portion of their cable systems' capacity available to other Internet service providers, such as telephone companies. AT&T previously announced that it would open its systems to competing Internet service providers, or ISPs, including EarthLink, and, in November of 2000, announced plans to test market a service allowing customers to access eight different ISPs over AT&T Broadband's cable and DSL lines. Both the FTC and FCC imposed conditions on the recent merger of American Online Inc. and Time Warner Inc., requiring the combined company to provide unaffiliated ISPs with access to the company's cable systems. Certain local franchising authorities are considering or have already approved similar open access requirements. If regulators decide to require us to provide competing telephone or Internet service providers with access to our broadband networks under unfavorable terms, much of the competitive advantage we have from owning our own networks could be eliminated. Competing Internet service providers could stream video over their systems, in direct competition with our programming services.

   Our interconnection agreements, which we depend on to reach users who are not our customers, are subject to regulation by the FCC and state authorities. Unfavorable regulation that delays interconnection or increases the cost of interconnection would hurt our business.

   It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation. It is also possible that further amendments to the Communications Act of 1934 may be enacted. Our ability to compete successfully will depend on the nature and timing of any such legislative changes and implementing regulations and whether they are favorable to us.

Risks Related to Relationships with Stockholders, Affiliates and Related
Parties

 Our relationships with ITC Holding's companies may cause conflicts of interests.

   Prior to February 2000, we were a subsidiary of ITC Holding. We continue to have relationships with several of ITC Holding's subsidiaries and affiliated companies. Some of our directors and stockholders are directors, stockholders or officers of various ITC Holding companies. When the interests of ITC Holding or other ITC Holding companies differ from ours, the ITC Holding companies act in their own respective best interests, which could be adverse to our interests. Moreover, conflicts may arise in the negotiation and enforcement of our agreements with these companies.

 A small number of stockholders control a significant portion of our stock.

   As of January 31, 2001, approximately 15.7% of our outstanding voting stock on an as-converted basis was beneficially owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier's family. Our directors and executive officers as a group beneficially owned on that date 53.2% of our outstanding voting stock on an as-converted basis. Further, SCANA Communications Holdings, J. H. Whitney IV, L.P., The Blackstone Group private equity funds, ITC Telecom Ventures, South Atlantic Capital private equity funds and AT&T Ventures private equity funds beneficially owned approximately 13.7%, 13.7%, 10.4%, 7.2%, 5.6% and 4.4% of our outstanding voting stock, on an as-converted basis, respectively. Furthermore, SCANA Communications Holdings and ITC Telecom Ventures together own approximately 53.0% of the shares of Series C preferred stock, and J. H. Whitney IV, L.P. and The Blackstone Group private equity funds together own approximately 70.0% of the shares of Series B preferred stock. As a result, these stockholders have significant voting power with respect to the ability to:

  . authorize the creation and issuance of additional shares of capital stock;

  .  elect our directors;

  .  amend our certificate of incorporation or bylaws; or

  .  effect a merger, sale of assets or other corporate transaction.

   After this offering, these stockholders will continue to have significant voting power. The extent of ownership by these stockholders may also discourage a potential acquirer from making an offer to acquire us. This could reduce the value of our stock.

 Some of our major stockholders own stock in our competitors and may have conflicts of interest.

   As of December 31, 2000, Campbell B. Lanier, III, the chairman of our board of directors and one of our major stockholders, owned approximately 10% of the outstanding stock of ITCDeltaCom. Additionally, some of our other major stockholders, including private equity funds associated with AT&T Ventures, Whitney & Co. and The Blackstone Group, own or in the future may own interests in companies that may compete with us. When the interests of one of our competitors differs from ours, these stockholders may support our competitor or take other actions that could adversely affect our interests.

 We have entered into a stockholders agreement with our Series A, Series B and Series C preferred stockholders that gives them registration rights and preemptive rights which may make it more difficult for us to issue our securities to new investors.

   We have entered into a stockholders agreement with the holders of our Series B preferred stock, the holders of our Series C preferred stock and some of the holders of our Series A preferred stock that grants them registration rights and preemptive rights. These rights may inhibit our ability to conduct future sales of our securities.

 We are no longer able to rely on ITC Holding for access to capital.

   Since our spin-off was completed in February 2000, we no longer have access to capital through ITC Holding. Although ITC Telecom Ventures, an indirect wholly owned subsidiary of ITC Holding, invested $25.0 million in our Series C preferred stock in January 2001, we believe that it is less likely that ITC Holding will be willing to provide financing to us or enter into other transactions with us in the future. In the past, ITC Holding has contributed equity to us and has lent money to us. We can no longer rely on financing from ITC Holding.

 Anti-takeover provisions in our charter documents could make it hard for a third party to acquire us.

   Our charter and bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving our company. Any of these anti-takeover provisions could lower the value of our stock.


NO TRADING MARKET EXISTS FOR OUR SECURITIES, AND OUR SECURITIES ARE SUBJECT TO TRANSFER RESTRICTIONS.

   Our stock is not traded on any stock exchange or quoted on the Nasdaq National Market, or any other established trading market, and no market makers currently make a market in our stock. We do not expect that an active public market for our stock will develop. With the lack of an active public market for our stock, our stockholders' ability to sell securities is limited.

IF WE ISSUE MORE STOCK IN FUTURE OFFERINGS, THE PERCENTAGE OF OUR STOCK THAT OUR STOCKHOLDERS OWN WILL BE DILUTED.

   As of January 31, 2001, we had 443,301 shares of common stock, 50,912,155 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock and 31,166,667 shares of Series C preferred stock outstanding. We also had outstanding on that date options to purchase 6,041,816 shares of common stock and 3,262,276 shares of Series A preferred stock as well as warrants to purchase 994,961 shares of Series A preferred stock. Future stock issuances also will reduce the percentage ownership of our current stockholders.

ALTHOUGH OUR STOCK IS NOT PUBLICLY TRADED, THE VALUE OF OUR STOCK COULD BE HURT BY SUBSTANTIAL PRICE FLUCTUATIONS.

   The value of our capital stock could be subject to sudden and material increases and decreases, even though it is not publicly traded. The value of our stock could fluctuate in response to:

   . our quarterly operating results;

   . changes in our business;

   . changes in the market's perception of our bundled services;

   . changes in the businesses or market perceptions of our competitors; and

   . changes in general market or economic conditions.

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


FORWARD-LOOKING STATEMENTS SHOULD BE READ WITH CAUTION.


   This Annual Report on Form 10-K for the year ended December 31, 2000 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as other places in this Annual Report. Statements in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements include those relating to:

  .  plans to develop future networks and upgrade facilities;

  .  the market opportunity presented by markets we have targeted;

  .  future business developments;

  .  the current and future markets for our services and products;

  .  our anticipated capital expenditures;

  .  our anticipated sources of capital;

  .  the effects of regulatory reform on our business;

  .  competitive and technological developments;

  .  possible acquisitions and alliances; and

  .  projected revenues, liquidity, interest costs and income.

   The words "estimate," "project," "intend," "expect," "believe," "may," "could," "plan" and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. However, these statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements such as the risks discussed above. We caution you to carefully consider these risks and not to place undue reliance on our forward-looking statements.

EMPLOYEES

     At January 31, 2001 we had 1,038 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in voice, video and data technologies. We do not believe we will have problems retaining personnel with the necessary qualifications.

ITEM 2.  PROPERTIES

   We own or lease property in the following locations:

Location                 Address                  Lease/Own Primary Use
--------                 -------                  --------- -----------
Augusta, GA............. 3714 Wheeler Road          Own     Administrative offices, headend and call center
Charleston, SC.......... 4506 Dorchester Road       Own     Administrative offices and headend
Columbus, GA............ 1701 Boxwood Place         Lease   Administrative offices and headend
Huntsville, AL.......... 2401 10th Street           Own     Administrative offices and headend
Knoxville, TN........... 10115 Sherrill Boulevard   Own     Administrative offices and headend
Lanett, AL.............. 415 Gilmer                 Lease   Administrative offices
Montgomery, AL.......... 1450 Ann Street            Lease   Headend and technical offices
Panama City, FL......... 13200 P.C.B. Pkwy.         Lease   Administrative offices and headend
West Point, GA.......... 1241 O.G. Skinner Drive    Own     Corporate administrative offices
West Point, GA.......... 206 West 9th Street        Lease   Network operations center

   In addition to these properties, we also hold operating leases for hub sites along our networks in each market. Our principal physical assets consist of fiber optic and coaxial broadband cable and equipment, located either at the equipment site or along the networks. Our distribution equipment along the networks is generally attached to utility poles we own or use under standard pole attachment agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See "Item 1--Business--Legislation and Regulation" for a discussion of the FCC's regulation of pole attachment rates. Our franchises give us rights-of-way for our networks. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

ITEM 3.  LEGAL PROCEEDINGS

   On November 2, 2000, Insight Communications Company, L.P. filed suit against the City of Louisville, Kentucky in state court seeking declaratory relief in connection with the franchise granted to us by the City of Louisville. In this lawsuit, Insight seeks a declaration that (1) the franchise granted to us contains terms more favorable to us than the terms in Insight's franchise are to Insight; (2) the procedure followed for the bid and award of our franchise violated Kentucky law; (3) the City of Louisville violated state law by failing to provide Insight with certain records in connection with the issuance of our franchise; and (4) the Knology franchise is null and void. Although Knology is not a party to this action, the matter is predicated upon the franchise granted to Knology by the City of Louisville. Pursuant to the terms of our franchise agreement, the filing of this lawsuit suspended the effective date of our Louisville franchise and precludes us from beginning construction of our broadband network in the City of Louisville until the court issues a final and nonappealable decision resolving the dispute.

   On November 8, 2000, we filed an action in federal court against Insight Communications Company, L.P., Insight Kentucky Partners II, L.P., and the City of Louisville, Kentucky seeking declaratory relief, injunctive relief and damages. In short, we allege that certain provisions contained in the franchise agreement between Knology and the City of Louisville and the franchise agreement between Insight and the City of Louisville that allow Insight to stay our franchise from becoming effective (and thus precluding us from beginning construction of our broadband network in the City of Louisville) violate state and federal law and are unconstitutional. We have sought a preliminary injunction to block application of the stay provisions while the court considers the merits of the case.

   We are also subject to other litigation in the normal course of our business. However, in our opinion, there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations or liquidity. We are also a party to regulatory proceedings affecting the relevant segments of the communications industry generally.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On November 1, 2000, the holders of our Series A preferred stock, Series B preferred stock and Common stock, voting together as single class, re-elected L. Charles Hilton, Jr. and Richard S. Bodman as board members who will serve for three-year terms or until their successors are duly elected and qualified, and the holders of our Series B preferrd stock, voting as a separate class, re-elected Bret Pearlman and William Laverack, Jr. as board members who will serve for one-year terms or until their successors are duly elected and qualified.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our stock is not traded on any exchange or quoted on the Nasdaq National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

  As of January 31, 2001, we had 443,301 shares of common stock outstanding held of record by approximately 23 stockholders, 50,912,155 shares of Series A preferred stock outstanding held of record by approximately 460 stockholders, 21,180,131 shares of Series B preferred stock outstanding held of record by approximately 29 stockholders and 31,166,667 shares of Series C preferred stock outstanding held of record by approximately 20 shareholders.


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


RECENT SALES OF UNREGISTERED SECURITIES

     Not Applicable


ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth our selected consolidated financial data which has been derived from our audited financial statements, other than our financial statements as of December 31, 1996 which are unaudited.

   We were formerly a subsidiary of ITC Holding. We own 100% of Knology Broadband, Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, each of which ITC Holding owned separately before we owned it. ITC Holding formed us in September 1998 and, in November 1999, contributed these companies to us along with other related assets in a transaction that we refer to as our reorganization. See Note 1 to our financial statements for more information regarding the reorganization. In February 2000, ITC Holding distributed all of its shares of our stock and options to purchase shares of our stock to its stockholders and option holders, which we refer to as our spin-off from ITC Holding.

   For the years ended December 31, 1996 and December 31, 1997, Knology Broadband was not consolidated for financial reporting purposes, but was reflected as an equity investment in subsidiary. As a result, the financial data in this memorandum for the years ended December 31, 1996 and December 31, 1997, includes only our equity in Knology Broadband's net loss for such years. The financial data for the year ended December 31, 1998, includes the financial results of Cable Alabama from September 1, 1998, the date of its acquisition by Knology Broadband, which was accounted for as a purchase.

   The selected financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes, and other financial data included elsewhere in this Annual Report.

                                          Year Ended December 31,
                          ------------------------------------------------------------
                             1996        1997          1998        1999        2000
                          ----------  -----------  ------------  ---------  ----------
                               (dollars in thousands, except per share data)
Statement of Operations
 Data:
Operating revenues......  $   17,527  $    17,633  $     45,132  $  66,721  $   82,573
Operating expenses:
 Cost of services.......       2,991        3,121        16,797     26,965      31,010
 Selling, operations
  and administrative....       8,332        9,498        33,266     45,960      58,725
 Depreciation and
  amortization..........       3,022        2,782        17,327     40,970      60,672
                          ----------  -----------  ------------  ---------  ----------
   Total operating
    expenses............      14,345       15,401        67,390    113,895     150,407
Operating income
 (loss).................       3,182        2,232       (22,258)   (47,174)    (67,834)
Interest (expense),
 net....................         184          455       (19,428)   (32,944)    (34,859)
Equity losses in
 subsidiary.............      (1,052)      (2,445)          --         --          --
Other income (expense),
 net....................         489          (59)          784        107      (1,373)
Income (loss) before
 minority interest,
 income tax (provision)
 benefit and cumulative
 effect of a change in
 accounting principle...       2,803          183       (40,902)   (80,011)   (104,066)
Minority interest.......         --           --         13,294      3,268         --
Income tax (provision)
 benefit................      (1,372)      (1,011)        5,631     19,697       3,170
Cumulative effect of a
 change in accounting
 principle..............         --           --           (583)       --          --
                          ----------  -----------  ------------  ---------  ----------
Net income (loss).......       1,431         (828)      (22,560)   (57,046)   (100,896)
Subsidiary preferred
 stock dividends........         --        (4,193)       (1,424)    (1,745)        --
                          ----------  -----------  ------------  ---------  ----------
Net income (loss)
 attributable to common
 stockholders...........  $    1,431  $    (5,021) $    (23,984) $ (58,791) $ (100,896)
                          ==========  ===========  ============  =========  ==========
Basic and diluted net
 income (loss) per share
 attributable to common
 stockholders...........  $14,301.91  $(50,206.17) $(239,835.23) $  (11.45) $    (1.45)
Basic and diluted
 weighted average number
 of common shares
 outstanding............         100          100           100  5,132,653  69,623,792
Other Financial Data:
Capital expenditures....  $      995  $     1,727  $    120,227  $  87,386  $  146,706
Capitalized interest....         --           676         2,469      3,040       2,329
Cash provided by
 operating activities...       4,771        3,680        23,036      2,236      35,884
Cash used in investing
 activities.............        (197)     (22,224)      (34,587)   (29,316)   (149,986)
Cash (used in) provided
 by financing
 activities.............      (4,457)      18,726        16,083     29,740     126,911
Adjusted EBITDA(1)......       6,204        5,014        (4,930)    (6,204)     (7,162)
Ratio of earnings to
 fixed charges and
 preference
 dividends(2)...........        3.57x        1.03x          --         --          --

                                               December 31,
                              -------------------------------------------------
                                 1996      1997      1998      1999      2000
                              ----------- -------  --------  --------  --------
                                              (in thousands)
                              (unaudited)
Balance Sheet Data:
Cash and cash equivalents...    $    83   $   627  $  5,159  $  7,819  $ 20,628
Net working capital.........      2,978    (1,240)   49,979    15,664    12,918
Property and equipment,
 net........................     11,375    11,261   211,886   273,897   377,421
Total assets................     22,883    30,196   374,681   400,334   489,406
Long-term debt, including
 accrued interest...........        --        --    276,179   331,012   367,616
Total liabilities...........      7,236     6,656   314,414   357,684   416,715
Minority interest...........        --        --      3,268       --        --
Retained earnings
 (accumulated deficit)......      9,598     3,181   (20,802)  (79,593) (180,490)
   Total stockholders'
    equity..................     15,648    23,540    54,512    37,923    67,965

--------
(1) Adjusted EBITDA represents earnings before interest income and expense, income taxes, depreciation and amortization, other (expense) income, equity losses in subsidiary, minority interests and the cumulative effect of change in accounting principle. While adjusted EBITDA should not be construed as a substitute for operating income (loss) as a measure of performance or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is a measure commonly used in our industry and is included in this memorandum because we believe adjusted EBITDA provides relevant and useful information to our investors. Since the elements of adjusted EBITDA are determined using the accrual basis of accounting and adjusted EBITDA excludes the effects of capital and financing related costs, investors should not use it to analyze and compare companies on the basis of operating performance. We utilize and have disclosed adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements; to incur additional indebtedness; and to fund continuing growth. Adjusted EBITDA may not necessarily be calculated comparably with similarly titled measures for other companies. Additionally, we do not currently believe that there are any legal or functional requirements that limit management's discretionary use of funds depicted by adjusted EBITDA.

(2) Earnings consist of income before preferred stock dividends, income taxes and fixed charges. Fixed charges consist of interest expense, capitalized interest and the portion of rent expense under operating leases representing interest, which is estimated to be one-third of such expense. Our earnings were not sufficient to cover our fixed charges by $27.6 million, $76.7 million and $104.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN
ITEM 1--BUSINESS--RISK FACTORS. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

     The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our "Selected Consolidated Financial Data" and our financial statements and related notes elsewhere in this Annual Report.

     Our historical financial statements include the assets, liabilities and results of operations of our subsidiaries which were majority-owned by ITC Holding during 1998 and 1999. Accordingly, our financial statements include the assets, liabilities and results of operations of all of our subsidiaries for the years ended December 31, 1998, 1999 and 2000.


Background

     Knology, Inc. was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. One of those ITC Holding subsidiaries was Knology Broadband, Inc. which operated most of the broadband network subsidiaries we currently operate. In November 1999, in order to effectuate the reorganization:

     .  ITC Holding contributed to Knology:

        -- its 85% interest in Knology Broadband;

        -- all of the outstanding capital stock of Interstate Telephone, Valley
           Telephone, Globe Telecommunications, Inc. and ITC Globe, Inc., referred to as our "telephone operations group;"

        -- a note in the principal amount of $9.6 million; and

        -- its 6% interest in ClearSource, Inc., subscription rights to purchase
           ClearSource shares and $5.7 million in cash to purchase the additional ClearSource shares; and

     . the holders of the remaining 15% interest in Knology Broadband exchanged that interest for shares of Knology, and the holders of outstanding warrants to purchase Knology Broadband preferred stock exchanged those warrants for warrants to purchase preferred stock of Knology.

     As a result of the reorganization, ITC Holding held a 90% interest in us, which it distributed to its stockholders in February 2000.

     The reorganization was accounted for in a manner similar to a pooling of interest for the telephone operations group. Knology Broadband and its subsidiaries are treated as an equity investment in our consolidated financial statements from 1996 through June 1998 because ITC Holding owned 29.0% of Knology Broadband during that time. Knology Broadband and its subsidiaries have been consolidated in our financial statements since July 1998 when ITC Holding increased its ownership to 85.0%. The 1998 financials include the accounts of Knology Broadband for the entire year and the minority interest in losses includes the 58.0% share of Knology Broadband's losses for the period from January 1998 to July 1998. For a more detailed description of the reorganization and its accounting treatment, see Note 1 to our consolidated financial statements.

     In January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned us $29.7 million to fund our capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase our Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding's option holders on February 4, 2000.

     In June 1998, Knology Broadband acquired TTE Inc., a non-facilities based reseller of local, long-distance and operator services in Charleston, South Carolina. The acquisition was accounted for as a purchase, and the results of TTE have been included in our financial statements since the date of its acquisition.

     In September 1998, Knology Broadband acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The acquisition was accounted for as a purchase and the operations of the system have been included in our financial statements since the date of its acquisition.


SIGNIFICANT ACCOUNTING POLICIES

     The reorganization described above has been accounted for in a manner similar to a pooling of interest for Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, our telephone operations group. Knology Broadband and subsidiaries have been treated as an equity investment in subsidiary in 1996 and 1997 in relation to our 24% and 29% ownership interest, respectively. Knology Broadband and subsidiaries have been consolidated with us in 1998 and 1999 in relation to the 85% controlling interest obtained in July 1998 which was recorded at ITC Holding's historical cost. For the period from August 1998 to December 1998, the 15% of Knology Broadband that we did not own has been reflected as minority interest and the pro-rata losses attributed to the minority holders to the extent that their investment was greater than zero (which it was for the period discussed here) in accordance with Financial Accounting Standards Board Current Text on Consolidation and Statement of Financial Accounting Standards No. 94. Because a controlling interest in Knology Broadband was acquired in August 1998, the financial statements for the year ended December 31, 1998 include the accounts of Knology Broadband for the entire year and the minority interest in losses includes the 58% share of Knology Broadband's losses for the period January 1998 to July 1998.

     The exchange of the remaining 15% of Knology Broadband for shares of our stock was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. We had recorded 100% of Knology Broadband's losses since Knology Broadband's equity was less than zero.

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedging accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. Our required adoption date is January 1, 2001. Upon adoption of the three statements, we expect no material impact to its results of operations or financial position.
                                      43

Revenues and Expenses

     We can group our revenues into the following categories:

     . Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 53.0% and 51.0% of our consolidated revenues for the years ended December 31, 1999 and 2000, respectively.

     . Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 43.0% and 42.0% of our consolidated revenues for the years ended December 31, 1999 and 2000, respectively.

     . Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 4.0% and 7.0% of our consolidated revenues for the year ended December 31, 1999 and 2000, respectively.

        As we continue to sell bundled services, we expect that our voice and data and other revenues will continue to increase at a higher rate compared to video revenues. Accordingly, we expect that our voice and data and other revenues will represent a higher percentage of consolidated revenues in the future.

     Our operating expenses include cost of services, selling, operations and administrative and depreciation and amortization.

  Cost of services include:

     . Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 43.7% and 44.1% for the years ended December 31, 1999 and 2000, respectively. Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

     . Voice Cost of Services. Voice cost of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 40.3% and 34.2% for the years ended December 31, 1999 and 2000, respectively.

     . Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 10.7% and 10.6% for the years ended December 31, 1999 and 2000, respectively.

        Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

     Selling, operations and administrative expenses include:

     . Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

     . Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

     . Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

     . General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

     Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

     As our sales and marketing efforts continue and our networks expand, we expect to add customer connections resulting in increased revenue. We also expect our operating expenses, including depreciation and amortization, to increase as we expand our networks and business.

     We have experienced operating losses as a result of the expansion of our advanced broadband communications networks and services into new and existing markets. We expect to continue to focus on increasing our customer base and expanding our broadband operations. Accordingly, we expect that our operating expenses and capital expenditures will continue to increase as we extend our interactive broadband networks in existing and new markets in accordance with our business plan.

Results of Operations

     The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 1998, 1999 and 2000.

                                                               Year Ended
                                                              December 31,
                                                             ------------------
                                                             1998   1999   2000
                                                             ----   ----   ----
   Operating revenues:
     Video.................................................   50%     53%    51%
     Voice.................................................   49      43     42
     Data..................................................    1       4      7
                                                             ---    ----   ----
       Total...............................................  100     100    100
   Operating expenses:
     Cost of services......................................   28      40     38
     Selling, operating and administrative.................   83      69     71
     Depreciation and amortization.........................   38      61     73
                                                             ---    ----   ----
       Total...............................................  149     170    182
                                                             ---    ----   ----
   Operating loss..........................................  (49)    (70)   (82)
   Other income and expense................................  (41)    (50)   (44)
                                                             ---    ----   ----
   Loss before minority interest, income tax benefit and
    cumulative effect of a change in accounting principle..  (90)   (120)  (126)
   Minority interest.......................................   29       5      0
   Income tax benefit......................................   12      30      2
   Cumulative effect of change in accounting principle.....   (1)      0      0
                                                             ---    ----   ----
   Net loss................................................  (50)    (85)  (124)
   Subsidiary preferred stock dividends....................   (3)      0      0
                                                             ---    ----   ----
   Net loss attributable to common stockholders............  (53)%   (85)% (124)%
                                                             ===    ====   ====

     Connections

     The following table sets forth certain operating data as of December 31, 1998, 1999 and 2000. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for voice, video and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.


                                                AS OF DECEMBER 31,
                                          -----------------------------
                                           1998       1999       2000
                                          -------    -------    -------
         Connections: (1)
         Voice:
          On-net......................     24,343     35,879     55,311
          Off-net.....................      5,982      7,908      7,142
         Video........................     80,600     89,937    101,872
         Data.........................        908      4,989     14,898
                                          -------    -------    -------
        Total Connections.............    111,833    138,713    179,223
                                          =======    =======    =======
        Marketable Homes Passed(2)....    256,271    305,773    380,027
                                          =======    =======    =======
--------
(1) All of our video and data connections are provided over our networks. Our voice connections consist of both "on net" and "off net" connections. On-net refers to lines provided over our broadband networks. It includes 21,369, 23,538, and 23,315 lines as of December 31, 1998, 1999 and 2000, respectively, provided using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2) Marketable homes passed are the number of small business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.


     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Operating revenues increased 24.0% from $66.7 million for the year ended December 31, 1999, to $82.6 million for the year ended December 31, 2000. Operating revenues from video services increased 19.0% from $35.2 million for the year ended December 31, 1999 to $41.8 million for the same period in 2000. Operating revenues from voice services increased 21.0% from $28.8 million for the year ended December 31, 1999 to $34.9 million for the same period in 2000. Operating revenue from data and other services increased 109.0% from $2.8 million for the year ended December 31, 1999 to $5.8 million for the same period in 2000, $5.5 million of which were revenues from data services in 2000. The increased revenues from voice, video and data and other services are due primarily to an increase in the number of connections, from 138,713 as of December 31, 1999 to 179,223 as of December 31, 2000. The additional connections resulted primarily from:

     . the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

     . the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

     . internal growth in connections generated by our sales and marketing efforts.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 23.0% from $72.9 million for the year ended December 31, 1999 to $89.7 million for the year ended December 31, 2000. The cost of services component of operating expenses increased 15.0% from $27.0 million for the year ended December 31, 1999 to $31.0 million for the year ended December 31, 2000. Our selling, operating and administrative expenses increased 27.0% from $46.0 million for the year ended December 31, 1999 to $58.7 million for the year ended December 31, 2000. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

     Our depreciation and amortization increased from $41.0 million for the year ended December 31, 1999 to $60.7 million for the year ended December 31, 2000. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

     Other Income and Expense. Our total other expense increased from $32.8 million for the year ended December 31, 1999 to $36.2 million for the year ended December 31, 2000. Interest income was $1.5 million for the year ended December 31, 1999, compared to $4.9 million for the same period in 2000. The increase in interest income primarily reflects the interest earned from the investment of proceeds received in the Series B preferred stock offering completed in February 2000. We capitalized interest related to the construction of our broadband networks of $3.0 million and $2.3 million for the years ended December 31, 1999 and 2000, respectively.

     Interest expense increased from $34.3 million for the year ended December 31, 1999, to $39.7 million for the year ended December 31, 2000. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997.

     Other income (expenses) net increased from $(107,000) for the year ended December 31, 1999 to $(1.4) million for the year ended December 31, 2000. The increase reflects charges taken for obsolescence and changes in technology related to inventory.

     Income Tax Benefit. We recorded an income tax benefit of $19.7 million for the year ended December 31, 1999, compared to an income tax benefit of $3.2 million for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest in Knology Broadband. Following the spin-off of Knology by ITC Holding, we no longer participate in the tax sharing agreement. Therefore, we no longer receive any payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

     Net Loss Attributable to Common Stockholders. We incurred a net loss of $58.8 million for the year ended December 31, 1999, compared to a net loss of $100.8 million for the year ended December 31, 2000. We expect net losses to continue to increase as we continue to expand our business.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Operating revenues increased 47.8% from $45.1 million for the year ended December 31, 1998 to $66.7 million for the year ended December 31, 1999. Operating revenues from video services increased 56.1% from $22.5 million for the year ended December 31, 1998 to $35.2 million for the same period in 1999. Operating revenues from voice services increased 28.9% from $22.3 million for the year ended December 31, 1998 to $28.8 million for the same period in 1999. Operating revenue from data and other services increased 870% from $287,000 for year ended December 31, 1998 to $2.8 million for the same period in 1999, $2.2 million of which consisted of revenues from data services in 1999. Our increased revenues were primarily due to an increase in the number of connections, from 111,833 as of December 31, 1998 to 138,713 as of December 31, 1999. The additional connections resulted primarily from:

     . the extension of our broadband networks in the Montgomery, Columbus, Panama City, Augusta and Charleston markets;

     . the acquisition of the TTE system in the Charleston, South Carolina market in June 1998 and the Cable Alabama system in the Huntsville, Alabama market in October 1998; and

     . internal growth in connections generated by our sales and marketing efforts.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 45.7% from $50.0 million for the year ended December 31, 1998 to $72.9 million for the year ended December 31, 1999. The cost of services component of operating expenses increased 60.5% from $16.8 million for 1998 to $27.0 for 1999. Our selling, operations and administration expenses increased 38.2%, from $33.3 million for 1998 to $46.0 million for 1999. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

     Our depreciation and amortization expenses increased 136.5% from $17.3 million for the year ended December 31, 1998 to $41.0 million for the year ended December 31, 1999. Approximately $12.0 million of the increase in depreciation and amortization is due to the amortization of the excess of the purchase price of Cable Alabama over the fair value of net assets acquired. Approximately $10.6 million of the increase is due to depreciation expense related to network capital expenditures, with the remaining $1.1 million of the increase primarily due to depreciation expense related to the purchase of buildings, computers and office equipment.

     Other Income and Expense. Our interest income was $9.6 million for the year ended December 31, 1998, compared to $1.5 million for the year ended December 31, 1999. The interest income reflects the interest earned from the investment of proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the sale of marketable securities to fund expansion and acquisitions. We capitalized interest related to the construction of our broadband networks of $2.5 million and $3.0 million for the years ended December 31, 1998 and 1999, respectively.

     Our interest expense increased from $29.0 million for the year ended December 31, 1998, to $34.3 million for the year ended December 31, 1999. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997.

     Income Tax Benefit. We recorded an income tax benefit of $5.6 million for the year ended December 31, 1998, compared to an income tax benefit of $19.7 million for the year ended December 31, 1999. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement was effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest of Knology Broadband.

     Net Loss Attributable to Common Stockholders. We incurred a net loss of $22.6 million for the year ended December 31, 1998, compared to a net loss of $58.8 million for the year ended December 31, 1999. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

Liquidity and Capital Resources

     As of December 31, 2000, we had a net working capital deficit of $12.9 million, compared to net working capital of $15.7 million as of December 31, 1999. The decrease from December 31, 1999 to December 31, 2000 is due principally to funding the completion, extension and upgrade of our interactive broadband networks.

     Net cash provided by operations totaled $23.0 million, $2.2 million and $34.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

     .  depreciation and amortization;

     .  loss on disposition of assets;

     .  cumulative effect of an accounting change;

     .  deferred income taxes;

     .  deferred investment tax credit; and

     .  minority interest in subsidiaries' net loss.

     Net cash used for investing activities was $34.6 million, $29.3 million and $150.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. Our investing activities in 1998 consisted primarily of $120.2 million of capital expenditures, $67.7 million for the acquisition of the Huntsville, Alabama cable system, $6.2 million for the purchase of equity interests in our wholly owned subsidiary Knology Broadband, net of cash acquired of $6.1 million, $1.4 million of dividends paid by Interstate Telephone to ITC Holding, and $800,000 for an investment in ClearSource. These investing activities are offset by $162.3 million in proceeds from the sale of short-term investments. Our investing activities for the year ended December 31, 1999 consisted of $87.4 million of capital expenditures partially offset by $60.2 million in proceeds from the sale of short-term investments. In 2000 our investing activities consisted of $146.7 million of capital expenditures and an additional investment in ClearSource of $8.2 million offset by $6.1 million in proceeds from the sale of short-term investments.

     We received net cash flow from financing activities of $16.1 million, $29.7 million and $127.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. Financing activities in 1998 consisted primarily of $15.6 million of additional equity and $2.0 million repayment from an affiliate, offset by $1.5 million in expenditures related to the issuance of debt. Financing activities in 1999 consisted primarily of $28.6 million of short-term borrowings through our existing credit facility and affiliates, $8.1 million from the issuance of warrants, the contribution of ClearSource and the exercise of options, partially offset by $6.1 million in repayments to affiliates. Financing activities in 2000 consisted primarily of $29.7 million of short-term borrowings through an affiliate, subsequently converted to options to purchase Series A preferred stock, and $100.6 million from an equity private placement of our Series B preferred stock.

Funding to Date

     We have raised equity capital and borrowed money to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, Knology Broadband received net proceeds of $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases restrict, the ability of Knology Broadband to:

     .  incur indebtedness;

     .  pay dividends;

     .  prepay subordinated indebtedness;

     .  redeem capital stock;

     .  make investments;

     .  engage in transactions with stockholders and affiliates;

     .  create liens;

     .  sell assets; and

     .  engage in mergers and consolidations.

     If Knology Broadband fails to comply with these covenants, Knology Broadband's obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts Knology Broadband's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits Knology Broadband and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50 million of additional secured indebtedness. Upon a change of control of Knology Broadband, as defined in the indenture, Knology Broadband would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

     In November 1999, we completed an exchange in which we received the Knology Broadband warrants, issued in connection with the senior discount notes in 1997, in exchange for warrants to purchase shares of our Series A preferred stock.

     On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. This credit facility allows Knology Broadband to borrow up to five times the annualized consolidated adjusted cash flow of each of its subsidiaries, if such subsidiary's cash flow is positive. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of Knology Broadband. The credit facility contains a number of covenants including, among others, covenants limiting the ability of Knology Broadband and its subsidiaries to:

     .  incur debt;

     .  create liens;

     .  pay dividends;

     .  make distributions or stock repurchases;

     .  make certain investments;

     .  engage in transactions with affiliates;

     .  sell assets; and

     .  engage in mergers and acquisitions.

     The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of customer connections and average revenue per subscriber. Knology Broadband is currently in compliance with these covenants, but there can be no assurances that Knology Broadband will remain in compliance. Should Knology Broadband not be in compliance with the covenants, Knology Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the facility could be payable to the lender on demand. A change of control of Knology Broadband, as defined in the credit facility agreement, would constitute a default under the covenants.

     The maximum amount available under the credit facility as of December 31, 2000 was approximately $16.0 million, assuming compliance with all of the operating and financial covenants. As of December 31, 2000, $15.5 million had been drawn against the credit facility. We are currently in discussions with First Union National Bank to refinance our existing $50 million credit facility, but there can be no assurances that these discussions will be successful.

     We obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million was advanced to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding's option holders on February 4, 2000.

     In connection with our spin-off from ITC Holding in February 2000, we entered into an agreement with ITC Holding in which we made certain covenants that restricted our ability to issue addition shares of capital stock under certain circumstances. In connection with our private placement of 31,166,667 shares of our Series C preferred stock on January 12, 2001, ITC Holding agreed to release us from these covenants pursuant to the agreement. Accordingly, we are no longer restrained by the ITC Holding agreement with respect to the issuance of additional shares of capital stock.

     On February 7, 2000, we issued to accredited investors in a private placement 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of $100.6 million.

     On January 12, 2001, we issued to certain of our existing investors and a select group of new accredited investors in a private placement 31,166,667 shares of our Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. In connection with the completion of this private placement, we amended our amended and restated certificate of incorporation to adjust the ratios at which our Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion price for each share of Series A preferred stock was reduced from $4.75 per share to $4.58 per share and the conversion price for each share of Series B preferred stock was reduced from $4.75 per share to $3.1954 per share, both as may be further adjusted for stock splits and dividends and issuances of additional shares of capital stock and rights to purchase capital stock at a per share price less than $3.1954, other than additional issuances of the Series C preferred stock at $3.00 per share or more. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, we will recognize a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

Future Funding

     Our business requires substantial investment to finance capital expenditures and related expenses, to expand and upgrade our interactive broadband networks, to fund subscriber equipment, and to maintain the quality of our networks. We presently expect that our current cash reserves (including the $93.5 million of funding that we received from the sale of our Series C preferred stock in January 2001), cash flow from operations, and funding obtained through our existing credit facility will be sufficient to fund our planned 2001 capital expenditures. In 2001, we currently expect to use approximately $2.0 million to fund operating losses and approximately $85.0 million for capital expenditures, of which approximately $32.2 million relates to the construction of networks in the markets where we currently provide service and the remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, and information systems.

     We expect that, with sufficient funds, the construction of our networks in the markets where we currently provide service will be substantially completed during 2005. We will not have sufficient funds to complete the construction of our networks in the markets where we currently provide service without significant additional financing. We expect to raise this capital through bank borrowings, private and public debt offerings and private and public equity offerings, although there is no assurance that these financing will be available to us on favorable terms. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout these markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may just limit our growth within these markets.

     If we raise additional financing, we plan to increase the amount we spend for capital expenditures in 2001. In addition, we are currently in discussions with First Union National Bank to refinance our existing $50 million credit facility, although there is no assurance these discussion will result in additional financing on terms favorable to us.

     We have recently received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is currently being contested by the incumbent cable provider. We have begun planning the construction of our network in Nashville. We also plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If we are not successful in raising additional capital, we will not be able to expand as planned.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if used, are employed as risk management tools and not for trading purposes.

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

  Item 8 is incorporated by reference to pages F-1 through F-24 and S-1 through S-2 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

  None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   The following table sets forth information regarding our directors and executive officers. Generally, our board of directors is divided among three classes, with members serving for three-year terms expiring in the years indicated. However, two of our directors were elected by the holders of our Series B preferred stock pursuant to the provisions of our amended and restated certificate of incorporation, and serve for one-year terms.

                                                                                      Term
          Name            Age                        Position                        Expires
          ----            ---                        --------                        -------
Rodger L. Johnson.......   53 President, Chief Executive Officer and Director         2002
Robert K. Mills.........   37 Chief Financial Officer, Vice President and Treasurer
Felix L. Boccucci,
 Jr. ...................   43 Vice President of Business Development
Anthony J. Palermo,
 Jr. ...................   46 Vice President of Operations and Marketing
Chad S. Wachter.........   34 Vice President, General Counsel and Secretary
Thomas P. Barrett.......   59 Vice President of Information Technology
Marcus R. Luke, Ph.D. ..   46 Chief Technology Officer
Bret T. McCants.........   42 Vice President of Network Construction and Maintenance
Campbell B. Lanier,                                                                   2002
 III(1).................   50 Chairman of the Board
Richard S. Bodman.......   62 Director                                                2003
Alan A. Burgess(1)......   65 Director                                                2001
Donald W. Burton(2).....   57 Director                                                2001
L. Charles Hilton,                                                                    2003
 Jr.(1).................   69 Director
William Laverack,                                                                     2001
 Jr.(1)(3)..............   43 Director
Bret Pearlman(2)(3).....   34 Director                                                2001
William H. Scott,                                                                     2001
 III(2).................   53 Director
Donald W. Weber(2)......   64 Director                                                2002

--------
(1) Member of the audit committee.
(2) Member of the compensation and stock option committee.
(3) Elected by holders of Series B preferred stock and serving a one-year term.

   Provided below are biographies of each of the officers and directors listed in the table above. Some of the our officers served as officers of our subsidiary, Knology Broadband, prior to our formation in September 1998. In the following biographies, we have included service with Knology Broadband as service with us.

   Rodger L. Johnson has served as President and as a director since April 1999, and as our Chief Executive Officer since June 1999. Prior to joining Knology, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central Inc., a provider of coin-operated and inmate telephones, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of CareCentric, Inc., a publicly traded medical software manufacturer. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Firstwave Technologies, Inc., a publicly traded sales and marketing software provider.

   Robert K. Mills has served as Chief Financial Officer, Vice President and Treasurer since November 1999. He worked for ITC Holding from September to November 1999 as Vice President of Corporate Development. From 1994 to September 1999, Mr. Mills served as Vice President--Treasurer and Strategic Planning of Powertel, Inc., which is a provider of wireless communications services. Mr. Mills is a CPA and from 1987 to 1994 practiced accounting at Arthur Andersen LLP.

   Felix L. Boccucci, Jr. has served as Vice President of Business Development since August 1997, and he served as the Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. In addition, he currently serves as the Chief Financial Officer for Interstate and Valley Telephone Companies. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE's Central Area Telephone Operations. From 1987 to 1991, he was the Assistant Vice President controller in charge of Contel's Eastern Region Telephone Operations comprising 13 companies in twelve states.

   Anthony J. Palermo, Jr. has served as Vice President of Operations and Marketing since July 1999. Prior to joining Knology, Mr. Palermo served as a consultant to Nokia and Optima Technologies from November 1998 through July 1999. From November 1995 to November 1998, Mr. Palermo was employed at Communications Central, Inc., where he served as Vice President of Sales, Marketing, and Operations. Prior to Communications Central, Inc. He spent six years at Brock Control Systems as Vice President of Operations and Chief Operating Officer. Mr. Palermo has also spent eleven years in the communications industry with AT&T Long Lines and RCA-Cylix.

   Chad S. Wachter has served as Vice President since October 1999 and as General Counsel and Secretary since August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., an affiliate of ITC Holding that operates cellular and PCS businesses. From May 1990 until April 1997, Mr. Wachter was an associate and then a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

   Thomas P. Barrett has served as Vice President of Information Technology since October 1999. Prior to joining us, from July 1998 to September 1999, Mr. Barrett served as the President of Quintiles Americas. Quintiles Americas is a division of Quintiles Inc., a pharmaceutical research company. From January 1993 to June 1998, Mr. Barrett was employed by Perot Systems as an account manager. He also served as the human resources director for a period of time while at Perot Systems. From October 1992 to January 1993, Mr. Barrett worked for General Research Corporation as an account manager for a software development project. From August 1963 to September 1999, Mr. Barrett served in the U.S. Army in a number of command and staff positions and achieved the rank of Brigadier General.

   Marcus R. Luke, Ph.D. has served as Chief Technology Officer since August 1997. Prior to this he served as our Vice President of Network Construction from November 1995 until August 1997, and Director of Engineering of Cybernet Holding, L.L.C., from May 1995 until November 1995. Prior to joining Knology, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI's southeast area. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

   Bret T. McCants has served as Vice President of Network Services since April 1997. Prior to joining Knology, Mr. McCants was a co-founder of CSW Communications. From January 1996 to April 1997 he served as CSW Communications, Director of Operations, and from 1994 to 1996, he participated in the development and managed the deployment of voice, data and interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, Mr. McCants served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994, and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants held several positions in the Sales, Marketing and Engineering departments at Central Power and Light Company.

   Campbell B. Lanier, III has been one of our directors since November 1995 and has served as our Chairman of the Board since September 1998. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since the company's inception in 1989. In addition, Mr. Lanier is an officer and director of several ITC Holding subsidiaries. Mr. Lanier also is Chairman of the Board and a director of ITCDeltaCom, Inc., which provides wholesale and retail telecommunications services, and Powertel, Inc., which provides wireless communications services. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997. He has also served as a director of Helen Keller Eye Research Foundation since June 1997 and as Chairman since January 2000.

   Richard S. Bodman has been one of our directors since June 1996. Mr. Bodman was elected to Knology's board of directors pursuant to a stockholders agreement under which AT&T Venture Fund I, L.P. had the right to elect one director to Knology's board. This stockholders agreement has terminated.
Mr. Bodman is currently the Managing General Partner of AT&T Ventures. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of Internet Security Systems, Inc. and Tyco International Inc.

   Alan A. Burgess has been one of our directors since January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Accenture (formerly Andersen Consulting). Over his 30-year career he held a number of positions as Managing Partner, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989 he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Andersen Consulting's Global Management council and was a member of the Partner Income Committee.

   Donald W. Burton has been one of our directors since January 1996. Since January 1981, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since October 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the board of directors of several companies related to ITC Holding companies, including ITC Holding, ITCDeltaCom, Inc. and Powertel, Inc. He is a director of the Heritage Group of Mutual Funds and several private companies.

   L. Charles Hilton, Jr. has been one of our directors since Knology acquired the beach cable system in Panama City, Florida in December 1997. Mr. Hilton was the founder and sole stockholder of Beach Cable, Inc., and served as its Chief Executive Officer from 1991 to December 1997. Since 1958, Mr. Hilton has served as Chairman and Chief Executive Officer of Gulf Asphalt Corporation, a general construction firm. Mr. Hilton has been a partner in the law firm of Hilton, Hilton, Kolk & Roesch since 1984, and currently serves as Chief Executive Officer of Hilton, Inc., a family corporation which owns and operates various commercial buildings in Bay County, Florida.

   William Laverack, Jr. has been one of our directors since August 2000. Mr. Laverack is the Vice Chairman and Chief Investment Officer of Whitney & Co., which he joined in 1993 and where he directs investment strategy and resources. Mr. Laverack oversees Whitney's global communications group and focuses on investments in the transforming industries and healthcare areas. Previously, Mr. Laverack was with Gleacher & Co. as a Managing Director, with Morgan Stanley & Co. as a Principal in the Merchant Banking Department, and with J.P. Morgan & Co. as a corporate lending officer. Mr. Laverack is a director of Informio, Inc., NuVox Communications, Inc., House of Blues Entertainment, NeuroMetrix and Dartcom. Mr. Laverack was elected to our board by the holders of our Series B preferred stock, as provided in our amended and restated certificate of incorporation, and was nominated by J. H. Whitney IV, L.P. pursuant to our stockholders agreement which provides that J. H. Whitney IV, L.P. has the right to nominate a director to our board so long as it continues to own at least 45.0% of its original investment in our capital stock.

   Bret Pearlman has been one of our directors since March 2000. Mr. Pearlman became a Senior Managing Director of The Blackstone Group L.P. in January 2000, and is a member of Blackstone Management Associates III L.L.C., a general partner of each of Blackstone CCC Capital Partners L.P., Blackstone CCC
Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P., each of which has invested in us. Mr. Pearlman has been involved in The Blackstone Group's principal investing activities since 1989. Mr. Pearlman also serves as a director of American Axle & Manufacturing Holdings, Inc. Mr. Pearlman was elected to our board by the holders of our Series B preferred stock, as provided in our amended and restated certificate of incorporation, and was nominated by Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. pursuant to our stockholders agreement which provides that Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. and their respective affiliates will collectively have the right to nominate a director to our board of directors so long as they continue to own at least 45.0% of their original investment in our capital stock.

   William H. Scott, III has been one of our directors since November 1995. He has served as President of ITC Holding since December 1991 and has been a director of ITC Holding since May 1989. He also is an officer and director of several other ITC Holding subsidiaries. In addition, Mr. Scott is a director of Powertel Inc., ITCDeltaCom, Inc., Innotrac Corporation, which provides customized technology-based marketing support services and HeadHunter.NET, Inc., a company providing online recruiting services to employers, recruiters, and job-seekers.

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

   The audit committee, among other things:

  . recommends the firm to be appointed as independent accountants to audit our financial statements;

  . discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results;

  . considers the adequacy of our internal accounting controls and audit procedures; and

  . reviews the non-audit services to be performed by the independent accountants.

The members of the audit committee are Messrs. Burgess, Hilton, Laverack and Lanier.

   The compensation and stock option committee reviews and recommends the compensation arrangements for management and administers our stock option plans. The members of the compensation and stock option committee are Messrs. Burton, Pearlman, Scott and Weber.

Compensation of Directors

   Our directors do not receive directors' fees. Directors are reimbursed for their reasonable out-of-pocket travel expenditures. Our directors are also eligible to receive grants of stock options under our stock option plans.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

   Our executive officers were appointed in October and November 1999. However, as most of our executive officers were executive officers of Knology Broadband immediately prior to our formation, we have set forth below the compensation received by our executive officers from Knology and Knology Broadband for the fiscal years ended December 31, 1998, 1999 and 2000.

   The following table provides compensation information for our chief executive officer and the four most highly compensated other executive officers whose total annual salary and bonus exceed $100,000. We will use the term
"named executive officers" to refer to these people later in this Annual Report.

                           Summary Compensation Table

                                                        Long-Term
                            Annual Compensation    Compensation Awards
                         ------------------------- -------------------
                                                       Securities
                                                       Underlying         All Other
Name and Title           Year(1)  Salary   Bonus       Options(2)      Compensation(3)
--------------           ------- -------- -------- ------------------- ---------------
Rodger L. Johnson.......  2000   $205,638 $144,779         32,368          $12,693
  President & Chief
   Executive Officer      1999    139,617      --       2,000,000            3,181
                          1998        --       --             --               --

Robert K. Mills.........  2000    156,773   32,973        201,825            2,116
  Vice President, Chief
   Financial              1999      3,888      --         200,000                3
  Officer & Treasurer     1998        --       --             --               --

Anthony J. Palermo......  2000    154,675   86,634          6,316            9,772
  Vice President of
   Operations and
   Marketing              1999     66,348   15,100        400,000            3,934
                          1998        --       --             --               --

Patrick T. Barrett......  2000    153,117   65,216          3,528           11,908
  Vice President of       1999     26,070      --         400,000            2,072
   Information
  Technology              1998        --       --             --               --

Bret T. McCants.........  2000    124,986   54,282          8,842            9,759
  Vice President of
   Network                1999    115,962   25,198         94,824            4,308
  Construction and
   Maintenance            1998    101,494   29,926        120,000              --

--------
(1) As noted above, all of the named executive officers were initially employed by Knology Broadband. The summary compensation table reflects the compensation earned from both Knology Broadband and Knology.

(2) All options are exercisable for shares of our common stock.

(3) For fiscal year 2000, includes premiums on term life insurance ($2,643, $260, $1,437, $4,067 and $746 for Messrs. Johnson, Mills, Palermo, Barrett and McCants, respectively) and employer matching contributions to our 401(k) plan ($5,250, $1,856, $3,535, $3,041 and $4,212 for Messrs. Johnson,
    Mills, Palermo, Barrett and McCants, respectively). For fiscal year 1999, includes premiums on term life insurance ($643 and $263 for Messrs. Johnson and McCants, respectively) and employer matching contributions to our 401(k) plan ($2,538 and $4,045 for Messrs. Johnson and McCants, respectively).

Option Grants in Last Fiscal Year

   The following table contains information about option awards made to the named executive officers during 2000.

                            Individual Grants
                         ------------------------
                                                                            Potential Realizable Value
                         Number of   Percent of                               at Assumed Annual Rates
                         Securities Total Options                           of Stock Price Appreciation
                         Underlying  Granted to                                 for Option Term(2)
                          Options   Employees in  Exercise                  ---------------------------
          Name           Granted(1)  Fiscal 2000   Price   Expiration Date       5%            10%
          ----           ---------- ------------- -------- ---------------- ---------------------------
Rodger L. Johnson.......    19,421       1.69%     $4.75     May 5, 2010    $     58,015 $      147,022
                            12,947       1.13       4.75    August 2, 2010        38,676         98,012
Robert K. Mills.........   200,000      17.45       4.75   February 2, 2010      597,450      1,514,055
                             1,825        .16       4.75     May 5, 2010           5,452         13,816
Anthony J. Palermo......     6,316        .55       4.75     May 5, 2010          18,867         47,814
Patrick T. Barrett......     3,158        .28       4.75     May 5, 2010           9,434         23,907
Bret T. McCants.........     8,842        .77       4.75     May 5, 2010          26,413         66,936

--------
(1) Options generally vest over five years unless such person's employment is terminated, in which case options that have not vested at that time will terminate.

(2) Values shown are the result of calculation at assumed 5% and 10% appreciation rates called for by the SEC and are not intended to forecast possible future appreciation in the market price of our common stock.

Option Exercises and Fiscal Year-End Values

   The following table sets forth the number of shares covered by both exercisable and unexercisable options as of December 31, 2000 and the year-end value of exercisable options as of December 31, 2000 for the named executive officers.

                                             Number of Securities
                                            Underlying Unexercised     Value of Unexercised
                          Shares                  Options at          In-The-Money Options at
                         Acquired              December 31, 2000       December 31, 2000(1)
                            On     Value   ------------------------- -------------------------
          Name           Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- -------- ----------- ------------- ----------- -------------
Rodger L. Johnson.......   --       --          --       2,032,368     $   --      $340,000
Robert K. Mills.........   --       --          --         401,825         --        34,000
Anthony J. Palermo......   --       --          --         406,316         --        68,000
Patrick Barrett.........   --       --          --         403,158         --        68,000
Bret T. McCants.........   --       --       91,500        174,166      61,500       56,620

--------
(1) The value of the unexercised in-the-money options as of December 31, 2000 was calculated using a market price of $3.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of January 31, 2001 regarding beneficial ownership of our voting capital stock by:

  - each person known by us to beneficially own more than 5% of our outstanding voting capital stock,

  -    each of our named executive officers,

  -    each of our directors, and

  -    all of our directors and executive officers as a group.

   Unless otherwise indicated, the address of each of the named individuals is c/o Knology, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.

                                    Series A Preferred     Series B Preferred    Series C Preferred          Common
                                 ------------------------ --------------------- --------------------- ---------------------
                                       (1)                    (1)                   (1)                   (1)
                                     Amount        (2)     Amount and    (2)     Amount and    (2)     Amount and    (2)
                                  and Nature   Percent of Nature of  Percent of Nature of  Percent of Nature of  Percent of
 Name And Address Of             of Beneficial  Series A  Beneficial  Series B  Beneficial  Series C  Beneficial   Common
 Beneficial Owner                  Ownership     Stock    Ownership    Stock    Ownership    Stock    Ownership    Stock
 ----------------                ------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
 5% Stockholders
 American Water
  Works Company, Inc.(4)......    3,820,943       7.5%          --      --            --      --          --        --
 AT&T Ventures(5).............    4,267,800       8.4       421,052     2.0%          --      --          --        --
 Blackstone Management
  Associates III L.L.C.(6)....          --        --      6,315,789    29.8     2,666,667     8.6%        --        --
 First Union Capital
  Partners 2001, L.L.C.(7)....          --        --      2,105,263     9.9       333,333     1.1         --        --
 ITC Telecom  Ventures,
  Inc.(8).....................          --        --            --      --      8,333,333    26.7         --        --
 J. H. Whitney  IV,
  L.P.(9).....................          --        --      8,421,053    39.8     3,333,333    10.7         --        --
 PNC Venture Corp(10).........          --        --            --      --      2,765,333     8.9         --        --
 SCANA Communications
  Holdings, Inc.(11)..........    7,234,271      14.2           --      --      8,333,333    26.7         --        --
 South Atlantic
  Capital(12).................    3,356,443       6.6     1,578,947     7.5       666,667     2.1         --        --
 William E.  Morrow(13).......       13,527        *            --      --            --      --      345,000      77.8%
 Felix K. Boccucci, Jr.(23)...       22,921        *          4,200      *            --      --       95,628      17.7
 Marcus R. Luke(24)...........       21,498        *          1,600      *            --      --      100,180      18.6
 Peggy Warner(25).............          --        --         64,000      *            --      --      104,560      19.1

Named Executive Officers
Rodger L. Johnson(14).........          --        --         10,000      *             --      --      510,000      53.5
Robert K. Mills...............        3,929        *          3,200      *             --      --          --        --
Anthony J. Palermo............          --        --         10,000      *             --      --          --        --
Thomas P. Barrett.............          --        --            --      --             --      --          --        --
Bret T. McCants(15)...........        5,454        *          9,000      *             --      --      128,912      22.5

Directors
Campbell B. Lanier(16)........    9,279,483      18.2           --      --       8,333,333    26.7      21,000       4.5
Richard S. Bodman(5)(17)......    4,267,800       8.4       421,052     2.0            --      --       21,000       4.5
Alan A. Burgess(18)...........         --         --            --      --             --      --       21,000       4.5
Donald W. Burton(12)(19)......    3,564,914       7.0     1,789,473     8.4      1,333,334     4.3      21,000       4.5
L. Charles Hilton, Jr.(20)....      377,197        *            --      --             --      --       21,000       4.5
Rodger L. Johnson(14).........          --        --         10,000      *             --      --      510,000      53.5
William Laverack, Jr.(6)......          --        --      8,421,053    39.8     3,333,333    10.7         --         --
Bret Pearlman(7)..............          --        --      6,315,789    29.8     2,666,667     8.6         --         --
William H. Scott, III(21).....    1,472,332       2.9           --      --            --       --      21,000        4.5
Donald W. Weber(22)...........       92,180        *            --      --            --       --      21,000        4.5
All executive officers and
 directors as a group
 (14 persons).................   19,063,289      37.3    16,970,567    80.1    15,666,667    50.3     785,912       51.5

                                         As Converted (3)
                                      ---------------------
                                          (1)
                                      Amount and       (2)
                                      Nature of     Percent of
Name And Address Of                   Beneficial      Common
Beneficial Owner                      Ownership       Stock
--------------------- -------------------------     ----------

  5% Stockholders American Water
   Works Company, Inc.(4)........      3,962,700     3.4%
  AT&T Ventures(5)...............      5,052,029     4.4
  Blackstone Management
   Associates III L.L.C.(6)......     12,055,087    10.4
  First Union Capital
   Partners 2001, L.L.C.(7)......      3,462,806     3.0
  ITC Telecom Ventures,
   Inc.(8).......................      8,333,333     7.2
  J. H. Whitney IV, L.P.(9)......     15,851,228    13.7
  PNC Venture Corp(10)...........      2,765,333     2.4
  SCANA Communications
   Holdings, Inc.(11)............     15,835,996    13.7
  South Atlantic Capital(12).....      6,494,739     5.6
  William E. Morrow(13)..........        359,029      *
  Felix K. Boccucci, Jr.(23).....        125,642      *
  Marcus R. Luke(24).............        124,854      *
  Peggy Warner(25)...............        199,696      *

   Named Executive Officers
  Rodger L. Johnson(14)..........        524,865      *
  Robert K. Mills................          8,832      *
  Anthony J. Palermo.............         14,865      *
  Thomas P. Barrett..............            --      --
  Bret T. McCants(15)............        147,947      *

  Directors
  Campbell B. Lanier(16).........     17,978,084    15.5
  Richard S. Bodman(5)(17).......      5,073,029     4.4
  Alan A. Burgess(18)............         21,000      *
  Donald W. Burton(12)(19).......      7,711,560     6.7
  L. Charles Hilton, Jr.(20).....        412,191      *
  Rodger L. Johnson(14)..........        524,865      *
  William Laverack, Jr.(6).......     15,851,228    13.7
  Bret Pearlman(7)...............     12,055,087    10.4
  William H. Scott, III(21)......      1,547,958     1.3
  Donald W. Weber(22)............        116,600      *
All executive  officers and
 directors as a group
 (14 persons)....................     61,449,865    52.4

-------
  *  Less than 1%

 (1) A person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from January 31, 2001. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.

 (2) For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days from January 31, 2001 were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

 (3) "As converted" amounts assume that the shares of Series A preferred stock, Series B preferred stock and Series C preferred stock are converted to common stock. Each share of Series A preferred stock converts into 1.0371 shares of common stock; each shares of Series B preferred stock converts into 1.4865 shares of common stock; and each share of Series C preferred stock converts into one share of common stock.

 (4) The address of American Water Works Company, Inc. is 1025 Laurel Oak Road,
     P. O. Box 1770, Voorhees, NJ 08043.

 (5) The address of each of the AT&T Ventures private equity funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815. Includes 325,800 shares of Series A preferred stock and 20,632 shares of Series B preferred stock held by Venture Fund I, L.P., of which Venture Management I, a general partnership, is the general partner, of which Mr. Bodman is the managing general partner; 2,931,600 shares of Series A preferred stock and 185,684 shares of Series B preferred stock held by AT&T Venture Fund II, L.P., of which Venture Management, L.L.C. is the general partner, of which Mr. Bodman is a manager; 153,600 shares of Series A preferred stock and 32,677 shares of Series B preferred stock held by Special Partners Fund, L.P., of which Venture Management III, L.L.C. is the general partner, of which Mr. Bodman is a manager; and 856,800 shares of Series A preferred stock and 182,059 shares of Series B preferred stock held by Special Partners Fund International, L.P., of which the investment general partner is Venture Management III, L.L.C., of which Mr. Bodman is a manager. Each of the respective AT&T private equity funds has sole voting and investment power with respect to the shares beneficially owned by such fund.

 (6) The address of Blackstone Management Associates III L.L.C. is 345 Park Avenue, 31st Floor, New York, New York 10154. Includes 5,029,244 shares of Series B preferred stock and 2,133,459 shares of Series C preferred stock held by Blackstone CCC Capital Partners L.P., 907,598 shares of Series B preferred stock and 328,208 shares of Series C preferred stock held by Blackstone CCC Offshore Capital Partners L.P. and 378,947 shares of Series B preferred stock and 160,000 shares of Series C preferred stock held by Blackstone Family Investment Partnership III L.P., for each of which Blackstone Management Associates III L.L.C. is the general partner and of which Bret Pearlman is a member.

 (7) The address of First Union Capital Partners 2001, L.L.C. is 301 South College Street, NC0732, Charlotte, NC 28288-0732.

 (8) The address of ITC Telecom Ventures, Inc. is 3300 20th Avenue, Valley, AL 36854.

 (9) The address of J. H. Whitney IV, L.P. is 177 Broad Street, Stamford, CT 06901. The general partner of J. H. Whitney IV, L.P. is J. H. Whitney Equity Partners IV, LLC, of which William Laverack, Jr. is the managing member. Mr. Laverack disclaims beneficial ownership of the shares held by
     J. H. Whitney IV, L.P. except to the extent of his proportionate ownership interest therein.

(10) The address of PNC Venture Corp is 3150 Dominion Tower, Pittsburgh, PA
     15222.

(11) The address of SCANA Communications Holdings, Inc. is 200 West Ninth Street Plaza, Suite 600, Wilmington, Delaware 19801.

(12) The address of each of the South Atlantic Capital private equity funds is 614 West Bay Street, Tampa, Florida 33606. Includes 206,674 shares of Series A preferred stock held by South Atlantic Venture Fund II, Limited Partnership, of which South Atlantic Venture Partners II, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 1,685,251 shares of Series A preferred stock held by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 592,268 shares of Series A preferred stock, 663,158 shares of Series B preferred stock and 280,000 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV, Limited Partnership, of which Mr. Burton is a general partner; and 872,250 shares of Series A preferred stock, 915,789 shares of Series B preferred stock and 386,667 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV (QP), Limited Partnership, of which Mr. Burton is a general partner. Each of the respective South Atlantic private equity funds has sole voting and investment power with respect to the shares beneficially owned by such fund.

(13) The address of Mr. William E. Morrow is 401 Carlson Circle, San Marcos TX 78666.

(14) Includes 510,000 shares of common stock issuable under options.

(15) Includes 128,912 shares of common stock issuable under options.

(16) Includes 121,958 shares of Series A preferred stock held by the Jane Lowery Zachry Hyatt Lanier Trust, of which Mr. Lanier is trustee; 136,419 shares of Series A preferred stock held by The Campbell B. Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. Lanier is trustee;
     56,759 shares of Series A preferred stock held by the Lanier Family Foundation, of which Mr. Lanier is co-trustee; 392 shares of Series A preferred stock held by Mr. Lanier's wife; 1,275,896 shares of Series A preferred stock held by Fredonia 1999 Annuity Trust; and 8,333,333 shares of Series C preferred stock held by ITC Telecom Ventures, Inc., which is an indirect wholly owned subsidiary of ITC Holding, of which Mr. Lanier is Chairman of the Board. Mr. Lanier disclaims beneficial ownership of all of the shares listed in the previous sentence. Also includes 73,273 shares of Series A preferred stock issuable under options and 21,000 shares of common stock issuable under options.

(17) Includes 21,000 shares of common stock issuable under options.

(18) Includes 21,000 shares of common stock issuable under options.

(19) The address of Mr. Burton is 614 West Bay Street, Tampa, Florida 33606. The address of each of the Burton Partnerships is P.O. Box 4643, Jackson, Wyoming 83001. Includes 29,446 shares of Series A preferred stock, 52,631 shares of Series B preferred stock and 133,333 shares of Series C preferred stock held by The Burton Partnership, Limited Partnership, of which Mr. Burton is the sole general partner; and 88,338 shares of Series A Preferred Stock, 157,895 shares of Series B preferred stock and 533,334 shares of Series C preferred stock held by The Burton Partnership (QP), Limited Partnership, of which Mr. Burton is the sole general partner. Also includes 49,336 shares of Series A preferred stock held by four Burton Family trusts of which Mr. Burton is trustee and 41,351 shares of Series A preferred stock issuable under options and 21,000 shares of common stock issuable under options.

(20) Includes 21,000 shares of common stock issuable under options.

(21) Includes 2,510 shares of Series A preferred stock held by Martha J. Scott, Mr. Scott's wife; 44,857 shares of Series A preferred stock held by The Martha J. Scott, Trustee FBO Mary Martha Scott U/A 6/26/91 Trust, of which Mr. Scott's wife is trustee; 545 shares of Series A preferred stock held by three members of Mr. Scott's children; 87,322 shares of Series A preferred stock held by The Melissa H. Lanier 1997 GST Trust, of which Mr. Scott is trustee; and 161,149 shares of Series A preferred stock held by The Campbell B. Lanier, III Charitable Remainder Trust. Also includes 43,474 shares of Series A preferred stock issuable under options and 21,000 shares of common stock issuable under options.

(22) Includes 81,264 shares of Series A preferred stock held by Turtlecreek Limited Partnership, of which Mr. Weber is the sole general partner. Includes 10,916 shares of Series A preferred stock issuable under options and 21,000 shares of common stock issuable under options.

(23) Includes 95,628 shares of common stock issuable under options.

(24) Includes 13,098 shares of Series A preferred stock issuable under options and 96,180 shares of common stock issuable under options.

(25) Includes 104,560 shares of common stock issuable under options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We were formerly a subsidiary of ITC Holding. We own 100% of Knology Broadband, Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, each of which ITC Holding owned separately before we owned it. ITC Holding determined that Knology Broadband and these other companies had parallel growth in the same markets and that combining their businesses would enhance their ability to take advantage of the opportunities in these markets. To accomplish this, ITC Holding formed us in September 1998 and, in November 1999, contributed these companies to us along with other related assets. In February 2000, ITC Holding distributed all of its shares of our stock and options to purchase shares of our stock to its stockholders and option holders, which we refer to as our spin-off from ITC Holding.

   ITC Holding is a diversified telecommunications company that owns interests in many companies that have businesses similar to ours. Because of our relationship with ITC Holding, we are affiliated with certain of these companies. Some of them, such as ITCDeltaCom and Powertel, provide us with and/or receive from us, services and products. We have described the nature and amount of the business that we do with affiliated companies in greater detail below.

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

Transactions with ITC Companies

   Certain of our directors and officers hold or held the following positions with companies that are affiliated with us:

  . Campbell B. Lanier, III, who serves as the chairman of our board of directors, also serves as chairman of the board and chief executive officer of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITCDeltaCom and Powertel.

  . William H. Scott, III, one of our directors, serves as president, chief operating officer and a director of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITCDeltaCom and Powertel.

  . Donald W. Burton, one of our directors, is a director of ITC Holding, ITCDeltaCom and Powertel.

  .  Donald W. Weber, one of our directors, is a director of Powertel.

  . Felix L. Boccucci, our Vice President of Business Development, served as an executive officer of ITC Holding prior to October 1997.

   We are affiliated with all of these companies by reason of our common stockholder bases and common directorships, and we have a business relationship with some of them, as described in detail below.

   At the time of our spin-off from ITC Holding, Campbell B. Lanier, III beneficially owned approximately 23% of the common stock of ITC Holding, and William Scott and Donald Burton beneficially owned approximately 1% and 8%, respectively, of the common stock of ITC Holding. Most of our other officers, directors and stockholders also owned stock in ITC Holding and, as such, they all received the same amount of stock on a pro rata basis in the spin-off as the rest of the ITC Holding stockholders.

   ITCDeltaCom provides us with voice and data transport and related services and leases capacity to us on certain of its fiber routes. In 1998, 1999 and 2000, we paid $1.2 million, $1.8 million and $1.9 million, respectively, for these services. We received these services from ITCDeltaCom pursuant to an agreement which expires in April 2001. During those years, our company provided ITCDeltaCom with local and long-distance telephone, programming and other services for which we received $639,568, $698,332 and $729,780, respectively. As of December 31, 2000, Mr. Lanier owned approximately 11% of ITCDeltaCom.
Messrs. Lanier and Scott serve as executive officers and directors of ITCDeltaCom and Mr. Burton serves as a director of ITCDeltaCom.

   We received cellular services from Powertel in 1998, 1999 and 2000 for which we paid $342,696, $525,664 and $358,355, respectively, and we leased fiber cables to Powertel during this time for which we received $593,221, $704,912 and $965,161, respectively. We lease these fiber cables to Powertel pursuant to a fiber lease agreement which is renewable annually. As of December 31, 2000, ITC Holding owned approximately 21% of Powertel. Messrs. Lanier, Scott and Burton are directors of Powertel.

   We provided services to InterCall, our parent company prior to the spin-off and a wholly owned subsidiary of ITC Holding, in 1998, 1999 and 2000 for which we received $737,204, $983,310 and $1.1 million, respectively. We provide these services to InterCall pursuant to an agreement which expires in July 2004.

   In 1998, 1999 and 2000, we provided local Internet transport services to EarthLink, a national Internet access provider, for which we received $216,049, $325,535 and $153,012, respectively. We provide these services to EarthLink pursuant to an Internet transport agreement which expires in July 2001. As of December 31, 2000, ITC Holding, through ITC Service Company, owned approximately 8.0% of EarthLink. Messrs. Lanier and Scott were directors of EarthLink until February 16, 2001. ITC Holding no longer owns any shares of the capital stock of EarthLink.

   We lease pole space from South Carolina Electric & Gas Co., an affiliate of SCANA Communications Holdings which is one of our stockholders and was a principal investor in Knology Broadband in the past, as discussed below. We lease this pole space pursuant to an annual pole attachment agreement. In 2000, we paid $180,288 under this agreement. In 1998, we purchased fiber-optic cables from SCANA Communications for a total purchase price of $306,530.

   In November 1999, we entered into a services agreement and a related support agreement with a wholly owned subsidiary of ITC Holding, ITC Service Company, under which we agreed to provide human resources, information technology and other services to ITC Service Company and under which ITC Service Company agreed to lease storage space as needed and provide certain administrative services to us. We expect to be paid approximately $60,000 per year for services provided by us, and we expect to pay a substantially smaller amount for services that ITC Service Company provides to us, under these agreements. The agreements have no expiration date, but may be terminated on 30 days' notice by either party.

   ITC Holding occasionally provides us with certain administrative services, such as legal and tax-planning services. The costs of these services are charged to us based primarily on the salaries and related expenses of the ITC Holding executives who provide these services and an estimate of their time spent on our projects. For the year ended December 31, 2000, Knology Broadband recorded $18,800 in selling, operations, administrative and rent expenses related to these services. We believe that the methodology used to calculate the amounts charged was reasonable.

   Our insurance provider is J. Smith Lanier & Co. Campbell B. Lanier, III's brother and uncle are principal owners of this insurance placement company, both of whom, as stockholders in ITC Holding, received shares of our Series A preferred stock in the spin-off. In 1998, 1999 and 2000, this company charged us $628,000, $977,000 and $1.2 million, respectively, for insurance services.

   We leased office space in 1998 and part of 1999 to ITCDeltaCom, for which we received $122,000 and $40,000, respectively, in lease payments. We no longer lease space to ITCDeltaCom.

   We lease space to Powertel pursuant to a ten-year lease which expires in 2005. In each of 1998 and 1999, we received $112,000 in lease income under this agreement. In 2000 we received $126,000 in lease income under this agreement.

   In 1998, our subsidiary Interstate Telephone paid $1.4 million in dividends to ITC Holding, and in 1999, paid $1.7 million.

   Effective August 1998, upon the acquisition by ITC Holding of its majority interest in Knology Broadband, we participated in a tax sharing agreement with ITC Holding. The tax sharing agreement allowed ITC Holding to include our results in a consolidated federal income tax return. Based upon our taxable losses being included in the consolidated tax return, we recorded income tax benefits for $5.6 million and $19.7 million for the years ended December 31, 1998 and 1999, respectively. Upon completion of our spin-off from ITC Holding in February 2000, this tax-sharing agreement was terminated.

   In October 1999, InterCall agreed to lend up to $13.0 million to Knology Broadband under a line of credit which matured on the earlier of November 16, 2002 or one day after the commitment under Knology Broadband's existing credit facility was reduced to zero. Interest accrued on the loan at a rate of 11 3/4% per year. This loan was subordinate to the senior secured credit facility Knology Broadband has with First Union National Bank and First Union Securities, Inc. In November 1999, we borrowed $9.6 million under this line of credit. In accordance with the terms of the loan, InterCall immediately converted this loan into shares of our Series A preferred stock at a price of $4.75 per share, at which time the line of credit terminated.

   In November 1999, we acquired Knology Broadband, Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe from ITC Holding. ITC Holding contributed to us stock representing approximately 85% of the outstanding equity of Knology Broadband, stock representing 100% of each of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, 272,832 shares of preferred stock of ClearSource, subscription rights to purchase an additional 810,501 shares of preferred stock of ClearSource, $5.6 million in cash to be used for the subscription payments to ClearSource and a note of Knology Broadband in the principal amount of up to $13.0 million. Concurrently with this November 1999 acquisition, we completed an exchange with other Knology Broadband stockholders in which we received Knology Broadband common stock and preferred stock in exchange for our common stock and Series A preferred stock. We now hold 100% of the outstanding capital stock of Knology Broadband.

   In January 2000, after the contribution and exchange discussed above, InterCall loaned us $29.7 million under a line of credit. The proceeds of this loan were to be used for construction by Knology Broadband of its networks and for working capital. This loan accrued interest at a rate of 11 3/4% per year and had a maturity date of March 31, 2000. Under the terms of this loan, InterCall converted all of the principal and interest of the loan into options to purchase shares of our Series A preferred stock at a price of $4.75 per option. InterCall paid $4.75 for each share subject to a Knology option, which was the value placed on the shares underlying the options for purposes of the spin-off. The parties agreed as part of the conversion transaction that Knology would pay the option exercise prices to ITC Holding when they were received by Knology. A residual note evidences this agreement. Under the residual note, no amount is due to ITC Holding from Knology in the event of an option expiring or terminating.

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


               Report of Independent Public Accountants.

               Consolidated Balance Sheets as of December 31, 1999 and 2000.

               Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000.

               Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 1998, 1999 and 2000.

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

       (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

               EXHIBIT
               NUMBER                       EXHIBIT DESCRIPTION
       --------------------      -----------------------------------------------

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

                    4.2          Form of Senior Discount Note (contained in
                                 Exhibit 4.1).

                    4.3          Form of Exchange Note (contained in Exhibit
                                 4.1).

                   10.1 Stockholders Agreement dated February 7, 2000 among Knology, Inc., Certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders

                                 (Incorporated herein by reference from Exhibit
                                 10.84 to Knology, Inc.'s Post-Effective
                                 Amendment No. 2 to Form S-1 (File No.
                                 333-89179)).

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

                    10.21 Internet Access Contract dated September 1, 1998 between ITCDeltaCom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.37 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

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

                    10.28 Interconnection Agreement among BellSouth Telecommunications, Inc., Knology of Alabama, Inc., Knology of Florida, Inc., Knology of Georgia, Inc., Knology of Kentucky, Inc., Knology of North Carolina, Inc., Knology of South Carolina, Inc., and Knology of Tennessee, Inc. The Agreement is deemed effective as of September 9, 2000.

                    10.29 Carrier Services Agreement dated May 4, 2000 between Business Telecom, Inc. And Knology, Inc.

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

                    10.41 KNOLOGY, Inc. Spin-Off Plan (Incorporated herein by reference from Exhibit 10.71 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

                    10.42 Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference from Exhibit 10.74 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

                    10.46 Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITCDeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference from Exhibit 10.48 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.47 On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference from Exhibit 10.49 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.48 Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference from Exhibit
                              10.50 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.49 Agreement for Telecommunications Services dated April 28, 1999 between ITCDeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference from Exhibit
                              10.51 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.50 Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference from Exhibit 10.52 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.51 Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference from Exhibit 10.53 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.52 Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference from Exhibit
                              10.54 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.53 Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference from Exhibit
                              10.55 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    10.54 Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference from Exhibit 10.56 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

                    21.1      Subsidiaries of Knology, Inc.


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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26th day of February, 2001.


                               KNOLOGY, INC.


                               By: /s/ Rodger L. Johnson
                                   -------------------------
                                   Rodger L. Johnson
                                   President and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


        SIGNATURE                                         TITLE                          DATE
---------------------------------       -----------------------------------------      --------

/s/ Campbell B. Lanier, III
---------------------------------       Chairman of the Board and Director             February 26, 2001
Campbell B. Lanier, III

/s/ Rodger L. Johnson
---------------------------------       President, Chief Executive Officer             February 26, 2001
Rodger L. Johnson                       and Director (Principal executive officer)

/s/ Robert K. Mills
---------------------------------       Chief Financial Officer, Vice President        February 26, 2001
Robert K. Mills                         and Treasurer (Principal financial officer
                                        and principal accounting officer)
/s/ Donald W. Burton
---------------------------------       Director                                       February 26, 2001
Donald W. Burton

/s/ William H. Scott, III
---------------------------------       Director                                       February 26, 2001
William H. Scott, III


---------------------------------       Director
Donald W. Weber


---------------------------------       Director
Richard Bodman

/s/ L. Charles Hilton, Jr.
---------------------------------       Director                                       February 26, 2001
L. Charles Hilton, Jr.

---------------------------------       Director
Alan A. Burgess

---------------------------------       Director
Bret Pearlman

/s/ William Laverack, Jr.
---------------------------------       Director                                       February 26, 2001
William Laverack, Jr.

                         KNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................  F-2

Consolidated Balance Sheets--December 31, 1999 and 2000...................  F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999, and 2000.....................................................  F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
 the Years Ended December 31, 1998, 1999, and 2000........................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999, and 2000.....................................................  F-6

Notes to Consolidated Financial Statements................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Knology, Inc.:

   We have audited the accompanying consolidated balance sheets of KNOLOGY, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 13, 2001

                         KNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999      2000
                                                          --------  ---------
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................... $  7,819  $  20,628
 Marketable securities...................................    6,069          0
 Accounts receivable, net of allowance for doubtful
  accounts of $695 and $748 as of December 31, 1999 and
  2000, respectively.....................................    9,037     10,697
 Accounts receivable--affiliates.........................   18,244      3,326
 Prepaid expenses........................................      797      1,231
                                                          --------  ---------
   Total current assets..................................   41,966     35,882
PROPERTY, PLANT AND EQUIPMENT:
 System and installation equipment.......................  274,011    392,868
 Test and office equipment...............................   15,273     25,099
 Automobiles and trucks..................................    5,287      8,025
 Production equipment....................................      869        887
 Land....................................................    2,750      3,260
 Buildings...............................................   12,775     16,614
 Inventory...............................................   21,770     31,705
 Leasehold improvements..................................    1,690      1,883
                                                          --------  ---------
                                                           334,425    480,341
 Less accumulated depreciation and amortization..........  (60,528)  (102,920)
                                                          --------  ---------
   Property, plant, and equipment, net...................  273,897    377,421
                                                          --------  ---------
OTHER LONG-TERM ASSETS:
 Intangible assets, net..................................   73,186     57,489
 Deferred issuance costs, net............................    7,878      6,977
 Investments.............................................    3,249     11,472
 Other...................................................      158        165
                                                          --------  ---------
   Total assets.......................................... $400,334  $ 489,406
                                                          ========  =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of notes payable........................ $     12  $      12
 Accounts payable........................................   15,138     30,442
 Accounts payable--affiliates............................      338          0
 Accrued liabilities.....................................    7,034     14,028
 Unearned revenue........................................    3,780      4,318
                                                          --------  ---------
   Total current liabilities.............................   26,302     48,800
NONCURRENT LIABILITIES:
 Notes payable...........................................   19,111     15,562
 Unamortized investment tax credits......................      370        299
 Senior discount notes, net of discount..................  311,902    352,054
                                                          --------  ---------
   Total liabilities.....................................  357,685    416,715
                                                          --------  ---------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
WARRANTS (NOTE 3)........................................    4,726      4,726
                                                          --------  ---------
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value per share;
 75,000,000 shares authorized, 48,035,531 and 50,912,155
 shares issued and outstanding at December 31, 1999 and
 2000, respectively......................................      480        509
Series B preferred stock, $.01 par value per share;
 50,000,000 shares authorized, 0 and 21,180,131, shares
 issued and outstanding at December 31, 1999 and 2000
 (Note 7)................................................        0        212
Common stock, $.01 par value per share; 200,000,000
 shares authorized, 6,476 and 443,301 shares issued and
 outstanding at December 31, 1999 and 2000,
 respectively............................................        0          4
 Additional paid-in capital..............................  117,067    247,730
 Accumulated deficit.....................................  (79,593)  (180,490)
 Unrealized loss on marketable securities................      (31)         0
                                                          --------  ---------
   Total stockholders' equity............................   37,923     67,965
                                                          --------  ---------
   Total liabilities and stockholders' equity............ $400,334  $ 489,406
                                                          ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998        1999        2000
                                            -----------  ---------  ----------
OPERATING REVENUES:
 Video....................................  $    22,527  $  35,166  $   41,821
 Voice....................................       22,318     28,774      34,943
 Data and other...........................          287      2,781       5,809
                                            -----------  ---------  ----------
  Total operating revenues................       45,132     66,721      82,573
                                            -----------  ---------  ----------
OPERATING EXPENSES:
 Costs and expenses, excluding
  depreciation and amortization...........       50,063     72,925      89,735
 Depreciation and amortization............       17,327     40,970      60,672
                                            -----------  ---------  ----------
  Total operating expenses................       67,390    113,895     150,407
                                            -----------  ---------  ----------
OPERATING LOSS............................      (22,258)   (47,174)    (67,834)
                                            -----------  ---------  ----------
OTHER INCOME (EXPENSE):
 Interest income..........................        9,639      1,479       4,858
 Interest expense.........................      (29,033)   (34,309)    (39,715)
 Affiliate interest expense, net..........          (34)      (114)         (2)
 Other income (expense), net..............          784        107      (1,373)
                                            -----------  ---------  ----------
  Total other expense.....................      (18,644)   (32,837)    (36,232)
                                            -----------  ---------  ----------
LOSS BEFORE INCOME TAXES, MINORITY
 INTERESTS, AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE...........      (40,902)   (80,011)   (104,066)
MINORITY INTERESTS........................       13,294      3,268           0
                                            -----------  ---------  ----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE................................      (27,608)   (76,743)   (104,066)
INCOME TAX BENEFIT........................        5,631     19,697       3,170
                                            -----------  ---------  ----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.....................      (21,977)   (57,046)   (100,896)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE (NOTE 2).......................         (583)         0           0
                                            -----------  ---------  ----------
NET LOSS..................................      (22,560)   (57,046)   (100,896)
SUBSIDIARY PREFERRED STOCK DIVIDENDS......       (1,424)    (1,745)          0
                                            -----------  ---------  ----------
NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS.............................  $   (23,984) $ (58,791) $ (100,896)
                                            ===========  =========  ==========
BASIC AND DILUTED NET LOSS PER SHARE
 ATTRIBUTABLE TO COMMON STOCKHOLDERS......  $239,835.23  $  (11.45) $    (1.45)
                                            ===========  =========  ==========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING....................          100  5,132,653  69,623,792
                                            ===========  =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                 SERIES A          SERIES B                                   RETAINED                TOTAL
                              PREFERRED STOCK   PREFERRED STOCK   COMMON STOCK   ADDITIONAL   EARNINGS   UNREALIZED  STOCK-
                             ----------------- ----------------- ---------------  PAID-IN   (ACCUMULATED    GAINS   HOLDERS'
                               SHARES   AMOUNT   SHARES   AMOUNT SHARES   AMOUNT  CAPITAL     DEFICIT)    (LOSSES)   EQUITY
                             ---------- ------ ---------- ------ -------  ------ ---------- ------------ ---------- ---------
BALANCE, December 31,
 1997................                 0  $  0           0  $  0      100   $ 0    $ 20,359   $   3,181      $  0    $  23,540
Comprehensive Loss:
Net loss attributable
 to common
 stockholders........                 0     0           0     0        0     0           0     (23,984)        0      (23,984)
Unrealized gain on
 marketable
 securities..........                 0     0           0     0        0     0           0           0         2            2
                                                                                                                    ---------
 Comprehensive
  Loss...............                                                                                                 (23,982)
                                                                                                                    ---------
Issuance of
 subsidiary common
 stock...............                 0     0           0     0        0     0           3           0         0            3
Acquisition of
 minority interests..                 0     0           0     0        0     0      51,917           0         0       51,917
Additional infusion
 of equity...........                 0     0           0     0        0     0       3,033           0         0        3,033
                             ----------  ----  ----------  ----  -------   ---    --------   ---------      ----    ---------
BALANCE, December 31,
 1998................                 0  $  0           0  $  0      100   $ 0    $ 75,312   $ (20,803)     $  2    $  54,511
Comprehensive Loss:
Net loss attributable
 to common
 stockholders........                 0     0           0     0        0     0           0     (58,791)        0      (58,791)
Unrealized loss on
 marketable
 securities..........                 0     0           0     0        0     0           0           0       (33)         (33)
                                                                                                                    ---------
 Comprehensive
  Loss...............                                                                                                 (58,824)
                                                                                                                    ---------
Exercise of stock
 options.............                 0     0           0     0    6,476     0       1,318           0         0        1,318
Reorganization (Note
 1)..................        48,035,531   480           0     0     (100)    0        (480)          0         0            0
Acquisition of
 minority interest...                 0     0           0     0        0     0      36,967           0         0       36,967
Additional infusion
 of equity...........                 0     0           0     0        0     0       2,025           0         0        2,025
Exercise of SCANA
 warrants............                 0     0           0     0        0     0       1,925           0         0        1,925
                             ----------  ----  ----------  ----  -------   ---    --------   ---------      ----    ---------
BALANCE, December 31,
 1999................        48,035,531  $480           0  $  0    6,476   $ 0    $117,067   $ (79,594)     $(31)   $  37,922
Comprehensive Loss:
Net loss attributable
 to common
 stockholders........                 0     0           0     0        0     0           0    (100,896)        0     (100,896)
Unrealized gain on
 marketable
 securities..........                 0     0           0     0        0     0           0           0        31           31
                                                                                                                    ---------
 Comprehensive
  Loss...............                                                                                                (100,865)
                                                                                                                    ---------
Exercise of stock
 options.............         2,876,624    29           0     0  436,825     4       1,137           0         0        1,170
ITC Holding loan
 conversion..........                 0     0           0     0        0     0      29,726           0         0       29,726
Private Placement/
 Reorganization......                 0     0  21,180,131   212        0     0      99,800           0         0      100,012
                             ----------  ----  ----------  ----  -------   ---    --------   ---------      ----    ---------
BALANCE, December 31,
 2000................        50,912,155  $509  21,180,131  $212  443,301   $ 4    $247,730   $(180,490)     $  0    $  67,965
                             ==========  ====  ==========  ====  =======   ===    ========   =========      ====    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                   1998       1999      2000
                                                 ---------  --------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................  $ (22,560) $(57,046) $(100,896)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization................     17,327    40,970     60,672
  Amortization of bond discount................     13,652    15,799     17,638
  Gain (loss) on disposition of assets.........         71        (7)       344
  Loss on sale of investments..................       (516)        0          0
  Cumulative effect of change in accounting
   principle...................................        583         0          0
  Deferred income taxes........................       (239)     (322)         0
  Interest related to exercise of warrants.....          0       795          0
  Cash surrender value of life insurance.......         12       387          0
  Amortization of deferred investment tax
   credit......................................        (72)      (72)       (72)
  Minority interest in net loss of
   subsidiary..................................    (13,294)   (3,268)         0
  Changes in operating assets and liabilities:
   Accounts receivable.........................    (10,292)   (5,623)    (1,659)
   Accounts receivable--affiliate..............          0         0     14,918
   Prepaid expenses............................       (408)     (297)      (411)
   Accounts payable............................     10,693    (4,423)    15,303
   Accrued liabilities and interest............     26,664    14,777     29,509
   Unearned revenue............................      1,514       549        538
   Other.......................................        (99)       17          0
                                                 ---------  --------  ---------
    Total adjustments..........................     45,596    59,282    136,780
                                                 ---------  --------  ---------
    Net cash provided by operating activities..     23,036     2,236     35,884
                                                 ---------  --------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..........................   (120,227)  (87,386)  (146,706)
 Purchase of investments and acquisitions, net
  of cash acquired.............................    (73,921)        0          0
 Organizational and franchise cost
  expenditures.................................       (252)        0     (1,402)
 Proceeds from the sale of investments.........    162,264    60,162      6,069
 Dividends from affiliate/return of capital....     (1,424)   (1,745)         0
 Investment in ClearSource.....................       (825)     (587)    (8,223)
 Proceeds from sale of property................         32        75        276
 Other.........................................       (234)      165          0
                                                 ---------  --------  ---------
    Net cash used in investing activities......    (34,587)  (29,316)  (149,986)
                                                 ---------  --------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt and short-term
  borrowings...................................        (12)      (12)    (3,549)
 Expenditures related to issuance of debt and
  credit facility..............................     (1,499)      (52)      (109)
 Proceeds from private placement, net..........          0         0    100,011
 Proceeds from ITC Holding loan................          0         0     29,726
 Proceeds from credit facility.................          0    19,000          0
 Proceeds from affiliate loan..................          0     9,641          0
 Proceeds from the issuance of subsidiary
  common stock.................................          3        10          0
 Proceeds from the issuance of warrants........          0     1,130          0
 Proceeds from the contribution of
  ClearSource..................................          0     5,663          0
 Stock options exercised.......................          0     1,308      1,170
 Expenditures related to reorganization........          0      (849)         0
 Additional infusion of equity.................     15,565         0          0
 Repayments from (advances to) affiliate.......      2,026    (6,099)      (338)
                                                 ---------  --------  ---------
    Net cash provided by financing activities..     16,083    29,740    126,911
                                                 ---------  --------  ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS.....      4,532     2,660     12,809
 CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR.........................................        627     5,159      7,819
                                                 ---------  --------  ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR......      5,159     7,819     20,628
                                                 =========  ========  =========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash paid during the year for interest........  $      46  $    670  $ 493,044
                                                 =========  ========  =========
 Cash paid (received) during period for income
  taxes........................................  $   1,743  $ (9,274) $ (16,656)
                                                 =========  ========  =========
 Subsidiary preferred stock dividends..........  $   1,424  $  1,745  $       0
                                                 =========  ========  =========
 Detail of investments and acquisitions:
  Cash acquired................................  $  (6,145) $      0  $       0
  Property, plant and equipment................     30,134         0          0
  Intangible assets............................     55,010         0          0
  Minority interest............................     20,912         0          0
  Common and/or preferred stock issued.........    (34,532)        0          0
  Bond discount................................      8,542         0          0
                                                 ---------  --------  ---------
  Net cash paid for acquisitions...............  $  73,921  $      0  $       0
                                                 =========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1999, AND 2000

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

ORGANIZATION

   Knology, Inc. (the "Company") was a wholly owned subsidiary of ITC Holding Company, Inc. ("ITC Holding") through February 2000 and was incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating the Company was to enable ITC Holding to complete a reorganization of certain of its wholly owned and majority-owned subsidiaries on November 23, 1999 (the "Reorganization"), as follows:

   a. ITC Holding contributed all of the outstanding capital stock of Interstate Telephone, Inc; Valley Telephone, Inc.; Globe Telecommunications, Inc.; and ITC Globe, Inc. to the Company (collectively, the "Telephone Operations Group").

   b. ITC Holding contributed its 85% interest in Knology Broadband, Inc. ("Knology Broadband") to the Company.

   c. ITC Holding contributed a note in the principal amount of $9.6 million which was subsequently converted into equity.

   d. ITC Holding contributed its 6% interest in ClearSource, Inc. ("ClearSource"), $5.7 million in cash to purchase additional ClearSource shares, and subscription rights to purchase ClearSource shares to the Company.

   e. Other minority shareholders exchanged the remaining 15% of Knology Broadband for shares of stock of the Company.

   As a result of the Reorganization, the Telephone Operations Group and Knology Broadband and subsidiaries are now wholly owned subsidiaries of the Company. Immediately following the Reorganization, ITC Holding held a 90% interest in the Company. ITC Holding currently does not own any capital stock of the Company following the distribution of the Company's shares to ITC Holding's shareholders, which was completed in February 2000.

   The Reorganization has been accounted for in a manner similar to a pooling of interest for the Telephone Operations Group. Knology Broadband and subsidiaries have been consolidated with the Company since 1998 in relation to the 85% controlling interest obtained in July 1998 (Note 9) which was recorded at ITC Holding's historical cost. For the period from August 1998 to December 1999, the 15% of Knology Broadband that the Company did not own has been reflected as minority interest and the pro rata losses attributed to the minority holders to the extent that their investment was greater than zero in accordance with Financial Accounting Standards Board Current Text on Consolidation and Statement of Financial Accounting Standards No. 94. Because a controlling interest in Knology Broadband was acquired in August 1998, the financial statements for the year ended December 31, 1998 include the accounts of Knology Broadband for the entire year and the minority interest in losses includes the 58% share of Knology Broadband's losses for the period from January 1998 to July 1998.

   The exchange of the remaining 15% of Knology Broadband for shares of stock of the Company was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. The Company had recorded 100% of Knology Broadband's losses since Knology Broadband's equity was less than zero.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   In January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned the Company $29.7 million to fund capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and the Company issued ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises.

   In February 2000, ITC Holding distributed to its option holders options to purchase 6,258,036 shares of the Company's Series A preferred stock and distributed to its shareholders 43,211,531 shares of the Company's Series A preferred stock (the "Distribution").

NATURE OF BUSINESS

   Knology Broadband and its subsidiaries own and operate advanced interactive broadband networks and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern United States.

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

   The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expanding its broadband operations. Accordingly, the Company expects that it will continue to experience operating losses. On January 12, 2001 the Company completed a private placement of Series C preferred stock to a limited number of accredited investors for approximately $93.5 million to provide additional funds for working capital, including capital expenditures in its existing markets (Note 11). While management expects its expansion plans will result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED PRO FORMA NET LOSS AND NET LOSS PER SHARE

   Following the Distribution, the Company became a separate taxable entity. Accordingly, the pro forma income taxes reflect income taxes as if the Company were a separate taxable entity. In addition, the pro forma earnings per share reflect the distribution as if it had occurred at the beginning of each year.

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                 1998        1999       2000
                                             ------------- --------- ----------
     UNAUDITED PRO FORMA DATA:
       Pro forma income tax (provision)
        benefit............................. $       2,383 $       0 $        0
                                             ------------- --------- ----------
       Pro forma net loss attributable to
        common stockholders................. $    (27,232) $(78,488) $(104,066)
                                             ------------- --------- ----------
       Pro forma basic and diluted net loss
        attributable to common stockholders
        per share........................... $(272,324.97) $ (15.29) $   (1.49)
                                             ============= ========= ==========

CASH AND CASH EQUIVALENTS

   The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

MARKETABLE SECURITIES

   The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Securities available for sale at December 31, 1999 consist primarily of commercial paper.

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

                                                                           YEARS
                                                                           -----
       Buildings..........................................................   25
       System and installation equipment.................................. 7-10
       Production equipment...............................................    9
       Test and office equipment..........................................  3-7
       Automobiles and trucks.............................................    5
       Leasehold improvements............................................. 5-20

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   Interest is capitalized in connection with the construction of the Company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $3,040 and $2,329 of interest cost was capitalized in 1999 and 2000, respectively.

INTANGIBLE ASSETS

   Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles. Intangible assets and the related useful lives and accumulated amortization at December 31, 1999 and 2000 are as follows:

                                                                    AMORTIZATION
                                                                       PERIOD
                                                     1999    2000      (YEARS)
                                                    ------- ------- ------------
     Goodwill...................................... $56,291 $56,291    10-40
     Subscriber base...............................  34,429  34,429        3
     Noncompete agreement..........................   1,500   1,500        3
     Other.........................................     406   1,808    10-15
                                                    ------- -------
                                                     92,626  94,028
     Less accumulated amortization.................  19,440  36,539
                                                    ------- -------
     Intangibles, net.............................. $73,186 $57,489
                                                    ======= =======


   During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including pre-operating, pre-opening, and organization activities, as the costs are incurred. Adoption of this statement resulted in a cumulative effect of change in accounting principle of $583.

DEFERRED ISSUANCE COSTS

   Deferred issuance costs include costs associated with the issuance of debt and the consummation of a credit facility (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 1999 and 2000 are as follows:

                                                                    AMORTIZATION
                                                                       PERIOD
                                                   1999     2000       (YEARS)
                                                  -------  -------  ------------
     Deferred issuance costs..................... $ 9,434  $ 9,542      4-10
     Accumulated amortization....................  (1,556)  (2,565)
                                                  -------  -------
     Deferred issuance costs, net................ $ 7,878  $ 6,977
                                                  =======  =======

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LONG-LIVED ASSETS

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

INVESTMENTS

   Investments and equity ownership in associated companies consisted of the following at December 31, 1999 and 2000:

                                                                 1999   2000
                                                                ------ -------
     Nonmarketable investments, at cost:
      ClearSource common and preferred stock, 817,386 and
       2,127,625 shares in 1999 and 2000, respectively......... $3,249 $11,467
      Grande Communications common stock, 0 and 500,000 shares
       in 1999 and 2000, respectively..........................      0       5
                                                                ------ -------
       Total investments....................................... $3,249 $11,472
                                                                ====== =======

   At December 31, 2000, the Company, through its wholly owned subsidiaries, owned approximately 14.1% of ClearSource. ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential and business customers. The Company's investment in ClearSource and Grande are accounted for under the cost method of accounting.

REVENUE RECOGNITION

   The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are included in the accompanying consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

ADVERTISING COSTS

   The Company expenses all advertising costs as incurred. Approximately $587, $1,476 and $1,980 of advertising expense are recorded in the Company's consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000, respectively.

INSTALLATION FEES

   The Company recognizes installation revenue when the customer is initially billed for the connection of services as the installation direct costs exceed installation revenue on a per customer basis.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   For the years ended December 31, 1998 and 1999, the Telephone Operations Group was included in the consolidated tax returns of the Company's previous parent company, ITC Holding. Effective August 1998, Knology Broadband was included in the consolidated federal income tax return of ITC Holding. The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit of $19,697 and $3,170 and an affiliate receivable in the amount of $12,206, and $2,962 at December 31, 1999 and 2000, respectively, for the utilization of net operating losses included in the consolidated tax return of ITC Holding. For the period from January 1, 1998 to July 31, 1998, Knology Broadband filed a separate federal income tax return. Since the Distribution, the Company has been a separate taxable entity.

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

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NET LOSS PER SHARE

   The Company follows SFAS No. 128, "Earnings Per Share." That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company's stock options (using the treasury stock method) was not included in the computation of diluted EPS as their effect was anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.

3. LONG-TERM DEBT

   Long-term debt at December 31, 1999 and 2000 consists of the following:

                                                                  1999     2000
                                                                -------- --------
      Senior Discount Notes including interest, with a face
       value of $444,100,000, bearing interest at 11.875%
       beginning October 15, 2002, interest payable
       semiannually beginning April 15, 2003 with principal
       and any unpaid interest due October 15, 2007...........  $292,792 $336,492
      Senior secured credit facility, at a rate of LIBOR plus
       2.5%, interest payable quarterly with principal and any
       unpaid interest due November 15, 2002..................    19,000   15,465
      Capitalized lease obligation, at a rate of 10% payable
       in quarterly installments of $6,304 through December
       2006, secured..........................................       122      109
                                                                -------- --------
                                                                 311,914  352,066
     Less current maturities..................................        12       12
                                                                -------- --------
                                                                $311,902 $352,054
                                                                -------- --------

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   Following are maturities of long-term debt for each of the next five years as of December 31, 2000:

       2001............................................................ $     12
       2002............................................................   15,485
       2003............................................................       18
       2004............................................................       19
       2005............................................................       23
       Thereafter......................................................  444,118
                                                                        --------
       Total........................................................... $459,675
                                                                        ========

   The fair value of the Senior Discount Notes at December 31, 2000 is estimated to be approximately $111,025, based on the closing bond price at year-end.

   On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin as defined. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of Knology Broadband and its current and future subsidiaries. The credit facility includes a number of covenants, including, among others, covenants limiting the ability of Knology Broadband and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The credit facility allows Knology Broadband to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, Knology Broadband incurred approximately $1,256 in related costs which are being amortized on a straight-line basis over the five-year term.

   In the fourth quarter of 1997, Knology Broadband issued units consisting of senior discount notes due in 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds has been allocated to the warrants. Each warrant allowed the holder to purchase .003734 shares of Knology Broadband's preferred stock. The warrants have been exchanged for warrants to purchase Knology, Inc. Series A preferred stock. Knology Broadband incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of Knology Broadband to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of Knology Broadband, to fund expansion of Knology Broadband's business, and for additional working capital and general corporate purposes.

4. OPERATING LEASES

   The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:

       2001............................................................. $  666
       2002.............................................................    459
       2003.............................................................    400
       2004.............................................................    349
       2005.............................................................    349
       Thereafter.......................................................  1,720
                                                                         ------
         Total minimum lease payments................................... $3,943
                                                                         ======

   Total rental expense for all operating leases was approximately $435, $745 and $1,127 for the years ended December 31, 1998, 1999, and 2000, respectively.

5. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

   The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $24 million in programming fees under these contracts during 2001.

LEGAL PROCEEDINGS

   In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6. INCOME TAXES

   The benefit for income taxes from continuing operations consisted of the following for the years ended December 31, 1998, 1999, and 2000:

                                                       1998     1999     2000
                                                      -------  -------  -------
     Current......................................... $ 5,392  $19,376  $ 3,170
     Deferred........................................  10,662    9,276   31,381
     Increase in valuation allowance................. (10,423)  (8,955) (31,381)
                                                      -------  -------  -------
     Income tax benefit.............................. $ 5,631  $19,697  $ 3,170
                                                      =======  =======  =======

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                               1999      2000
                                                             --------  --------
       Deferred tax assets:
        Net operating loss carryforwards.................... $ 10,916  $ 37,973
        Equity in losses of subsidiaries....................    1,189     1,189
        Deferred bond interest..............................   26,118    38,914
        Deferred revenues...................................      195       660
        Other...............................................      878     2,311
        Valuation allowance.................................  (24,732)  (56,113)
                                                             --------  --------
         Total deferred tax assets..........................   14,564    24,934
       Deferred tax liabilities:
        Depreciation and amortization.......................   14,564    24,934
                                                             --------  --------
       Net deferred income taxes............................ $      0  $      0
                                                             ========  ========

   At December 31, 2000 the Company had available federal net operating loss carryforwards of approximately $96 million which expire from 2010 to 2020. The Company also had various state net operating loss carryforwards totaling approximately $166.6 million. Unless utilized, the state net operating loss carryforwards expire from 2005 to 2020. Management has recorded a total valuation allowance of $56.1 million against its deferred tax assets including the operating loss carryforwards, the majority of which contain limitations on utilization.

   A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1998, 1999, and 2000 is as follows:

                                                               1998  1999  2000
                                                               ----  ----  ----
       Income tax benefit at statutory rate...................  34%   34%   34%
       State income taxes, net of federal benefit.............   4     3     3
       Other..................................................   1     0    (6)
       Increase in valuation allowance........................ (25)  (12)  (28)
                                                               ---   ---   ---
       Income tax (provision) benefit.........................  14%   25%    3%
                                                               ===   ===   ===

7. EQUITY INTERESTS

CAPITAL TRANSACTIONS

   The Company has authorized 200,000,000 shares of $.01 par value common stock, 75,000,000 shares of $.01 par value Series A convertible preferred stock, and 50,000,000 shares of $.01 par value Series B convertible preferred stock.

   In February 2000, ITC Holding distributed to its option holders options to purchase 6,258,036 shares of the Company's Series A preferred stock and distributed to its shareholders 43,211,531 shares of the Company's Series A preferred stock.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   On February 7, 2000, the Company completed a private placement of shares of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for approximately $100.6 million or $4.75 per share.


   In connection with the Reorganization (Note 1), the Company's warrant holders elected to exchange the Bond Warrants of Knology Broadband for warrants in Knology, Inc.'s preferred stock. Knology Broadband's Bond Warrants were subsequently cancelled.

   In October 1999, Knology Broadband issued to SCANA warrants to purchase 753 shares of the Knology Broadband's preferred stock in connection with certain loan agreements between the two parties. SCANA exercised these warrants in November 1999. The weighted average exercise price of the warrant was $1,500 per share of preferred stock. Knology Broadband received net proceeds of $1.1 million and recorded the fair value of the warrants, as determined by the Black-Scholes option pricing model, of $1.9 million to additional paid in capital. Related interest expense of $0.8 million was recorded in the accompanying consolidated statements of operations, SCANA elected to exchange its 753 shares of Knology Broadband preferred stock for 451,800 shares of Knology, Inc.'s preferred stock in connection with the reorganization (Note 1).

KNOLOGY, INC. STOCK OPTION PLANS

   In November 1999, the Company assumed the Knology Broadband 1995 stock option plan (the "1995 Plan"). Each outstanding option to purchase stock of Knology Broadband was converted into an option to purchase four shares of common stock of the Company at the same time the stock option plan was assumed.

   Under the 1995 Plan, as adopted in December 1995 and amended in February 1998, 8,000,000 shares of Knology, Inc.'s common stock are reserved and authorized for issuance upon the exercise of the options.

   In November 1999 the board of directors and stockholders approved the Knology, Inc. 1999 Long-term Incentive Plan ("Long-term Incentive Plan"). This plan authorizes the issuance of up to 8,000,000 shares of common stock pursuant to awards.

   Upon the reorganization, all employees of the Company became eligible to receive stock options under the Company's 1995 Plan and Long-term Incentive Plan.

   Both plans are administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. All options are granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant.

KNOLOGY, INC. SERIES A PREFERRED SPIN-OFF OPTIONS

   Prior to the Distribution, ITC Holding sponsored a stock option plan which provided for the granting of stock options to substantially all employees of ITC Holding and its wholly owned and majority owned subsidiaries, including the employees of the Company's telephone operations group. Options were generally granted at a price (established by ITC Holding's board of directors based on equity transactions and other analyses) equal to at least 100% of the fair market value of ITC Holding's common stock on the option grant date. Options granted generally became exercisable 40% after two years and 20% per annum for the next three

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) years and remained exercisable for ten years after the option grant date. At February 4, 2000 (the effective date of the spin-off for option holders), employees of the company held options outstanding for a total of 410,463 of ITC Holding's shares at option prices ranging from $1.45 to $19.82 per share.

   In connection with the spin-off, stock options outstanding under ITC Holding's stock option plan were adjusted. Each ITC Holding option holder received 1.09153 options of Series A Preferred shares in the Company (the "Spin-off Options"). The Spin-off Options were at exercise prices that preserved the economic benefit of the ITC Holding options at the spin-off date. As a result, options for 6,258,036 shares of the Company's Series A Preferred Stock were issued under the Spin-off Plan at exercise prices ranging from $.08 per share to $3.70 per share.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

   The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

   The Company accounts for Knology, Inc.'s Stock Option Plans and the Spin-off Options under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of Knology, Inc.'s common stock and Series A preferred stock to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions in 1998, 1999, and 2000:

                                              1998         1999         2000
                                           -----------  -----------  ----------

                                                         Common
                                                         ------
     Risk-free interest rate..............        5.42%        5.78% 6.03%-6.88%
     Expected dividend yield..............           0%           0%          0%
     Expected lives....................... Seven years  Seven years  Five years
     Expected volatility..................          30%          30%         92%

                                                   Series A Preferred
                                                   ------------------
     Risk-free interest rate..............        5.42%        5.78% 4.60%-7.49%
     Expected dividend yield..............           0%           0%          0%
     Expected lives....................... Seven years  Seven years   Six years
     Expected volatility..................          30%          30%         92%

   The total fair value of options granted to employees under both plans during 1998, 1999, and 2000 was computed as approximately $1,832, $5,735, and $3,040, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   A summary of the status of the Stock Option Plan and the Long-term Incentive Plan at December 31, 2000 is presented in the following table:

                                                 WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE
                                                  PRICE    SERIES A    PRICE
                                       COMMON      PER    PREFERRED     PER
                                       SHARES     SHARE     SHARES     SHARE
                                     ----------  -------- ----------  --------
     Outstanding at December 31,
      1997..........................    652,968   $2.07          --    $ --
      Granted.......................  2,261,504    2.55          --      --
      Forfeited.....................   (144,224)   2.38          --      --
      Exercised.....................     (1,576)   2.00          --      --
                                     ----------
     Outstanding at December 31,
      1998..........................  2,768,672    2.42          --      --
      Granted.......................  4,625,376    2.85          --      --
      Forfeited.....................   (816,604)   2.48          --      --
      Exercised.....................     (6,400)   2.05          --      --
                                     ----------
     Outstanding at December 31,
      1999..........................  6,571,044    2.71          --      --
                                     ==========
      Granted.......................  1,146,166    4.44          --      --
      Assumed at Spin-off...........                       6,258,036    1.05
      Forfeited..................... (1,226,665)   2.93     (137,409)   1.85
      Exercised.....................   (436,825)   2.34   (2,876,624)    .39
                                     ----------           ----------
     Outstanding at December 31,
      2000..........................  6,053,720    3.00    3,244,003    1.62
                                     ==========           ==========
     Exercisable shares as of
      December 31, 2000.............    805,338   $2.40    1,102,354   $ .67
                                     ==========           ==========

   A summary of the status of the Telephone Operations Group's portion of ITC Holding's stock option plan through the date of the spin-off is presented in the following table:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                                     PRICE PER
                                                          SHARES       SHARE
                                                         --------  -------------
       Outstanding at December 31, 1997:................  557,320    $1.02-$6.30
        Granted.........................................   88,068   $8.38-$12.50
        Forfeited.......................................  (73,696)  $1.26-$12.50
        Exercised.......................................  (56,608)   $0.28-$3.36
                                                         --------
       Outstanding at December 31, 1998:................  515,084   $1.29-$10.17
        Granted.........................................   60,132  $15.89-$21.65
        Forfeited.......................................  (69,953)  $1.96-$18.85
        Exercised.......................................  (84,734)   $1.58-$3.50
                                                         --------
       Outstanding at December 31, 1999:................  420,529   $1.29-$17.61
        Granted                                                 0            N/A
        Forfeited.......................................  (43,805)  $1.59-$14.44
        Exercised....................................... (202,527)  $1.29-$10.17
                                                         --------
       Outstanding at February 7, 2000..................  174,197   $1.29-$17.61
                                                         ========

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

PRO FORMA NET LOSS

   If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the periods presented would be as follows:

                                                        AS
                                                     REPORTED     PRO FORMA
                                                   ------------  ------------
       Net loss attributable to common
        stockholders for the years ended December
        31:
        1998...................................... $    (23,984) $    (24,643)
        1999......................................      (58,791)      (60,348)
        2000......................................     (100,896)     (102,998)
       Net loss per share attributable to common
        stockholders for the years ended December
        31:
        1998...................................... $(239,835.23) $(246,428.29)
        1999......................................       (11.45)       (11.76)
        2000......................................        (1.45)        (1.48)

   The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

COMMON SHARES

                                WEIGHTED
                                 AVERAGE       WEIGHTED                     WEIGHTED
 RANGE OF      OUTSTANDING      REMAINING      AVERAGE      EXERCISABLE     AVERAGE
 EXERCISE         AS OF        CONTRACTUAL     EXERCISE        AS OF        EXERCISE
  PRICES       12/31/2000         LIFE          PRICE       12/31/2000       PRICE
 --------      -----------     -----------     --------     -----------     --------
$2.00-$3.00     5,230,667          8.1           2.73         803,538         2.39
      $4.75       823,053          9.3           4.75           1,800         4.75

SERIES A PREFERRED SHARES

                             WEIGHTED      WEIGHTED
                              AVERAGE       AVERAGE
 RANGE OF     OUTSTANDING    REMAINING    EXERCISABLE    EXERCISE    WEIGHTED
 EXERCISE        AS OF      CONTRACTUAL     AVERAGE       AS OF      EXERCISE
  PRICES      12/31/2000       LIFE          PRICE      12/31/2000    PRICE
 --------     -----------   -----------   -----------   ----------   --------
 $.27-$1.71     166,611        5.90          0.74        111,050       0.66
$1.72-$3.70      49,009        8.58          2.91          3,026       2.08

   At December 31, 2000, 805,338 options for the Company's common shares with a weighted average price of $2.40 per share were exercisable by employees of the Company. At December 31, 2000, 114,076 options for the Company's series A preferred shares with a weighted average price of $.70 per share were exercisable by the employees of the Company.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  RELATED-PARTY TRANSACTIONS

   ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1998, 1999, and 2000, the Company recorded approximately $3,230, $2,574, and $19, respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third party providers.

   Certain of ITC Holding's affiliates provide the Company with various services and/or receive services provided by the Company. These entities include InterCall, Inc., which provides conference calling services. In addition, the Company receives services from ITCDeltaCom, Inc., an affiliate of ITC Holding, which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes. ITC Holding also holds equity investments in the following entities which do business with the
Company: Powertel, Inc., which provides cellular services, and EarthLink, Inc., which is a national provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

   For the years ended December 31, 1998, 1999, and 2000, the Company received services from these affiliated entities in the amounts of approximately $1,570, $2,344, and $2,567, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's consolidated statements of operations.

   The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $2,186, $1,795, and $3,549, respectively, for the years ended December 31, 1998, 1999, and 2000, and are reflected in operating revenues in the Company's consolidated statements of operations.

   During 1998, 1999, and 2000 the Company leased office space to ITCDeltaCom, Inc. and Powertel, Inc. Approximately $234, $152 and $126 of lease income related to these transactions is recorded as other income in the Company's consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000, respectively.

   Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $628, $977, and $1,239 for the years ended December 31, 1998, 1999, and 2000, respectively.

9. BUSINESS ACQUISITIONS

KNOLOGY BROADBAND ACQUISITIONS

   In January 1998, the Company acquired an additional 6,747 shares of Knology Broadband preferred stock, representing an approximate 13% ownership interest in Knology Broadband, in exchange for cash of $10.2 million. The acquisition of the additional interest was accounted for as a step acquisition. The fair value of net assets acquired totaled $6.8 million, resulting in goodwill of $3.4 million.

   Effective July 1998, the Company acquired an additional 42,565 shares, representing approximately 43% of Knology Broadband's outstanding stock. The Company recorded its acquisition of this additional ownership interest under the purchase method of accounting as a step acquisition. Accordingly, the Company recorded the

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) pro rata share of net assets acquired at fair value. The Company determined that the book value of the pro rata share of assets and trade liabilities acquired approximated fair value. The fair value of Knology Broadband's senior discount notes (Note 3) was determined to be less than book value at the date of acquisition based on quoted market prices. As a result, a debt discount of approximately $8.5 million was recorded to adjust the book value of the pro rata share of senior notes acquired to fair value (Note 3).

   The total value paid by the Company was $36.7 million, including cash of $2.2 million and common and preferred stock valued at $34.5. The fair value of net assets acquired totaled $22.7 million, resulting in goodwill of $14.0 million. Prior to the acquisition, the Company owned more stock than any other single Knology Broadband stockholder, owning approximately 42% of the outstanding stock. As a result of the acquisition, the Company owned approximately 85% of the outstanding stock of Knology Broadband at December 31, 1998.

   The goodwill and debt discount created upon the acquisition of Knology Broadband is amortized over 10 years on a straight line basis and the term of the senior notes on the effective interest method, respectively.

CABLE ALABAMA ACQUISITION

   On October 30, 1998, Knology Broadband acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60.7 million in cash and also purchased for $5 million in cash certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. The acquisition has been accounted for under the purchase method of accounting.

TTE, INC. ACQUISITION

   On June 1, 1998, Knology Broadband acquired TTE, Inc., a non-facilities based reseller of local, long distance, and operator services to small and medium-sized business customers throughout South Carolina, for a purchase price of $1.3 million. The acquisition has been accounted for under the purchase method of accounting.

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

                                                                       1998
                                                                   ------------
       Operating revenues......................................... $     55,359
       Loss before extraordinary items............................      (37,455)
       Net loss attributable to common stockholders...............      (33,830)
       Net loss per share attributable to common
        stockholders (a)..........................................  (338,300.72)

--------
(a) Loss per share is computed using 100 as the number of shares outstanding in 1998.

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   The Company owns and operates advanced interactive broadband networks and provides residential and business customers broadband communications services, including video analog and digital cable television and local and long-distance telephone.

   Internet services include high-speed Internet access via cable modems, local transport services, such as local Internet transport, special access, local private line, and local exchange transport services.

                                                  INTERNET SERVICES
                                 VIDEO  TELEPHONE     AND OTHER     CONSOLIDATED
                                ------- --------- ----------------- ------------
   1998
    Operating revenues......... $22,527  $22,318       $  287         $45,132
    Cost of services ..........   8,751    7,948           98          16,797
                                -------  -------       ------         -------
    Gross margin............... $13,776  $14,370       $  189         $28,335
                                =======  =======       ======         =======
   1999
    Operating revenues......... $35,166  $28,774       $2,781         $66,721
    Cost of services...........  15,067   11,601          297          26,965
                                -------  -------       ------         -------
    Gross margin............... $20,099  $17,173       $2,484         $39,756
                                =======  =======       ======         =======
   2000
    Operating revenues......... $41,821  $34,943       $5,809         $82,573
    Cost of services...........  18,433   11,962          615          31,010
                                -------  -------       ------         -------
    Gross margin............... $23,388  $22,981       $5,194         $51,563
                                =======  =======       ======         =======

                         KNOLOGY, INC. AND SUBSIDIARIES

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. SUBSEQUENT EVENTS

   On January 12, 2001, the Company issued to certain existing investors and a select group of new accredited investors in a private placement 31,166,667 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. In connection with the completion of this private placement, the Company amended its amended and restated certificate of incorporation to adjust the ratios at which the Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, each share of Series A preferred stock converts into 1.0371 shares of common stock and each share of Series B preferred stock converts into 1.4865 shares of common stock. With respect to the amendment of conversion ratios of Series A and Series B preferred stock, the Company will recognize a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY, INC. included in this Annual Report on Form 10-K and have issued our report thereon dated February 13, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The
Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 13, 2001

                                  SCHEDULE II

                        KNOLOGY, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                            (THOUSANDS OF DOLLARS)

                                       YEAR          YEAR          YEAR
                                       ENDED         ENDED         ENDED
                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                       1998          1999          2000
                                    ------------  ------------  ------------

Allowance for doubtful accounts,
 balance at beginning of year.....   $   111        $   418      $   695

Addition charged to cost
 and expense......................     1,395          1,416        1,922

Deductions........................    (1,088)        (1,139)      (1,869)
                                     -------        -------      -------
Allowance for doubtful accounts,
 balance at end of year...........   $   418        $   695      $   748
                                     =======        =======      =======