Form 10-Q
period 2001-03-31
KNOLOGY INC
filed 2001-05-15
CIK 1096788

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

                             Yes [X]   No [ ]

  As of April 30, 2001, we had 448,204 shares of common stock, 50,961,057 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 35,674,593 shares of Series C preferred stock outstanding.

                        KNOLOGY, INC. AND SUBSIDIARIES
                         QUARTER ENDED MARCH 31, 2001


                                     INDEX

                                                                                           PAGE
   PART I     FINANCIAL INFORMATION
   Item 1     FINANCIAL STATEMENTS.......................................................    2
              Condensed Consolidated Balance Sheets......................................    2
              Condensed Consolidated Statements of Operations............................    3
              Condensed Consolidated Statement of Cash Flows.............................    4
              Notes to Condensed Consolidated Financial Statements.......................    5
   ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................................    7
   ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................   15

   PART II    OTHER INFORMATION

   ITEM 1     LEGAL PROCEEDINGS..........................................................   15
   ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS..................................   15
   ITEM 3     DEFAULTS UPON SENIOR SECURITIES............................................   16
   ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................   16
   ITEM 5     OTHER INFORMATION..........................................................   16
   ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K...........................................   16

ITEM 1.   FINANCIAL STATEMENTS

                        KNOLOGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                MARCH 31, 2001
                            (DOLLARS IN THOUSANDS)


                                                        March 31,   December 31,
                                                          2001          2000
                                                        ---------   ------------
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $  71,828  $   20,628
   Accounts receivable, net                                11,541      10,697
   Affiliate receivable                                     3,278       3,326
   Prepaid expenses and other                               1,234       1,231
                                                        ---------  ----------
          Total current assets                             87,881      35,882

PROPERTY, PLANT AND EQUIPMENT, net                        389,418     377,421

INVESTMENTS                                                12,013      11,472

INTANGIBLE AND OTHER ASSETS, net                           60,476      64,466

OTHER                                                         203         165
                                                        ---------  ----------
          Total assets                                  $ 549,991  $  489,406
                                                        =========  ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                     $      12   $      12
   Accounts payable                                        16,606      30,442
   Accrued liabilities                                      9,176      14,028
   Unearned revenue                                         4,963       4,318
                                                         --------   ---------
          Total current liabilities                        30,757      48,800

NONCURRENT LIABILITIES:
   Long-term notes payable                                 15,558      15,562
   Senior discount notes, net of discount                 362,772     352,054
   Unamortized investment tax credits                         282         299
                                                        ---------   ---------
          Total noncurrent liabilities                    378,612     367,915

          Total liabilities                               409,369     416,715

WARRANTS                                                    4,726       4,726

STOCKHOLDERS' EQUITY
   Convertible preferred stock                              1,051         721
   Common Stock                                                 4           4
   Additional paid-in capital                             345,306     247,730
   Accumulated deficit                                   (210,465)   (180,490)
                                                        ---------   ---------
          Total stockholders' equity                      135,896      67,965
                                                        ---------   ---------
          Total liabilities and stockholders' equity    $ 549,991   $ 489,406
                                                        =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      2001        2000
                                                                     -------    --------


OPERATING REVENUES                                               $     23,506   $    18,740
                                                                 ------------   -----------

OPERATING EXPENSES:
   Cost and expenses, excluding depreciation and amortization          25,249        19,729
   Depreciation and amortization                                       18,613        13,461
                                                                 ------------   -----------
            Total operating expenses                                   43,862        33,190
                                                                 ------------   -----------

OPERATING LOSS                                                        (20,356)      (14,450)

OTHER INCOME AND EXPENSES:
   Interest income                                                      1,119         1,397
   Interest expense                                                   (10,348)       (9,549)
   Other (expense) income, net                                           (390)            3
                                                                 ------------   -----------
            Total other income and expenses                            (9,619)       (8,149)
                                                                 ------------   -----------

LOSS BEFORE INCOME TAX BENEFIT                                        (29,975)      (22,599)

INCOME TAX BENEFIT                                                          -         1,557
                                                                 ------------   -----------

NET LOSS                                                         $    (29,975)   $  (21,042)
                                                                 ============   ===========

NET LOSS PER SHARE (Note 3):
   Basic and diluted                                                   $(0.59)       $(0.30)
                                                                 ============   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                               112,143,251    69,242,869
                                                                 ============   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     2001             2000
                                                                 -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(29,975)      $ (21,042)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                                 18,631          13,461
       Gain on disposition of assets                                      -              (3)
       Amortization of bond discount                                  4,682           4,190
       Changes in operating assets and liabilities:
          Accounts receivable                                          (844)            (93)
          Accounts receivable - affiliate                                48           3,956
          Prepaid expenses and other                                    (40)           (713)
          Accounts payable                                          (13,836)          1,247
          Accrued liabilities and interest                            1,166           4,370
          Unearned revenue                                              645             177
                                                                   --------       ---------
            Total adjustments                                        10,452          26,592
                                                                   --------       ---------
            Net cash (used in) provided by operating activities     (19,523)          5,550
                                                                   --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                         (25,996)        (23,106)
   Investments                                                         (541)             (5)
   Franchise cost expenditures, net                                    (643)            (25)
   Proceeds from sales of assets                                          -              15
   Proceeds from sales of marketable securities, net                      -           6,069
                                                                   --------       ---------
          Net cash used in investing activities                     (27,180)        (17,052)
                                                                   --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances to affiliates                                                 -            (214)
   Proceeds from private placement, net of offering expenses         97,907         130,337
   Principal payments on debt                                            (4)              -
                                                                   --------       ---------
          Net cash provided by financing activities                  97,903         130,123
                                                                   --------       ---------

NET INCREASE IN CASH                                                 51,200         118,621

CASH AT BEGINNING OF PERIOD                                          20,628           7,819
                                                                   --------       ---------

CASH AT END OF PERIOD                                              $ 71,828       $ 126,440
                                                                   ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                        $    405       $     494

                        KNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001
                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  ORGANIZATION AND NATURE OF BUSINESS

    Knology Inc. (the "Company") offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina; and Knoxville, Tennessee. We also provide local telephone services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. We plan to expand to additional mid-to-large-sized cities in the southeastern United States.

    The Company has experienced operating losses as a result of the expansion of its advanced interactive broadband communications networks and services into new and existing markets. Management expects to continue to focus on increasing the customer base and expanding the Company's broadband operations. Accordingly, the Company expects that it will continue to experience operating losses in accordance with the business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain amounts included in the 2000 financial statements have been reclassified to conform to the 2001 financial statements.

3.  NET LOSS PER SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. The Company's other potentially dilutive securities, including stock options and stock warrants, are not included in the computation of diluted net loss per share as their effect is antidilutive.

    In January 2001, a non-cash dividend was recognized in conjunction with the issuance of Series C preferred stock and the amendment of the conversion ratios of the Company's Series A preferred stock and Series B preferred stock into common stock (Note 4). The following table represents a reconciliation of the net loss per the condensed consolidated statement of operations to the net loss attributable to equivalent common stockholders:

                                                               2001
                                                           -------------
Net loss.................................................. $    (29,975)
Non-cash distribution to preferred stockholders...........      (36,579)
                                                           ------------
Net loss attributable to equivalent common stockholders... $    (66,554)
Weighted average shares outstanding.......................  112,143,251
Net loss per share........................................ $      (0.59)

4.  EQUITY TRANSACTIONS

    In February 2000, ITC Holding Company, Inc., in connection with a reorganization of certain of its businesses, distributed to its option holders options to purchase 6,258,036 shares of our Series A preferred stock, and distributed to its shareholders all of its 43,211,531 shares of our Series A preferred stock. As a result of this distribution, we are no longer a subsidiary of ITC Holding. The shares of Series A preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a firm-commitment underwritten public offering in which (1) if the offering is completed in 2001, the price per share is $4.00; if the offering is completed in 2002, the price per share is $5.00; and if the offering is completed in 2003 or thereafter, the price per share is $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange (a "Qualified Public Offering"). The shares are convertible into shares of common stock on a one-to-1.0371 basis, subject to customary anti-dilution adjustments.

    On February 7, 2000, we completed a private placement of 21,180,131 shares of our Series B preferred stock to a small group of institutional investors and certain of our executive officers for approximately $100.6 million. The shares of Series B preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering. The shares are convertible into shares of common stock on a one-to-1.4865 basis, subject to customary anti-dilution adjustments.

    On January 12, 2001, we completed a private placement of 31,166,667 shares of our Series C preferred stock to a small group of institutional investors for approximately $93.5 million. On March 30, 2001, we completed another private placement of 1,885,996 shares of Series C preferred stock to a small group of accredited investors for approximately $5.7 million. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering. The shares are convertible into shares of common stock on a one-to-one basis, subject to customary anti-dilution adjustments.

    In connection with the January 12, 2001 private placement of Series C preferred stock, the Company amended its amended and restated certificate of incorporation to adjust the ratios at which the Series A preferred stock and Series B preferred stock convert into common stock to the ratios set forth above. With respect to the amendment of the conversion ratios of the Series A preferred stock and Series B preferred stock, the Company recognized a non-cash dividend in January 2001 (Note 3).

5.  SEGMENT INFORMATION

    Effective January 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

    The Company owns and operates advanced interactive broadband networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, and high-speed Internet access, which the Company refers to as video, voice, and data services. We also provide other services including broadband carrier services, which includes local transport services such as local Internet transport, special access, local private line, and local loop services.

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

    Revenues by broadband communications service are as follows:

                               THREE MONTHS ENDED MARCH 31,
                                   2001          2000
                               ----------     ---------
Video.........................   $11,237        $ 9,714
Voice.........................     9,989          7,673
Data and Other................     2,280          1,353
                                 -------        -------
Consolidated Revenues.........   $23,506        $18,740
                                 =======        =======

6.  SUBSEQUENT EVENTS

    On April 13, 2001 the Company issued to a small group of accredited investors, in a private placement, 2,621,930 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $7.9 million.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

    The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

   -  a note in the principal amount of $9.6 million; and

   - its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.6 million in cash to purchase the additional ClearSource shares; and

- the holders of the remaining 15% interest in Knology Broadband exchanged that interest for shares of Knology, Inc. and the holders of outstanding warrants to purchase Knology Broadband preferred stock exchanged those warrants for warrants to purchase preferred stock of Knology, Inc.

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



REVENUES AND EXPENSES

    We have incurred net losses in each quarter since our inception, and as of March 31, 2001, the accumulated deficit had reached approximately $210.5 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

    We can group our revenues into the following categories:

    - Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 51.8% and 47.8% of our consolidated revenues for the three months ended March 31, 2000 and 2001, respectively.

    - Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 40.9% and 42.5% of our consolidated revenues for the three months ended March 31, 2000 and 2001, respectively.

    - Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services. These combined revenues accounted for approximately 7.2% and 9.7% of our consolidated revenues for the three months ended March 31, 2000 and 2001, respectively.

      As we continue to sell bundled services, we expect that our voice and data and other revenues will continue to increase at a higher rate compared to video revenues. Accordingly, we expect that our voice and data and other revenues will represent a higher percentage of consolidated revenues in the future.

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Cost of services include:

  - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on the numbers of subscribers, it will increase as we add more subscribers. Additionally, programming costs will increase as cost per program channel increases over time.

  - Voice, Data and Other cost of service. Voice, data and other cost of services consist primarily of transport cost and network access fees.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2001 and 2000.

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                               2001         2000
                                             --------     --------
     Operating revenues:
         Video...........................        48%          52%
         Voice...........................        42           41
         Data and other..................        10            7
                                             ------       ------
            Total........................       100          100
     Operating expenses:

             Cost and expenses, excluding
              depreciation and amortization     108          105
             Depreciation and amortization..     79           72
                                             ------       ------
              Total.........................    187          177
                                             ------       ------
            Operating loss..................    (87)         (77)
            Other income and expenses, net..    (41)         (43)
                                             ------       ------
            Loss before income tax benefit..   (128)        (120)
            Income tax benefit..............      0            8
                                             ------       ------

            Net loss........................   (128)%       (112)%
                                             ======       ======

  The following table sets forth certain operating and financial data for the periods ended March 31, 2001 and 2000:

                                        AS OF MARCH 31,
                                        2001     2000     CHANGE       %
                                      -------   -------   ------    -----
MARKETABLE HOMES PASSED (1).......... 388,710   317,859   70,851     22.3 %
CONNECTIONS (2)
   Video............................. 105,859    93,770   12,089     12.9 %
                                      -------   -------   ------    -----
   Voice
     On Net..........................  61,034    41,006   20,028     48.8 %
     Off Net.........................   6,936     7,609     (673)    (8.8)%
                                      -------   -------   ------    -----
                                       67,970    48,615   19,355     39.8 %
   Data..............................  18,885     7,662   11,223    146.5 %
                                      -------   -------   ------    -----
     Total........................... 192,714   150,047   42,667     28.4 %
                                      =======   =======   ======    =====

(1) Marketable homes passed are the number of small business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

(2) All of our video and data connections are provided over our networks. Our voice connections consist of both "on net" and "off net" connections. On-net refers to lines provided over our broadband networks. It includes 22,697 and 23,271 lines as of March 31, 2000 and 2001, respectively, provided using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

                                                                       THREE MONTHS ENDED
                                                                            MARCH  30,
                                                                        2001       2000      CHANGE     %
                                                                      --------   --------   -------   -----
         OPERATING REVENUES:
            Video..................................................   $ 11,237   $  9,714   $ 1,523    15.7%
            Voice..................................................      9,989      7,673     2,316    30.2%
            Data and other.........................................      2,280      1,353       927    68.5%
                                                                      --------   --------   -------   -----
                  Total............................................     23,506     18,740     4,766    25.4%
         OPERATING EXPENSES:
           Cost and expenses, excluding depreciation
            and amortization.......................................     25,249     19,729     5,520    28.0%
            Depreciation and amortization..........................     18,613     13,461     5,152    38.3%
                                                                      --------   --------   -------   -----
                  Total............................................     43,862     33,190    10,672    32.2%
                                                                      --------   --------   -------   -----
         OPERATING LOSS............................................    (20,356)   (14,450)   (5,906)   40.9%
         OTHER INCOME AND EXPENSES, NET............................     (9,619)    (8,149)   (1,470)   18.0%
         LOSS BEFORE INCOME TAX BENEFIT............................    (29,975)   (22,599)   (7,376)   32.6%
         INCOME TAX BENEFIT........................................          0      1,557    (1,557)  100.0%
                                                                      --------   --------   -------   -----
         NET LOSS..................................................   $(29,975)  $(21,042)  $(8,933)   42.5%
                                                                      ========   ========   =======   =====

   Revenues. Operating revenues increased 25.4% from $18.7 million for the three months ended March 31, 2000, to $23.5 million for the three months ended March 31, 2001. Operating revenues from video services increased 15.7% from $9.7 million for the three months ended March 31, 2000 to $11.2 million for the same period in 2001. Operating revenues from voice services increased 30.2% from $7.7 million for the three months ended March 31, 2000 to $10.0 million for the same period in 2001. Operating revenue from data and other services increased 68.5% from $1.4 million for the three months ended March 31, 2000 to $2.3 million for the same period in 2001, $2.1 million of which were revenues from data services in 2001.

   The increased revenues from voice, video and data and other services are due primarily to an increase in the number of connections, from 150,047 as of March 31, 2000 to 192,714 as of March 31, 2001. The additional connections resulted primarily from:

 . the extension of our broadband networks in the Augusta and Charleston markets;

 . the upgrade of our existing one-way network to an advanced interactive broadband network in Huntsville;

 .  internal growth in connections generated by our sales and marketing efforts;
   and

 .  the construction of a new broadband network in Knoxville.

  Expenses. Operating expenses, excluding depreciation and amortization increased 28.0% from $19.7 million for the three months ended March 31, 2000, to $25.2 million for the three months ended March 31, 2001. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our operating expenses to continue to increase as we add more connections. Selling, operations and administration expenses will increase operating expenses as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

  Depreciation and amortization increased 38.3% from $13.5 million for the three months ended March 31, 2000, to $18.6 million for the three months ended March 31, 2001. The increase in depreciation and amortization is due to significant additions in property, plant and equipment resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

  Other Income and Expense. Interest income was $1.4 million for the three months ended March 31, 2000, compared to $1.1 million for the same period in 2001. The interest income earned is the result of the short term investment of the proceeds from our equity transactions.

  Interest expense increased from $9.5 million for the three months ended March 31, 2000, to $10.3 million for the three months ended March 31, 2001. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued by Knology Broadband in October 1997. We capitalized interest related to the construction of our broadband networks of $528 and $777 for the three months ended March 31, 2000 and 2001, respectively.

  Income Tax Benefit. We recorded an income tax benefit of $1.6 million for the three months ended March 31, 2000. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. Following the spinoff of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement. Therefore, we no longer receive any payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

  Net Loss Attributed to Common Stockholders. We incurred a net loss of $21.0 million for the three months ended March 31, 2000, compared to a net loss of $29.9 million for the three months ended March 31, 2001. We expect net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 2000, we had a net working capital deficit of $12.9 million, compared to net working capital of $57.1 million at March 31, 2001. The increase in working capital is principally due to the completion of funding for the private placement of our Series C preferred stock.

  Operating activities provided cash of $5.5 million and used cash of $19.5 million for the three months ended March 31, 2000 and 2001, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash depreciation and amortization.

  Investing activities used cash of $17.1 million and $27.2 million for the three months ended March 31, 2000 and 2001, respectively. Investing activities in the 2001 period primarily consisted of $26.0 million of capital expenditures, $643 of franchise cost expenditures, and a $496 investment in Clearsource.

  Financing activities provided cash of $130.1 million and $97.9 million for the three months ended March 31, 2000 and 2001, respectively. Financing activities in the three months ended March 31, 2001 consisted of $97.9 million in proceeds, net of expenses, from the private placement of Series C preferred stock.

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

  On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. This credit facility allows Knology Broadband to borrow up to five times the annualized consolidated adjusted cash flow of each of its subsidiaries, if such subsidiary's cash flow is positive. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of Knology Broadband. The credit facility contains a number of covenants that restrict the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to :

       -        incur indebtedness;

       -        create liens

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

  The maximum amount available under the credit facility as of March 31, 2001 was approximately $17 million, assuming compliance with all of the operating and financial covenants. As of March 31, 2001, $15.5 million had been drawn against the credit facility.

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

  In connection with our spin-off from ITC Holding in February 2000, we entered into an agreement with ITC Holding in which we made certain covenants that restricted our ability to issue additional shares of capital stock under certain circumstances. In connection with our private placement of 31,166,667 shares of our Series C preferred stock on January 12, 2001, ITC Holding agreed to release us from these covenants pursuant to the agreement. Accordingly, we are no longer restrained by the ITC Holding agreement with respect to the issuance of additional shares of capital stock.

  In February 2000, we issued to qualified investors in an equity private placement 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of approximately $100.6 million.

  On January 12, 2001, the Company issued to certain existing investors and a select group of new accredited investors, in a private placement, 31,166,667 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. In connection with the completion of this private placement, we amended our amended and restated certificate of incorporation to adjust the ratios at which our Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion price for each share of Series A preferred stock was reduced from $4.75 per share to $4.58 per share and the conversion price for each share of Series B preferred stock was reduced from $4.75 per share to $3.1954 per share, both as may be further adjusted for stock splits and dividends and issuances of additional shares of capital stock and rights to purchase capital stock at a per share price less than $3.1954, other than additional issuances of the Series C preferred stock at $3.00 per share or more prior to April 15, 2001. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, we recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

  On March 30, 2001 the Company issued to a small group of accredited investors, in a private placement, 1,885,996 shares of Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $5.7 million.

  On April 13, 2001 the Company issued to a small group of accredited investors, in a private placement, 2,621,930 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $7.9 million.

  Our use of the net proceeds from the offerings of our Series C preferred stock to date and from future offerings of debt and equity securities and future borrowings is limited by the provisions of the stock purchase agreement that we entered into in connection with the January 12, 2001 offering. Specifically, the first $90 million in net proceeds are restricted to construction and operation of our networks in the Augusta, Charleston, Columbus, Huntsville, Montgomery and Panama City markets.

  The next $10 million in net proceeds can be used to construct and operate Knology's networks in the first six markets as well as in the Knoxville and Nashville markets. The next $35 million in net proceeds that we raise in future offerings of debt or equity securities and future borrowings must be used to construct and expand our networks in the first six markets. The next $10 million of net proceeds must be used to construct and expand Knology's networks in the first six markets as well as in the Knoxville market. Any additional net proceeds can be used for any corporate purpose.

 The table below summarizes these uses:

--------------------------------------------------------------------------------
Use of Net Proceeds from
Series C Preferred Stock
Offerings and Future Offerings       Use of Proceeds
------------------------------       ---------------
$0-$90 million                       Augusta, Charleston, Columbus, Huntsville,
                                     Montgomery & Panama City markets
$90-$100 million                     Augusta, Charleston, Columbus, Huntsville,
                                     Montgomery, Panama City, Knoxville and
                                     Nashville markets
$100-$135 million                    Augusta, Charleston, Columbus, Huntsville,
                                     Montgomery and Panama City markets
$135-$150 million                    Augusta, Charleston, Columbus, Huntsville,
                                     Montgomery, Panama City and Knoxville
                                     markets
Over $150 million                    Any corporate purpose
--------------------------------------------------------------------------------

These restrictions on our use of proceeds from the Series C preferred stock offerings and future offerings may be waived if approved by a majority of our board of directors, including at least one director appointed by the holders of our Series B preferred stock (if there are any then serving on our board).

FUTURE FUNDING

  Our business requires substantial investment to finance capital expenditures and related expenses, to expand and upgrade our interactive broadband networks, to fund subscriber equipment, to maintain the quality of our networks and to finance the repayment, extinguishment or repurchase of our debt. We presently expect that our current cash reserves (including the $107.1 million of funding that we received from the sale of our Series C preferred stock through April
2001), cash flow from operations, and funding obtained through our existing credit facility will be sufficient to fund our planned 2001 capital expenditures. In 2001, we currently expect to use approximately $2.0 million to fund operating losses and approximately $85.0 million for capital expenditures, of which approximately $32.2 million relates to the construction of networks in the markets where we currently provide service and the remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, and information systems.

  We have completed the construction of our networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. We expect to complete the upgrade of the Huntsville network to broadband capacity by the end of 2001. We expect that, with sufficient funds, the construction of our networks in our other existing markets will be substantially completed during 2005. We will not have sufficient funds to complete this construction without significant additional financing. We expect to raise this capital through bank borrowings, private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

                          PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  We are subject to litigation in the normal course of our business. However, in our opinion, there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations or liquidity. We are also a party to regulatory proceedings affecting the relevant segments of the communications industry generally.

ITEM 2. Changes in Securities and Use of Proceeds

  On January 12, 2001, the Company issued to certain existing investors and a select group of new accredited investors, in a private placement, 31,166,667 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. In connection with the completion of this private placement, the Company amended its amended and restated certificate of incorporation to adjust the ratios at which the Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the January 12, 2001 private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, each share of Series A preferred stock converts into 1.0371 shares of common stock and each share of Series B preferred stock converts into 1.4865 shares of common stock. With respect to the amendment of conversion ratios of the Series A preferred stock and Series B preferred stock, the Company recognized a non-cash dividend in January 2001 (Note 3). In addition, the amended and restated certificate of incorporation was amended to change the trigger for the automatic conversion of our Series A preferred stock and Series B preferred stock. Previously, the shares of our Series A preferred stock and Series B preferred stock would automatically convert into shares of common stock upon the completion of a firm-commitment underwritten public offering in which (1) the price per share is $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange. As amended, our amended and restated certificate of incorporation provides that the shares of our Series A preferred stock and Series B preferred stock will automatically convert into shares of common stock upon the completion of a firm-commitment underwritten public offering in which (1) if the offering is completed in 2001, the price per share is $4.00; if the offering is completed in 2002, the price per share is $5.00; and if the offering is completed in 2003 or thereafter, the price per share is $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange (a "Qualified Public Offering").

  On March 30, 2001 the Company issued to a small group of accredited investors, in a private placement, 1,885,996 shares of Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $5.7 million. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering. The shares of Series C preferred stock are convertible into shares of common stock on a one-to-one basis.

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

ITEM 3. Default upon Senior Securities

 None

ITEM 4. Submission of Matters to a Vote of Security Holders

 In order to issue shares of Series C preferred stock, we obtained the approval of our stockholders, by written consent, to amend and restate its amended and restated certificate of incorporation to, among other things, designate the rights, preference and privileges of the Series C preferred stock and to authorize its issuance. The amended and restated certificate, as so amended, also modified certain rights of the holders of our Series A preferred stock, Series B preferred stock and common stock, including those modification described under Item 2 above. The amended and restated certificate, which was previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 26, 2001, is incorporated by reference herein.

 The amendment of the amended and restated certificate was approved on January 12, 2001 by the holders of 43,926,409 shares out of 50,912,894 shares of our Series A preferred stock, the holders of 20,686,878 shares out of 21,180,131 shares of our Series B preferred stock, and the holders of 64,603,287 shares out of 72,536,338 shares of our commons stock.

ITEM 5. Other Information

 None

ITEM 6. Exhibits and Reports on Form 8-K

 (A)  EXHIBITS

 Exhibit
   No.                       Exhibit Description

   3.1 Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Inc.'s Current Report on Form 8-K filed on January 26, 2001).

   3.2 Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

   4.1 Specimen of Stock Certificate for Shares of Common Stock, par value $0.01 (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

   4.2 Specimen of Stock Certificate for Shares of Series A Preferred Stock, par value $0.01 (Incorporated herein by reference to Exhibit 4.2 to Knology Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

   4.3 Indenture dated as of October 22, 1997 between Knology Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of

        Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement of Knology Broadband, Inc. (formerly Knology Holdings, Inc.) on Form S-4 (File No. 333-43339)).

   4.4  Form of Senior Discount Note (contained in Exhibit 4.3).

   4.5  Form of Exchange Note (contained in Exhibit 4.3).

  10.1 Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.'s Post-Effective Amendment No. 2 to Form S-1 (File
        No. 333-89179)).

10.1.1 Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.'s Current Report on Form 8-K filed on January 26, 2001).

  10.2 Joinder Agreement, dated as of January 12, 2001, by and among Knology, Inc. and the stockholders thereof who are signatories thereto (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.'s Current Report on Form 8-K filed January 26, 2001).

  10.3 Series C Preferred Stock Purchase Agreement, dated as of January 12, 2001, by and among Knology, Inc. and each of those persons and entities whose names are set forth on Exhibit A thereto (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.'s Current Report on Form 8-K filed January 26, 2001).

  10.4 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and Knology Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4.1  First Amendment to Credit Facility Agreement, dated as of July 8, 1999.

10.4.2 Second Amendment to Credit Facility Agreement, dated as of November 24, 1999.

10.4.3  Third Amendment to Credit Facility Agreement, dated as of March 31,
        2000.

10.4.4 Fourth Amendment to Credit Facility Agreement, dated as of September 30, 2000.

10.4.5  Fifth Amendment to Credit Facility Agreement, dated as of March 31,
        2001.



  (B) REPORTS ON FORM 8-K

  On January 26, 2001, the Company filed on Form 8-K, a report announcing the completion of a private placement of 31,166,667 shares of its Series C Preferred Stock, at a price per share of $3.00, or an aggregate of $93.5 million.

  On April 2, 2001, the Company filed on Form 8-K, a report reflecting the consent of Arthur Andersen, LLP to the incorporation, by reference in the Company's Registration Statement on Form S-8, of their report dated February 13, 2001 for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KNOLOGY, Inc.

May 15, 2001                          By:  /s/ RODGER L. JOHNSON
                                           -------------------------------------
                                           President and Chief Executive Officer


                                           KNOLOGY, Inc.

May 15, 2001                          By:  /s/ ROBERT K. MILLS
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)