Form 10-Q
period 2001-06-30
KNOLOGY INC
filed 2001-08-02
CIK 1096788

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                       COMMISSION FILE NUMBER: 333-89179

                                 KNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                 58-2424258
                --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


           KNOLOGY, INC.                                   31833
                                                           -----
        1241 O.G. SKINNER DRIVE                         (Zip Code)
            WEST POINT, GEORGIA
            -------------------
  (Address of principal executive offices)

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

                                Yes [X] No [_]

   As of June 30, 2001, we had 501,444 shares of common stock, 50,980,459 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 37,219,563 shares of Series C preferred stock outstanding.

                        KNOLOGY, INC. AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                                                                   PAGE
PART I   FINANCIAL INFORMATION

Item.1   FINANCIAL STATEMENTS................................................................................        2
         Condensed Consolidated Balance Sheets...............................................................        2
         Condensed Consolidated Statements of Operations.....................................................        3
         Condensed Consolidated Statement of Cash Flows......................................................        4
         Notes to Condensed Consolidated Financial Statements................................................        5
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................................................        7
ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................       17

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS...................................................................................       17
ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................       18
ITEM 3   DEFAULTS UPON SENIOR SECURITIES.....................................................................       18
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................       18
ITEM 5   OTHER INFORMATION...................................................................................       18
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K....................................................................       18

ITEM 1. FINANCIAL STATEMENTS

                        KNOLOGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 JUNE 30, 2001
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         June 30,             December 31,
                                                                           2001                   2000
                                                                        ---------             -----------
                                            ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                        $  65,219              $  20,628
       Accounts receivable, net                                            11,860                 10,697
       Affiliate receivable                                                 3,226                  3,326
       Prepaid expenses and other                                           1,192                  1,231
                                                                        ---------              ---------
                    Total current assets                                   81,497                 35,882

PROPERTY, PLANT AND EQUIPMENT, net                                        395,336                377,421

INVESTMENTS                                                                12,013                 11,472

INTANGIBLE AND OTHER ASSETS, net                                           56,200                 64,631
                                                                        ---------              ---------
                    Total assets                                        $ 545,046              $ 489,406
                                                                        =========              =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of notes payable                                 $       -              $      12
       Accounts payable                                                    16,542                 30,442
       Accrued liabilities                                                 11,436                 14,028
       Unearned revenue                                                     5,285                  4,318
                                                                        ---------              ---------
                    Total current liabilities                              33,263                 48,800

NONCURRENT LIABILITIES:
       Long-term notes payable                                             15,465                 15,562
       Senior discount notes, net of discount                             373,908                352,054
       Unamortized investment tax credits                                     218                    299
                                                                        ---------              ---------
                    Total noncurrent liabilities                          389,591                367,915

                    Total liabilities                                     422,854                416,715

WARRANTS                                                                    4,726                  4,726

STOCKHOLDERS' EQUITY
       Convertible preferred stock                                          1,094                    721
       Common Stock                                                             5                      4
       Additional paid-in capital                                         357,649                247,730
       Accumulated deficit                                               (241,282)              (180,490)
                                                                        ---------              ---------
                    Total stockholders' equity                            117,466                 67,965
                                                                        ---------              ---------
                    Total liabilities and stockholders' equity          $ 545,046              $ 489,406
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

                        KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           Three Months Ended            Six Months Ended
                                                                                 June 30,                     June 30,
                                                                         2001             2000          2001           2000
                                                                    -------------   -------------  -------------   ------------
OPERATING REVENUES                                                  $      25,452   $     20,254   $      48,958   $     38,994
                                                                    -------------   ------------   -------------   ------------

OPERATING EXPENSES:
       Cost and expenses, excluding depreciation and amortization          26,153         21,853          51,402         41,582
       Depreciation and amortization                                       19,811         14,398          38,424         27,859
                                                                    -------------   ------------   -------------   ------------
                       Total operating expenses                            45,964         36,251          89,826         69,441
                                                                    -------------   ------------   -------------   ------------

OPERATING LOSS                                                            (20,512)       (15,997)        (40,868)       (30,447)

OTHER INCOME AND EXPENSES:
       Interest income                                                        810          1,726           1,929          3,123
       Interest expense                                                   (10,905)        (9,862)        (21,253)       (19,411)
       Other (expense) income, net                                           (210)            70            (600)            73
                                                                    -------------   ------------   -------------   ------------
                       Total other income and expenses                    (10,305)        (8,066)        (19,924)       (16,215)
                                                                    -------------   ------------   -------------   ------------

LOSS BEFORE INCOME TAX BENEFIT                                            (30,817)       (24,063)        (60,792)       (46,662)

INCOME TAX BENEFIT                                                              -              -               -          1,557
                                                                    -------------   ------------   -------------   ------------

NET LOSS                                                            $     (30,817)  $    (24,063)  $     (60,792)  $    (45,105)
                                                                    =============   ============   =============   ============

NET LOSS PER SHARE (Note 3):
       Basic and diluted                                            $       (0.26)  $      (0.33)  $       (0.85)  $      (0.68)
                                                                    =============   ============   =============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                   120,182,930     72,090,561     115,127,837     66,677,971
                                                                    =============   ============   =============   =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    Six Months Ended June 30,
                                                                                      2001          2000
                                                                                   ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                   $ (60,792)     $ (45,105)
        Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities:
              Depreciation and amortization                                           38,424         27,859
              Gain on disposition of assets                                              179             (3)
              Amortization of bond discount                                           21,855          8,576
              Amortization of deferred investment tax credit                             (45)           (36)
              Changes in operating assets and liabilities:
                   Accounts receivable                                                (1,164)          (210)
                   Accounts receivable - affiliate                                       101          4,024
                   Prepaid expenses and other                                              3           (660)
                   Accounts payable                                                  (13,900)         5,365
                   Accrued liabilities and interest                                   (2,593)        11,052
                   Unearned revenue                                                      967           (311)
                                                                                   ---------     ----------
                       Total adjustments                                              43,827         55,656
                                                                                   ---------     ----------
                       Net cash (used in) provided by operating activities           (16,965)        10,551
                                                                                   ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures, net of retirements                                     (47,260)       (57,500)
        Investments                                                                     (541)        (4,701)
        Franchise cost expenditures, net                                                (836)          (250)
        Proceeds from sales of assets                                                     81            208
        Proceeds from sales of marketable securities, net                                  -          6,069
                                                                                   ---------     ----------
                   Net cash used in investing activities                             (48,556)       (56,174)
                                                                                   ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Advances to affiliates                                                             -            (68)
        Proceeds from exercised stock options                                            358              -
        Proceeds from private placement, net of offering expenses                    109,758        131,119
        Principal payments on debt                                                        (4)            (7)
                                                                                   ---------     ----------
                   Net cash provided by financing activities                         110,112        131,044
                                                                                   ---------     ----------

NET INCREASE IN CASH                                                                  44,591         85,421

CASH AT BEGINNING OF PERIOD                                                           20,628          7,818
                                                                                   ---------     ----------

CASH AT END OF PERIOD                                                              $  65,219     $   93,239
                                                                                   =========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during the period for interest                                   $     819     $      494

                        KNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      Certain amounts included in the 2000 financial statements have been reclassified to conform to the 2001 financial statements.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                                    Six Months Ended June 30,
    Net loss.....................................................      $    (60,792)
    Non-cash distribution to preferred stockholders..............           (36,579)
                                                                       ------------
    Net loss attributable to equivalent common stockholders......      $    (97,371)
    Weighted average shares outstanding..........................       115,127,837
    Net loss per share...........................................      $      (0.85)

   NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test. The Company's required adoption date is January 1, 2002, at which time the Company will no longer record amortization of goodwill and will begin an impairment analysis of goodwill in accordance with SFAS No. 142.

4.     EQUITY TRANSACTIONS

       In February 2000, ITC Holding Company, Inc., in connection with a reorganization of certain of its businesses, distributed to its option holders options to purchase 6,258,036 shares of our Series A preferred stock, and distributed to its shareholders all of its 43,211,531 shares of our Series A preferred stock. As a result of this distribution, we are no longer a subsidiary of ITC Holding. The shares of Series A preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a firm-commitment underwritten public offering in which (1) if the offering is completed in 2001, the price per share is at least $4.00; if the offering is completed in 2002, the price per share is at least $5.00; and if the offering is completed in 2003 or thereafter, the price per share is at least $6.00, (2) the gross proceeds to us are at least $50 million and (3) the common stock sold in the offering is listed on the Nasdaq National Market or on a national securities exchange (a "Qualified Public Offering"). The shares of Series A preferred stock are currently convertible into shares of common stock on a one-to-1.0371 basis, subject to customary anti-dilution adjustments.

       On February 7, 2000, we completed a private placement of 21,180,131 shares of our Series B preferred stock to a small group of institutional investors and certain of our executive officers for approximately $100.6 million. The shares of Series B preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering. The shares of Series B preferred stock are currently convertible into shares of common stock on a one-to-1.4865 basis, subject to customary anti-dilution adjustments.

       On January 12, 2001, we completed a private placement of 31,166,667 shares of our Series C preferred stock to a small group of institutional investors for approximately $93.5 million. On March 30, 2001, we completed another private placement of 1,885,996 shares of Series C preferred stock to a small group of accredited investors for approximately $5.7 million. On April 13, 2001 the Company issued to a small group of accredited investors, in a private placement, 2,621,930 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $7.9 million. On June 29, 2001 the Company issued to a small group of accredited investors, in a private placement, 1,544,970 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $4.6 million. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering. The shares are currently convertible into shares of common stock on a one-to-one basis, subject to customary anti-dilution adjustments.

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

       Revenues by broadband communications service are as follows:

                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,

                                                   2001                 2000                2001               2000
                                                   ----                 ----                ----               ----
Video....................................       $ 11,915             $ 10,522            $ 23,152           $ 20,615
Voice....................................         10,630                8,312              20,619             15,985
Data and other...........................          2,907                1,420               5,187              2,394
                                                --------             --------            --------           --------
Consolidated revenues....................       $ 25,452             $ 20,254            $ 48,958           $ 38,994
                                                ========             ========            ========           ========

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

       The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

       Knology, Inc. was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. In November 1999, in order to effectuate the reorganization:

-      ITC Holding contributed to Knology, Inc.:

       - its 85% interest in Knology Broadband, Inc. (formerly Knology Holdings, Inc.);

       - all of the outstanding capital stock of Interstate Telephone Company, Inc., Valley Telephone Company, Inc., Globe Telecommunications, Inc. and ITC Globe, Inc., referred to as our "telephone operations group;"

       -  a note in the principal amount of $9.6 million; and

       - its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.6 million in cash to purchase the additional ClearSource shares; and

       - the holders of the remaining 15% interest in Knology Broadband exchanged that interest for shares of Knology, Inc. and the holders of outstanding warrants to purchase Knology Broadband preferred stock exchanged those warrants for warrants to purchase Series A preferred stock of Knology, Inc.

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

SIGNIFICANT ACCOUNTING POLICIES

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test. The Company's required adoption date is January 1, 2002, at which time the Company will no longer record amortization of goodwill and will begin an impairment analysis of goodwill in accordance with SFAS No. 142.

REVENUES AND EXPENSES

       We have incurred net losses in each quarter since our inception, and as of June 30, 2001, the accumulated deficit had reached approximately $241.3 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

       We can group our revenues into the following categories:

       - Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 46.8% and 47.3% of our consolidated revenues for the three and six months ended June 30, 2001 compared to 52.0% and 52.9% for the three and six months ended June 30, 2000.

       - Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 41.8% and 42.1% of our consolidated revenues for the three and six months ended June 30, 2001 compared to 41.0% and 41.0% for the three and six months ended June 30, 2000.

       - Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services. These combined revenues accounted for approximately 11.4% and 10.6% of our consolidated revenues for the three and six months ended June 30, 2001 compared to 7.0% and 6.1% for the three and six months ended June 30, 2000.

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

   We have experienced operating losses as a result of the expansion of our advanced interactive broadband communications networks and services into new and existing markets. Management expects to continue to focus on increasing the customer base and expanding our broadband operations. Accordingly, we expect that we will continue to experience operating losses in accordance with the business plan. While management expects our expansion plans to result in profitability, there can be no assurance that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability and/or positive cash flow.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2001 and 2000.

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                2001              2000
                                                                                ----              ----
                 Operating revenues:.....................................
                      Video..............................................         47%               52%
                      Voice..............................................         42                41
                      Data and other.....................................         11                 7
                                                                                ----              ----
                         Total...........................................        100               100
                 Operating expenses:
                      Cost and expenses, excluding
                       depreciation and amortization.....................        103               108
                      Depreciation and amortization......................         78                71
                                                                                ----              ----
                         Total...........................................        181               179
                                                                                ----              ----
                 Operating loss..........................................        (81)              (79)
                 Other income and expenses, net..........................        (40)              (40)
                                                                                ----              ----
                 Net loss................................................       (121)%            (119)%
                                                                                ====              ====

The following tables set forth certain operating and financial data as of and for the periods ended June 30, 2001 and 2000.

                                                          AS OF JUNE 30,
                                                        2001             2000             CHANGE          %
                                                        ----             ----             ------          -
MARKETABLE HOMES PASSED (1)                            399,958          335,978           63,980        19.0%
CONNECTIONS (2)
     Video........................................     110,131           96,781           13,350        13.8%
                                                       -------          -------           ------        ----
     Voice
        On Net....................................      68,002           46,175           21,827        47.3%
        Off Net...................................       6,581            7,635           (1,054)      (13.8)%
                                                       -------          -------           ------        ----
                                                        74,583           53,810           20,773        38.6%
     Data..........................................     22,779            9,675           13,104       135.4%
                                                       -------          -------           ------        ----
        Total......................................    207,493          160,266           47,227        29.5%
                                                       =======          =======           ======        ====

(1) Marketable homes passed are the number of small business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

(2) All of our video and data connections are provided over our networks. Our voice connections consist of both "on net" and "off net" connections. On net refers to lines provided over our broadband networks. It includes 22,697 and 23,573 lines as of June 30, 2000 and 2001, respectively, provided using traditional copper telephone lines. Off net refers to telephone connections provided over telephone lines leased from third parties.

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                    2001          2000          CHANGE          %
                                                                    ----          ----          ------          -
OPERATING REVENUES:
     Video..................................................     $ 11,915       $ 10,522       $  1,393       13.2%
     Voice..................................................       10,630          8,312          2,318       27.9%
     Data and other.........................................        2,907          1,420          1,487      104.7%
                                                                 --------       --------       --------    -------
        Total...............................................       25,452         20,254          5,198       25.7%
OPERATING EXPENSES:.........................................
   Cost and expenses, excluding depreciation
     and amortization.......................................       26,153         21,853          4,300       19.7%
   Depreciation and amortization............................       19,811         14,398          5,413       37.6%
                                                                 --------       --------       --------    -------
        Total...............................................       45,964         36,251          9,713       26.8%
                                                                 --------       --------       --------    -------
OPERATING LOSS..............................................      (20,512)       (15,997)        (4,515)      28.2%
OTHER INCOME AND EXPENSES, NET..............................      (10,305)        (8,066)        (2,239)      27.8%
                                                                 --------       --------       --------    -------
NET LOSS....................................................     $(30,817)      $(24,063)      $ (6,754)      28.1%
                                                                 ========       ========       ========    =======

     Revenues. Operating revenues increased 25.7% from $20.3 million for the three months ended June 30, 2000, to $25.5 million for the three months ended June 30, 2001. Operating revenues from video services increased 13.2% from $10.5 million for the three months ended June 30, 2000 to $11.9 million for the same period in 2001. Operating revenues from voice services increased 27.9% from $8.3 million for the three months ended June 30, 2000 to $10.6 million for the same period in 2001. Operating revenue from data and other services increased 104.7% from $1.4 million for the three months ended June 30, 2000 to $2.9 million for the same period in 2001, $2.6 million of which were revenues from data services in 2001.

     The increased revenues from voice, video and data and other services are due primarily to an increase in the number of connections, from 160,266 as of June 30, 2000 to 207,493 as of June 30, 2001. The additional connections resulted primarily from:

 .    the extension of our broadband networks in the Augusta and Charleston markets;

 .    the upgrade of our existing one-way network to an advanced interactive broadband network in Huntsville;

 .    internal growth in connections generated by our sales and marketing efforts; and

 .    the construction of a new broadband network in Knoxville.

     Expenses. Operating expenses, excluding depreciation and amortization increased 19.7% from $21.9 million for the three months ended June 30, 2000, to $26.2 million for the three months ended June 30, 2001. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations, the increase in the number of employees associated with such expansion and growth into new markets. We expect our operating expenses to continue to increase as we add more connections. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

     Depreciation and amortization increased 37.6% from $14.4 million for the three months ended June 30, 2000, to $19.8 million for the three months ended June 30, 2001. The increase in depreciation and amortization is due to significant additions in property, plant and equipment resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

     Other Income and Expense. Interest income was $1.7 million for the three months ended June 30, 2000, compared to $0.8 million for the same period in 2001. The interest income earned is the result of the short term investment of the proceeds from our equity transactions.

     Interest expense increased from $9.9 million for the three months ended June 30, 2000, to $10.9 million for the three months ended June 30, 2001. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued by Knology Broadband in October 1997. We capitalized interest related to the construction of our broadband networks of $0.5 million and $0.8 million for the three months ended June 30, 2000 and 2001, respectively.

     Net Loss. We incurred a net loss of $24.1 million for the three months ended June 30, 2000, compared to a net loss of $30.8 million for the three months ended June 30, 2001. We expect net losses to continue to increase as we continue to expand our business.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2001 and 2000.

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                2001          2000
                                                                                ----          ----
                             Operating revenues:
                                 Video...................................          47%          53%
                                 Voice...................................          42           41
                                 Data and other..........................          11            6
                                                                                 ----         ----
                                    Total................................         100          100
                             Operating expenses:
                                 Cost and expenses, excluding
                                    depreciation and amortization........         105          107
                                 Depreciation and amortization...........          79           71
                                                                                 ----         ----
                                    Total................................         184          178
                                                                                 ----         ----
                             Operating loss..............................         (84)         (78)
                             Other income and expenses, net..............         (41)         (42)
                                                                                 ----         ----
                             Loss before income tax benefit..............        (125)        (120)
                             Income tax benefit..........................           0            4
                                                                                 ----         ----
                                    Net loss ............................        (125)%       (116)%
                                                                                 ====         ====

     The following table sets forth certain financial data for the periods ended June 30, 2001 and 2000:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           2001             2000             CHANGE             %
                                                      ------------     ------------          ------           ---
            OPERATING REVENUES:
               Video..............................     $     23,152     $     20,615     $      2,537          12.3%
               Voice..............................           20,619           15,985            4,634          29.0%
               Data and other.....................            5,187            2,394            2,793         116.7%
                                                       ------------     ------------     ------------         -----
                     Total........................           48,958           38,994            9,964          25.6%
            OPERATING EXPENSES:
               Costs and expenses, excluding
            depreciation and amortization.........           51,402           41,582            9,820          23.6%
               Depreciation and amortization......           38,424           27,859           10,565          37.9%
                                                       ------------     ------------     ------------         -----
                     Total........................           89,826           69,441           20,385          29.4%
                                                       ------------     ------------     ------------         -----
            OPERATING LOSS........................          (40,868)         (30,447)         (10,421)         34.2%
            OTHER INCOME AND EXPENSES, NET........          (19,924)         (16,215)          (3,709)         22.9%
            LOSS BEFORE INCOME TAX BENEFIT........          (60,792)         (46,662)         (14,130)         30.3%
            INCOME TAX BENEFIT....................                0            1,557           (1,557)        100.0%
                                                       ------------     ------------     ------------         -----
            NET LOSS..............................     $    (60,792)    $    (45,105)    $    (15,687)         34.8%
                                                       ============     ============     ============         =====

     Revenues. Operating revenues increased 25.6% from $39.0 million for the six months ended June 30, 2000, to $49.0 million for the six months ended June 30, 2001. Operating revenues from video services increased 12.3% from $20.6 million for the six months ended June 30, 2000 to $23.2 million for the same period in 2001. Operating revenues from voice services increased 29.0% from $16.0 million for the six months ended June 30, 2000 to $20.6 million for the same period in 2001. Operating revenue from data and other services increased 116.7% from $2.4 million for the six months ended June 30, 2000 to $5.2 million for the same period in 2001, $4.7 million of which were revenues from data services.

     The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 160,266 at June 30, 2000 to 207,493 at June 30, 2001. The additional connections resulted primarily from:

 .    the extension of our broadband networks in the Augusta and Charleston markets;

 .    the upgrade of our existing one-way network to an advanced interactive broadband network in Huntsville;

 .    internal growth in connections generated by our sales and marketing efforts; and

 .      the construction of a new broadband network in Knoxville.

       Expenses. Operating expenses, excluding depreciation and amortization, increased 23.6% from $41.6 million for the six months ended June 30, 2000, to $51.4 million for the six months ended June 30, 2001. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations, the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

       Depreciation and amortization increased from $27.9 million for the six months ended June 30, 2000, to $38.5 million for the six months ended June 30, 2001. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

       Other Income and Expense. Interest income was $3.1 million for the six months ended June 30, 2000, compared to $1.9 million for the same period in 2001.

       Interest expense increased from $19.4 million for the six months ended June 30, 2000, to $21.3 million for the six months ended June 30, 2001. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $1.1 million and $1.4 million for the six months ended June 30, 2000 and 2001 respectively.

      Income Tax Benefit. The income tax benefit was $1.6 million for the six months ended June 30, 2000, compared to no benefit for the same period in 2001. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. Following the spin-off of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement. Therefore, we no longer receive payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

       Net Loss. We incurred a net loss of $45.1 million for the six months ended June 30, 2000, compared to a net loss of $60.8 million for the six months ended June 30, 2001. We expect net losses to continue to increase as we continue to expand our business.



LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, we had a net working capital deficit of $12.9 million, compared to net working capital of $48.2 million at June 30, 2001. The increase in working capital is principally due to the completion of the private placement of our Series C preferred stock.

      Operating activities provided cash of $10.5 million and used cash of $17.0 million for the six months ended June 30, 2000 and 2001, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash depreciation and amortization.

      Investing activities used cash of $56.2 million and $48.6 million for the six months ended June 30, 2000 and 2001, respectively. Investing activities in the 2001 period primarily consisted of $47.0 million of capital expenditures, $0.8 million of franchise cost expenditures, and a $0.5 million investment in Clearsource.

      Financing activities provided cash of $131.0 million and $110.1 million for the six months ended June 30, 2000 and 2001, respectively. Financing activities in the six months ended June 30, 2001 consisted of $110.1 million in proceeds, net of expenses, from the private placement of Series C preferred stock.

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

        The maximum amount available under the credit facility as of June 30, 2001 was approximately $24.7 million, assuming compliance with all of the operating and financial covenants. As of June 30, 2001, $15.5 million had been drawn against the credit facility.

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

        On January 12, 2001, the Company issued to certain existing investors and a select group of new accredited investors, in a private placement, 31,166,667 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. In connection with the completion of this private placement, we amended our amended and restated certificate of incorporation to adjust the ratios at which our Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion ratio for each share of Series A preferred stock was adjusted to one-to-1.0371 and the conversion ratio for each share of Series B preferred stock was adjusted to one-to-1.4865, subject to customary anti-dilution adjustments. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, we recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

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

        On June 29, 2001 the Company issued to a small group of accredited investors and exiting investors, in a private placement, 1,544,970 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $4.6 million.

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

        The next $10 million in net proceeds can be used to construct and operate Knology's networks in the first six markets as well as in the Knoxville and Nashville markets. The next $35 million in net proceeds that we raise in future offerings of debt or equity securities and future borrowings must be used to construct and expand our networks in the first six markets. The next $15 million of net proceeds must be used to construct and expand Knology's networks in the first six markets as well as in the Knoxville market. Any additional net proceeds can be used for any corporate purpose.

The table below summarizes these uses:

Use of Net Proceeds from
Series C Preferred Stock
Offerings and Future Offerings               Use of Proceeds
------------------------------               ---------------
$0-$90 million                               Augusta, Charleston, Columbus, Huntsville, Montgomery
                                             and Panama City markets
$90-$100 million                             Augusta, Charleston, Columbus, Huntsville,
                                             Montgomery, Panama City, Knoxville and
                                             Nashville markets
$100-$135 million                            Augusta, Charleston, Columbus, Huntsville,
                                             Montgomery and Panama City markets
$135-$150 million                            Augusta, Charleston, Columbus, Huntsville,
                                             Montgomery, Panama City and Knoxville
                                             markets
Over $150 million                            Any corporate purpose

       These restrictions on our use of proceeds from the Series C preferred stock offerings and future offerings may be waived if approved by a majority of our board of directors, including at least one director appointed by the holders of our Series B preferred stock (if there are any then serving on our board).

       On June 29, 2001, Knology, Inc., through its wholly owned subsidiaries, Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (the "Borrowers"), entered into a $40 million secured master loan agreement with CoBANK, ACB. This master loan agreement allows the Borrowers to make one or more advances in an amount not to exceed $40 million. The loan proceeds may be used to make equity contributions to Knology of Knoxville, Inc. and to finance capital expenditures, working capital and for general corporate purposes of the Borrowers. Interest is payable quarterly and will accrue, at the Company's option, based on either a variable rate established by CoBANK, a fixed quoted rate established by CoBANK or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the Borrowers to take certain actions, including the ability to:

          -       incur indebtedness;

          -       create liens;

          -       merge or consolidate with any other entity;

          -       make distributions or stock repurchases;

          -       make investments;

          -       engage in transactions with affiliates; and

          -       sell or transfer assets.


        The master loan agreement also includes covenants requiring compliance with certain operating and financial ratios of the Borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The Borrowers are currently in compliance with these covenants, but there can be no assurances that the Borrowers will remain in compliance. Should the

Borrowers not be in compliance with the covenants, the Borrowers would be in default and would require a waiver from CoBANK. In the event CoBANK would not provide a waiver, amounts outstanding under the master loan agreement could be payable on demand.

         As of June 30, 2001, no loans have been made under the master loan agreement.


FUTURE FUNDING

        Our business requires substantial investment to finance capital expenditures and related expenses, to expand and upgrade our interactive broadband networks, to fund subscriber equipment, to maintain the quality of our networks and to finance the repayment, extinguishment or repurchase of our debt. We presently expect that our current cash reserves, cash flow from operations, and funding obtained through our existing credit facility will be sufficient to fund our planned 2001 capital expenditures. In 2001, we expect to use approximately $2.0 million to fund operating losses and approximately $85.0 million for capital expenditures, of which approximately $32.2 million relates to the construction of networks in the markets where we currently provide service and the remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, and information systems.

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

        If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout these markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. If we raise additional financing, we plan to increase the amount we spend for capital expenditures in 2001.

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

        We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facility which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facility. A hypothetical 10% increase in interest rates on our variable rate bank debt for duration of one year would increase interest expense by an immaterial amount.

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

ITEM 2. Changes in Securities and Use of Proceeds

     On April 13, 2001 the Company issued to a small group of accredited investors, in a private placement, 2,621,930 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $7.9 million. On June 29, 2001 the Company issued to a small group of accredited investors and existing investors, in a private placement, 1,544,970 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $4.6 million. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering. The shares of Series C preferred stock are convertible into shares of common stock on a one-to-one basis.

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

ITEM 3. Default upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

     In order to issue additional authorized shares of Series C preferred stock, we obtained the approval of our stockholders, by written consent, to amend our amended and restated certificate of incorporation. The amendment extended until June 30, 2001 the deadline by which the Company could issue additional shares of Series C preferred stock without separately obtaining the approval of a majority of the holders of Series A preferred stock and a majority of the holders of Series B preferred stock or without triggering certain anti-dilution rights of the holders of Series A preferred stock, Series B preferred stock or Series C preferred stock.

     The amendment was approved by the holders of 31,069,603 shares out of 50,969,633 shares of our Series A preferred stock outstanding on the record date, 19,578,946 shares out of 21,180,131 shares of our Series B preferred stock outstanding on the record date, 24,666,667 shares out of 35,674,593 shares of our Series C preferred stock outstanding on the record date and 85,993,056 shares out of 120,469,428 shares of our common stock, on an as-converted basis, outstanding on the record date. The amendment, which was effective on June 19, 2001, is Exhibit 3.1.1 to this Quarterly Report on form 10-Q and is incorporated herein by reference.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A)  EXHIBITS

Exhibit
    No.                                                  Exhibit Description
3.1           Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to
              Exhibit 3.1 to Knology Inc.'s Current Report on Form 8-K filed on January 26, 2001).

3.1.1         Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc.

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

4.3           Indenture dated as of October 22, 1997 between Knology Holdings, Inc. and United States Trust Company of
              New York, as Trustee, relating to the 11 78% Senior Discount Notes Due 2007 of Knology Holdings, Inc.
              (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement of Knology Broadband, Inc.
              (formerly Knology Holdings, Inc.) on Form S-4 (File No. 333-43339)).

4.4           Form of Senior Discount Note (contained in Exhibit 4.3).

4.5           Form of Exchange Note (contained in Exhibit 4.3).

10.1          Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications,
              Inc., Interstate Telephone Company and Valley Telephone Co., Inc.

10.1.1        First Supplement to the Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe
              Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc.

10.1.2        Promissory Note, dated June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company
              and Valley Telephone Co., Inc. in favor of CoBank, ACB

10.1.3        Stock Pledge Agreement, dated as of June 29, 2001, by and between Globe Telecommunications, Inc. and CoBank, ACB

10.1.4        Security Agreement, dated as of June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone
              Company and Valley Telephone Co., Inc. in favor of CoBank, ACB

10.1.5        Security Agreement, dated as of June 29, 2001, made by ITC Globe, Inc. in favor of CoBank, ACB

10.1.6        Continuing Guaranty, dated as of June 29, 2001 by ITC Globe, Inc. for the benefit of CoBank, ACB

10.1.7        Stock Pledge Agreement, dated as of June 29, 2001, by and between Knology, Inc. and CoBank, ACB

      (B) REPORTS ON FORM 8-K

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

                                             KNOLOGY, Inc.

August 2, 2001                           By: /s/ RODGER L. JOHNSON
                                             -----------------------------------
                                             President and Chief Executive
                                             Officer

                                             KNOLOGY, Inc.

August 2, 2001                           By: /s/ ROBERT K. MILLS
                                             -----------------------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)