Form 10-Q
period 2001-09-30
KNOLOGY INC
filed 2001-11-14
CIK 1096788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                       COMMISSION FILE NUMBER: 333-89179

                                 KNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      58-2424258
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              KNOLOGY, INC.                                 31833
        1241 O.G. SKINNER DRIVE                          (Zip Code)
          WEST POINT, GEORGIA
(Address of principal executive offices)


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

                              Yes [X]     No [ ]

     As of September 30, 2001, we had 632,446 shares of common stock, 50,983,790 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 37,219,563 shares of Series C preferred stock outstanding.

                         KNOLOGY, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I   FINANCIAL INFORMATION

 ITEM 1  FINANCIAL STATEMENTS..............................................................................     2
         Condensed Consolidated Balance Sheets.............................................................     2
         Condensed Consolidated Statements of Operations...................................................     3
         Condensed Consolidated Statement of Cash Flows....................................................     4
         Notes to Condensed Consolidated Financial Statements..............................................     5
 ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................................................     7
 ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................................    18

PART II  OTHER INFORMATION

 ITEM 1  LEGAL PROCEEDINGS.................................................................................    19
 ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................    19
 ITEM 3  DEFAULTS UPON SENIOR SECURITIES...................................................................    19
 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    19
 ITEM 5  OTHER INFORMATION.................................................................................    19
 ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K..................................................................    19

ITEM 1. FINANCIAL STATEMENTS

                        KNOLOGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                              SEPTEMBER 30, 2001
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     September 30,    December 31,
                                                                         2001             2000
                                                                     -------------    ------------
                                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  53,962        $  20,628
  Accounts receivable, net                                                13,488           10,697
  Affiliate receivable                                                     3,175            3,326
  Prepaid expenses and other                                               1,506            1,231
                                                                       ---------        ---------
       Total current assets                                               72,131           35,882

PROPERTY, PLANT AND EQUIPMENT, net                                       398,507          377,421

INVESTMENTS                                                               12,625           11,472

INTANGIBLE AND OTHER ASSETS, net                                          51,327           64,631
                                                                       ---------        ---------
       Total assets                                                    $ 534,590        $ 489,406
                                                                       =========        =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                                     $       -        $      12
  Accounts payable                                                        16,771           30,442
  Accrued liabilities                                                     11,322           14,028
  Unearned revenue                                                         5,930            4,318
                                                                       ---------        ---------
       Total current liabilities                                          34,023           48,800

NONCURRENT LIABILITIES:
  Long-term notes payable                                                 45,465           15,562
  Senior discount notes, net of discount                                 334,495          352,054
  Unamortized investment tax credits                                         200              299
                                                                       ---------        ---------
       Total noncurrent liabilities                                      380,160          367,915

       Total liabilities                                                 414,183          416,715

WARRANTS                                                                   4,726            4,726
                                                                       ---------        ---------

STOCKHOLDERS' EQUITY
  Convertible preferred stock                                              1,094              721
  Common Stock                                                                 5                4
  Additional paid-in capital                                             357,427          247,730
  Accumulated deficit                                                   (242,845)        (180,490)
                                                                       ---------        ---------
       Total stockholders' equity                                        115,681           67,965
                                                                       ---------        ---------
       Total liabilities and stockholders' equity                      $ 534,590        $ 489,406
                                                                       =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                            --------------------------        ------------------------
                                                               2001             2000             2001            2000
                                                             --------         --------         --------         -------
OPERATING REVENUES:                                         $     27,396     $    20,885      $     76,354    $    59,879
                                                            ------------      ----------      ------------    -----------

OPERATING EPENSES:
  Costs and expenses, excluding depreciation and
   amortization                                                   26,668          23,606             78,070        65,189
  Depreciation and amortization                                   21,092          15,727             59,515        43,585
                                                            ------------      ----------       ------------    -----------
                Total operating expenses                          47,760          39,333            137,585       108,774
                                                            ------------      ----------       ------------    -----------

OPERATING LOSS                                                   (20,364)        (18,448)          (61,231)       (48,895)

OPERATING INCOME AND EXPENSES:
  Interest income                                                    523           1,160             2,452          4,283
  Interest expense                                               (10,944)        (10,011)          (32,197)       (29,423)
  Other (expense) income, net                                       (174)             (1)             (774)            72
                                                            ------------      ----------      ------------    -----------
                Total other income and expenses                  (10,595)         (8,852)          (30,519)       (25,068)
                                                            ------------      ----------      ------------    -----------

LOSS BEFORE INCOME TAX BENEFIT                                  (30,959)        (27,300)          (91,750)       (73,963)

INCOME TAX BENEFIT                                                     -               -                 -          1,557
                                                            ------------      ----------      ------------    -----------

LOSS BEFORE EXTRAORDINARY ITEM                              $    (30,959)     $  (27,300)     $    (91,750)   $   (72,406)
                                                            ------------      ----------      ------------    -----------

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT (Note 5)                29,394               -            29,394              -
                                                            ------------      ----------      ------------    -----------

NET LOSS                                                    $     (1,565)     $  (27,300)     $    (62,356)   $   (72,406)
                                                            ============      ===========      ============    ===========

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM (Note 3):
  Basic and diluted                                         $      (0.26)     $    (0.38)     $      (1.09)   $     (1.05)
                                                            ------------      ----------      ------------    -----------

NET LOSS PER SHARE (Note 3):
   Basic and diluted                                        $      (0.01)     $    (0.38)     $      (0.84)   $     (1.05)
                                                            ------------      ----------      ------------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                          121,211,995      72,507,950       118,173,643     68,642,609
                                                            ============     ===========      ============    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2001             2000
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (62,356)     $ (72,406)
                                                               ----------      ---------
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                 59,515         43,585
     Gain on disposition of assets                                    237             (2)
     Amortization of bond discount                                 32,941         29,632
     Extraordinary gain on debt extinguishment                    (29,394)             -
     Amortization of deferred investment tax credit                   (54)           (54)
     Changes in operating assets and liabilities:
       Accounts receivable                                         (2,792)        (1,355)
       Accounts receivable - affiliate                                151          3,819
       Prepaid expenses and other                                    (341)          (458)
       Accounts payable                                           (13,643)         4,324
       Accrued liabilities                                         (2,706)           627
       Unearned revenue                                             1,612            376
                                                                 --------       --------
            Total adjustments                                      45,526         80,524
                                                                 --------       --------
            Net cash (used in) provided by
             operating activities                                 (16,830)         8,118
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of retirements                        (66,943)       (97,954)
  Investments                                                      (1,152)        (7,727)
  Franchise cost expenditures, net                                   (950)          (732)
  Proceeds from sales of assets                                        92            221
  Proceeds from sales of marketable securities, net                     -          6,069
                                                                 --------       --------
          Net cash used in investing activities                   (68,953)      (100,123)
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                   30,000              -
  Expenditures related to issuance of debt                           (411)           (38)
  Advances to affiliates                                              (48)          (338)
  Proceeds from exercised stock options                               406              -
  Proceeds from private placement, net of offering expenses       109,502        130,850
  Principal payments on debt                                           (4)           (10)
  Purchase of affiliate bonds                                     (20,328)             -
                                                                 --------       --------
          Net cash provided by financing activities               119,117        130,464
                                                                 --------       --------

NET INCREASE IN CASH                                               33,334         38,459
                                                                 --------       --------

CASH AT BEGINNING OF PERIOD                                        20,628          7,818
                                                                 --------       --------
CASH AT END OF PERIOD                                            $ 53,962       $ 46,277
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                       $  1,123       $  1,410

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   ORGANIZATION AND NATURE OF BUSINESS

     Knology, Inc. (including its predecessors, the "Company") offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina; and Knoxville, Tennessee. We also provide local telephone service in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. We plan to expand to additional mid-to-large-sized cities in the southeastern United States.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     In January 2001, a non-cash dividend was recognized in conjunction with the issuance of Series C preferred stock and the amendment of the conversion ratios of the Company's Series A preferred stock and Series B preferred stock into common stock (Note 4). The following table represents a reconciliation of the net loss reflected on the condensed consolidated statement of operations to the net loss attributable to equivalent common stockholders:

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                                 -----------------
Loss before extraordinary item                                                                      $    (91,750)
Non-cash distribution to preferred stockholders                                                          (36,579)
                                                                                                    ------------
Loss before extraordinary item attributable to equivalent common stockholders                       $   (128,329)
Extraordinary item (Note 5)                                                                               29,394
                                                                                                    ------------
Net loss attributable to equivalent common stockholders                                             $    (98,935)
Weighted average shares outstanding                                                                  118,173,643
Loss per share, before extraordinary item                                                           $      (1.09)
Net loss per share                                                                                  $      (0.84)


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

5.   SENIOR DISCOUNT NOTES

     On October 22, 1997, Knology Broadband, Inc. (formerly Knology Holdings, Inc.), a wholly owned subsidiary of the Company, received net proceeds of $242.4 million from the offering of senior discount notes due 2007 with a principal amount at maturity of $444.1 million. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003.

     In September 2001, the Company repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $778,000 in issue costs associated with the original issuance of the notes in October 1997.

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

  Revenues by broadband communications service are as follows:

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    2001             2000             2001            2000
                                                                   -------          -------          -------         -------
Video....................................................          $12,513          $10,360          $35,665         $30,975
Voice....................................................           11,523            8,973           32,142          24,958
Data and other...........................................            3,360            1,552            8,547           3,946
                                                                   -------          -------          -------         -------
Consolidated revenues....................................          $27,396          $20,885          $76,354         $59,879
                                                                   =======          =======          =======         =======

7.  SUBSEQUENT EVENTS

     In October the Company repurchased $5.7 million of the senior discount notes due 2007 issued by Knology Broadband for approximately $2.5 million in cash.

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

     The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.


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

     As a result of the reorganization, ITC Holding held a 90% interest in us, which it distributed to its shareholders in February 2000.

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


REVENUES AND EXPENSES

     We have incurred net losses in each quarter since our inception, and as of September 30, 2001, the accumulated deficit had reached approximately $242.8 million. We anticipate incurring net losses during the next several years as we continue to expand our networks and build our customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

     We can group our revenues into the following categories:

     - Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 45.7% and 46.7% of our consolidated revenues for the three and nine months ended September 30, 2001 compared to 49.6% and 51.7% for the three and nine months ended September 30, 2000.

     - Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 42.1% and 42.1% of our consolidated revenues for the three and nine months ended September 30, 2001 compared to 43.0% and 41.7% for the three and nine months ended September 30, 2000.

     - Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services. These combined revenues accounted for approximately 12.2% and 11.2% of our consolidated revenues for the three and nine months ended September 30, 2001 compared to 7.4% and 6.6% for the three and nine months ended September 30, 2000.

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

     Cost of services include:

     - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs are our largest single cost and we expect this to continue. Since programming cost is primarily based on the numbers of subscribers, it will increase as we add more subscribers. Additionally, programming costs will increase as cost per program channel increases over time.

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

     We have experienced operating losses as a result of the expansion of our advanced interactive broadband communications networks and services into new and existing markets. Management expects to continue to focus on increasing the customer base and expanding our broadband operations. Accordingly, we expect that we will continue to experience operating losses in accordance with our business plan. While management expects our expansion plans to result in profitability, there can be no assurance that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability and/or positive cash flow.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2001 and 2000.

                                                                                                  THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                 2001            2000
                                                                                                 ----            ----
Operating revenues:.................................................................
    Video...........................................................................               46%             50%
    Voice...........................................................................               42              43
    Data and other..................................................................               12               7
                                                                                                 ----           -----
       Total........................................................................              100             100
Operating expenses:
    Cost and expenses, excluding
     depreciation and amortization..................................................               97             113
    Depreciation and amortization...................................................               77              75
                                                                                                 ----           -----
       Total........................................................................              174             188
                                                                                                 ----           -----

Operating loss......................................................................              (74)            (88)
Other income and expenses, net......................................................              (39)            (42)
                                                                                                 ----           -----
Loss before extraordinary item......................................................             (113)           (130)
Extraordinary gain on debt extinguishment...........................................              107               0
                                                                                                 ----           -----
Net loss............................................................................              (6)%          (130)%
                                                                                                 ====           =====

The following tables set forth certain operating and financial data as of and for the periods ended September 30, 2001 and 2000.

                                                                     As of September 30,
                                                                     2001          2000         CHANGE             %
                                                                    -------       -------       -------          ------
MARKETABLE HOMES PASSED (1)..................................       412,060       359,739        52,321           14.5%
CONNECTIONS (2)
    Video....................................................       113,738        99,565        14,173           14.2%
                                                                    -------       -------        ------         ------
    Voice
     On Net..................................................        74,633        51,591        23,042           44.7%
     Off Net.................................................         6,279         7,224          (945)        (13.1)%
                                                                    -------       -------        ------         ------
                                                                     80,912        58,815        22,097           37.6
    Data.....................................................        27,510        12,473        15,037          120.6%
                                                                    -------       -------        ------         ------
     Total...................................................       222,160       170,853        51,307           30.0%
                                                                    =======       =======        ======         ======


(1) Marketable homes passed are the number of small business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

(2) All of our video and data connections are provided over our networks. Our voice connections consist of both "on net" and "off net" connections. On net refers to lines provided over our broadband networks. It includes 23,210 and 23,108 lines as of September 30, 2000 and 2001, respectively, provided using traditional copper telephone lines. Off net refers to telephone connections provided over telephone lines leased from third parties.

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       ---------------------
                                                                         2001        2000     CHANGE      %
                                                                       --------    --------   -------   -----
OPERATING REVENUES:
  Video..............................................................  $ 12,513    $ 10,360   $ 2,153    20.8%
  Voice..............................................................    11,523       8,973     2,550    28.4%
  Data and other.....................................................     3,360       1,552     1,808   116.5%
                                                                       --------    --------   -------   -----
       Total.........................................................    27,396      20,885     6,511    31.2%
OPERATING EXPENSES:
  Cost and expenses, excluding depreciation
    and amortization.................................................    26,668      23,606     3,062    13.0%
  Depreciation and amortization......................................    21,092      15,727     5,365    34.1%
                                                                       --------    --------   -------   -----
       Total.........................................................    47,760      39,333     8,427    21.4%
                                                                       --------    --------   -------   -----

OPERATING LOSS.......................................................   (20,364)    (18,448)   (1,916)   10.4%
OTHER INCOME AND EXPENSES, NET.......................................   (10,595)     (8,852)   (1,743)   19.7%
                                                                       --------    --------   -------   -----
LOSS BEFORE EXTRAORDINARY ITEM.......................................   (30,959)    (27,300)   (3,659)   13.4%
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT............................    29,394           0    29,394   100.0%
                                                                       --------    --------   -------   -----
NET LOSS.............................................................  $ (1,565)   $(27,300)  $25,735    94.3%
                                                                       ========    ========   =======   =====


     Revenues. Operating revenues increased 31.2% from $20.9 million for the three months ended September 30, 2000, to $27.4 million for the three months ended September 30, 2001. Operating revenues from video services increased 20.8% from $10.4 million for the three months ended September 30, 2000 to $12.5 million for the same period in 2001. Operating revenues from voice services increased 28.4% from $9.0 million for the three months ended September 30, 2000 to $11.5 million for the same period in 2001. Operating revenue from data and other services increased 116.5% from $1.6 million for the three months ended September 30, 2000 to $3.4 million for the same period in 2001, $3.1 million of which were revenues from data services in 2001.

     The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 170,853 as of September 30, 2000 to 222,160 as of September 30, 2001. The additional connections resulted primarily from:

     . the extension of our broadband networks in the Augusta and Charleston markets;

     . the upgrade of our existing one-way network to an advanced interactive broadband network in Huntsville;

     . internal growth in connections generated by our sales and marketing efforts; and

     .   the construction of a new broadband network in Knoxville.

     Expenses. Operating expenses, excluding depreciation and amortization increased 13.0% from $23.6 million for the three months ended September 30, 2000, to $26.7 million for the three months ended September 30, 2001. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations, the increase in the number of employees associated with such expansion and growth into new markets. We expect our operating expenses to continue to increase as we add more connections. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

     Depreciation and amortization increased 34.1% from $15.7 million for the three months ended September 30, 2000, to $21.1 million for the three months ended September 30, 2001. The increase in depreciation and amortization is due to significant additions in property, plant and equipment resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

     Other Income and Expense. Interest income was $1.2 million for the three months ended September 30, 2000, compared to $0.5 million for the same period in 2001. The interest income earned is due to the short term investment of the proceeds from our private equity transactions.

     Interest expense increased from $10.0 million for the three months ended September 30, 2000, to $10.9 million for the three months ended September 30, 2001. The increase in interest expense is primarily due to the accretion of the book value of the 11 7/8% senior discount notes issued by Knology Broadband in October 1997. We capitalized interest related to the construction of our broadband networks of $0.6 million and $0.6 million for the three months ended September 30, 2000 and 2001, respectively.

     Other expense was $0.2 million for the three months ended September 30, 2001. This amount primarily represents a loss recorded on the disposal of fixed assets.

     Loss Before Extraordinary Item. We incurred a loss before extraordinary item of $27.3 million for the three months ended September 30, 2000, compared to a loss before extraordinary item of $31.0 million for the three months ended September 30, 2001.

     Extraordinary Gain on Debt Extinguishment. In September 2001, the Company repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the notes in October 1997.

     Net Loss. We incurred a net loss of $27.3 million for the three months ended September 30, 2000, compared to a net loss of $1.6 million for the three months ended September 30, 2001. The improvement in net loss is primarily due to the extraordinary gain related to the repurchase of senior discount notes. We expect to incur net losses as we continue to expand our business.



NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2001 and 2000.

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  ---------------------
                                                                                   2001            2000
                                                                                  -----           -----
Operating revenues:
    Video.......................................................................     47%             52%
    Voice.......................................................................     42              42
    Data and other..............................................................     11               6
                                                                                   ----           -----
       Total....................................................................    100             100
Operating expenses:
    Cost and expenses, excluding
      depreciation and amortization.............................................    102             109
    Depreciation and amortization...............................................     78              73
                                                                                   ----           -----
       Total....................................................................    180             182
                                                                                   ----           -----
Operating loss..................................................................    (80)            (82)
Other income and expenses, net..................................................    (40)            (42)
                                                                                   ----           -----
Loss before income tax benefit..................................................   (120)           (124)
Income tax benefit..............................................................      0               3
                                                                                   ----           -----
Loss before extraordinary item..................................................   (120)           (121)
Extraordinary gain on debt extinguishment......................................     38               0
       Net loss.................................................................   (82)%          (121)%
                                                                                   ====           =====

The following table sets forth certain financial data for the periods ended September 30, 2001 and 2000:

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      --------------------
                                                                        2001       2000      CHANGE      %
                                                                      --------   --------   --------   -----
OPERATING REVENUES:
 Video..............................................................  $ 35,665   $ 30,975   $  4,690    15.1%
 Voice..............................................................    32,142     24,958      7,184    28.8%
 Data and other.....................................................     8,547      3,946      4,601   116.6%
                                                                      --------   --------   --------   -----
  Total.............................................................    76,354     59,879     16,475    27.5%
OPERATING EXPENSES:
 Costs and expenses, excluding
   depreciation and amortization....................................    78,070     65,189     12,881    19.8%
 Depreciation and amortization......................................    59,515     43,585     15,930    36.5%
                                                                      --------   --------   --------   -----
  Total.............................................................   137,585    108,774     28,811    26.5%
                                                                      --------   --------   --------   -----
OPERATING LOSS......................................................   (61,231)   (48,895)   (12,336)   25.2%
OTHER INCOME AND EXPENSES, NET......................................   (30,519)   (25,068)    (5,451)   21.7%
                                                                      --------   --------   --------   -----
LOSS BEFORE INCOME TAX BENEFIT......................................   (91,750)   (73,963)   (17,787)   24.0%
INCOME TAX BENEFIT..................................................         0      1,557     (1,557)  100.0%
                                                                      --------   --------   --------   -----
LOSS BEFORE EXTRAORDINARY ITEM......................................   (91,750)   (72,406)   (19,344)   26.7%
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT...........................    29,394          0     29,394   100.0%
                                                                      --------   --------   --------   -----
NET LOSS............................................................  $(62,356)  $(72,406)  $ 10,050    13.9%
                                                                      ========   ========   ========   =====


     Revenues. Operating revenues increased 27.5% from $59.9 million for the nine months ended September 30, 2000, to $76.4 million for the nine months ended September 30, 2001. Operating revenues from video services increased 15.1% from $31.0 million for the nine months ended September 30, 2000 to $35.7 million for the same period in 2001. Operating revenues from voice services increased 28.8% from $25.0 million for the nine months ended September 30, 2000 to $32.1 million for the same period in 2001. Operating revenue from data and other services increased 116.6% from $3.9 million for the nine months ended September 30, 2000 to $8.5 million for the same period in 2001, $7.9 million of which were revenues from data services.

     The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 170,853 at September 30, 2000 to 222,160 at September 30, 2001. The additional connections resulted primarily from:

     . the extension of our broadband networks in the Augusta and Charleston markets;

     . the upgrade of our existing one-way network to an advanced interactive broadband network in Huntsville;

     . internal growth in connections generated by our sales and marketing efforts; and

     .   the construction of a new broadband network in Knoxville.

     Expenses. Operating expenses, excluding depreciation and amortization, increased 19.8% from $65.2 million for the nine months ended September 30, 2000, to $78.1 million for the nine months ended September 30, 2001. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations, the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

     Depreciation and amortization increased 36.5% from $43.6 million for the nine months ended September 30, 2000, to $59.5 million for the nine months ended September 30, 2001. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

     Other Income and Expense. Interest income was $4.3 million for the nine months ended September 30, 2000, compared to $2.5 million for the same period in 2001.

     Interest expense increased from $29.4 million for the nine months ended September 30, 2000, to $32.2 million for the nine months ended September 30, 2001. The increase in interest expense reflects the accrual of the interest attributable to the 11 7/8% senior discount notes issued by Knology Broadband in October 1997. We capitalized interest related to the construction of our broadband networks of $1.6 million and $2.0 million for the nine months ended September 30, 2000 and 2001 respectively.

     Other expense was $0.8 million for the nine months ended September 30, 2001. Other expense consists primarily of $0.4 million for the write-off of obsolete inventory and approximately $0.4 million for loss recorded on the disposal of fixed assets.

     Income Tax Benefit. The income tax benefit was $1.6 million for the nine months ended September 30, 2000, compared to no benefit for the same period in 2001. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. Following the spin-off of Knology, Inc. by ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement. Therefore, we no longer receive payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

     Loss Before Extraordinary Item. We incurred a loss before extraordinary item of $72.4 million for the nine months ended September 30, 2000, compared to a loss before extraordinary item of $91.8 million for the nine months ended September 30, 2001.

     Extraordinary Gain on Debt Extinguishment. In September 2001, the Company repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the notes in October 1997.

     Net Loss. We incurred a net loss of $72.4 million for the nine months ended September 30, 2000, compared to a net loss of $62.4 million for the nine months ended September 30, 2001. The improvement in net loss is primarily due to the extraordinary gain related to the repurchase of senior discount notes. We expect to incur net losses as we continue to expand our business.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had a net working capital deficit of $12.9 million, compared to net working capital of $38.1 million at September 30, 2001. The increase in working capital is principally due to the private placements of our Series C preferred stock.

     Operating activities provided cash of $8.1 million and used cash of $16.8 million for the nine months ended September 30, 2000 and 2001, respectively. Cash flow activities in the 2001 period consisted primarily of adjustments to net loss for a non-cash extraordinary gain of $29.4 million and non-cash depreciation and amortization of $92.4 million and a reduction of $16.3 million in accounts payable and accrued liabilities.

     Investing activities used cash of $100.1 million and $69.0 million for the nine months ended September 30, 2000 and 2001, respectively. Investing activities in the 2001 period primarily consisted of $66.9 million of capital expenditures.

     Financing activities provided cash of $130.5 million and $119.1 million for the nine months ended September 30, 2000 and 2001, respectively. Financing activities in the nine months ended September 30, 2001 consisted of $109.5 million in proceeds, net of expenses, from the private placement of Series C preferred stock and $29.6 million in net proceeds from the issuance of secured bank debt from CoBank ACB.


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

     In September 2001, the Company repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the repurchase date for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the notes in October 1997. In October 2001, the Company repurchased senior discount notes with a face amount of $5.7 million for approximately $2.5 million in cash.

     The Company used funds borrowed by our telephone operations group under the CoBank, ACB master loan agreement discussed below to purchase the senior discount notes. The Company currently intends to hold the repurchased notes rather than contributing them to Knology Broadband for retirement. The Company will continue to monitor the pricing of outstanding notes on the open market and may repurchase additional notes when terms are deemed favorable by management.

     On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. On November 7, 2001, Knology Broadband, First Union National Bank and First Union Securities, Inc. agreed to amend the credit facility. The credit facility, as amended, allows Knology Broadband to borrow up to the greater of (i) $15.5 million and (ii) three times the annualized consolidated cash flow of Knology Broadband. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The credit facility contains a number of covenants that restrict the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to:

        -    incur indebtedness;

        -    create liens;

        -    pay dividends;

        -    make distributions or stock repurchases;

        -    make investments;

        -    engage in transactions with affiliates;

        -    sell assets; and

        -    engage in mergers and acquisitions.

     The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of customer connections and average revenue per subscriber. Knology Broadband is currently in compliance with these covenants, as amended, but there can be no assurances that Knology Broadband will remain in compliance. Should Knology Broadband not be in compliance with the covenants, Knology Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the facility could be payable to the lender on demand. A change of control of Knology Broadband, as defined in the credit facility agreement, would constitute a default under the covenants. In connection with the amendment of the credit facility, Knology Broadband paid First Union National Bank $250,000.

     The maximum amount available under the amended credit facility as of September 30, 2001 was approximately $15.5 million. As of September 30, 2001, $15.5 million had been drawn against the credit facility.

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

     On March 30, 2001 the Company issued to a small group of accredited investors, in a private placement, 1,885,996 shares of Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $5.7 million. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering (See Note 4). The shares of Series C preferred stock are convertible into shares of common stock on a one-to-one basis.

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

     On June 29, 2001, Knology, Inc., through its wholly owned subsidiaries, Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (the "Borrowers"), entered into a $40 million secured master loan agreement with CoBank, ACB. This master loan agreement allows the Borrowers to make one or more advances in an amount not to exceed $40 million. The loan proceeds may be used to purchase the senior discount notes issued by Knology Broadband and to finance capital expenditures, working capital and for general corporate purposes of the Borrowers. Interest is payable quarterly and will accrue, at the Company's option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the Borrowers to take certain actions, including the ability to:

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

     As of September 30, 2001, a $30.0 million loan has been made under the master loan agreement.


FUTURE FUNDING

     Our business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of our interactive broadband networks, funding subscriber equipment, maintaining the quality of our networks, and to finance the repayment, extinguishment or repurchase of our debt. We presently expect that our current cash reserves, cash flow from operations, and funding obtained through our existing credit facilities will be sufficient to fund our planned 2001 capital expenditures. In 2001, we expect to use approximately $2.0 million to fund operating losses and approximately $85.0 million for capital expenditures, of which approximately $32.2 million relates to the construction of networks in the markets where we currently provide service and the remainder primarily relates to the purchase of equipment for customer premises, such as cable boxes, and information systems.

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

     We have received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is currently being contested by the incumbent cable provider. We have spent approximately $6.9 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Due to the uncertainties in the current financial markets, there is a possibility that planned expansion into Nashville and Louisville may be delayed. We also plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If we are not successful in raising additional capital, we will not be able to expand as planned.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if used, are employed as risk management tools and not for trading purposes.

     We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facilities which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facility. A hypothetical 10% increase in interest rates on our variable rate bank debt for duration of one year would increase interest expense by an immaterial amount.

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

None

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

3.1.1       Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
            2001).

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

10.1.5      Security Agreement, dated as of June 29, 2001, made by ITC Globe, Inc. in favor of CoBank, ACB

10.1.6      Continuing Guaranty, dated as of June 29, 2001 by ITC Globe, Inc. for the benefit of CoBank, ACB

10.1.7      Stock Pledge Agreement, dated as of June 29, 2001, by and between Knology, Inc. and CoBank, ACB

10.2        Carrier Services Agreement, dated July 16, 2001, between Business Telecom, Inc. and Knology, Inc.

10.3        Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and KNOLOGY
            Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology
            Broadband, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3.1      Sixth Amendment to Credit Facility Agreement, dated as of November 7, 2001.

(B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KNOLOGY, Inc.

November 14, 2001                            By: /s/ RODGER L JOHNSON
                                                 ------------------------------
                                                 President and Chief Executive
                                                 Officer


                                                 KNOLOGY, Inc.

November 14, 2001                            By: /s/ ROBERT K. MILLS
                                                 ------------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)