Form 10-K405
period 2001-12-31
KNOLOGY INC
filed 2002-04-01
CIK 1096788

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 333-89179

                                  KNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              58-2424258
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         KNOLOGY, INC.
    1241 O.G. SKINNER DRIVE
      WEST POINT, GEORGIA                                      31833
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (706) 645-8553

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

             Options to Purchase Shares of Series A Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

     As of January 31, 2002, we had 502,434 shares of common stock, 50,997,760 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 37,219,562 shares of Series C preferred stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----

                                     PART I
ITEM 1.      BUSINESS .........................................................      1
ITEM 2.      PROPERTIES .......................................................     32
ITEM 3.      LEGAL PROCEEDINGS ................................................     33
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............     33

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS ........................................     35
ITEM 6.      SELECTED FINANCIAL DATA ..........................................     35
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS ........................     37
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......     47
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................     47
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING FINANCIAL DISCLOSURE ............................     47

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................     47
ITEM 11.    EXECUTIVE COMPENSATION ............................................     51
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT .............................................     53
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................     57

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K ........................................     59

SIGNATURES ....................................................................     68

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ....................................    F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
                  SCHEDULES ...................................................    S-1


THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR.

                                     PART I

ITEM 1. BUSINESS

OUR STRUCTURE.

       We were formed in September 1998. We own 100% of Knology Broadband, Inc., Interstate Telephone Company, Valley Telephone Co., Inc., Globe Telecommunications, Inc. and ITC Globe, Inc. We acquired these companies in November 1999 from ITC Holding Company, Inc. and other stockholders of Knology Broadband. This transaction is described in more detail under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       KNOLOGY AND KNOLOGY BROADBAND

       Through Knology Broadband and its subsidiaries, we have been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in seven metropolitan areas:
Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina and Knoxville, Tennessee.

       Knology Broadband began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using those systems as a base for constructing new interactive broadband networks. Since acquiring the Montgomery and Columbus systems, we have significantly expanded these networks and upgraded the acquired networks to offer additional broadband communications services.

       In December 1997, Knology Broadband acquired a cable television system in Panama City Beach, Florida. We completed the upgrade of this cable system and the extension of the network into the Panama City metropolitan area in 2001.

       In early 1998, Knology Broadband began expanding into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new interactive broadband networks.

       In June 1998, Knology Broadband acquired TTE Inc., a reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

       In October 1998, Knology Broadband acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. We completed the upgrade of this cable system to an interactive broadband network in 2001.

       In early 2000, Knology, Inc. began expanding into Knoxville, Tennessee by obtaining new franchise agreements with the local governments and by constructing a new interactive broadband network. We expect to complete construction of these networks by 2004.

       INTERSTATE TELEPHONE AND VALLEY TELEPHONE

       Interstate Telephone and Valley Telephone provide local telephone services throughout the Georgia/Alabama border area known as the valley, which includes the towns of West Point, Georgia; Lanett, Alabama and Valley, Alabama and unincorporated portions of counties in both states.

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

RELATIONSHIPS WITH AFFILIATES.

       ITC Holding, a diversified telecommunications company, previously owned 90% of our stock, which it distributed to its stockholders in February 2000. We receive services from and/or provide services to ITC/\DeltaCom, Inc. and other companies that may be deemed a related parties. These relationships and services are described in detail under the caption "Certain Transactions and Relationships." We believe that the transactions with ITC/\DeltaCom and other companies that may be deemed related parties, are representative of arms-length transactions and we expect that our existing contracts with these companies will continue.

       One of our principal stockholders, SCANA Communications Holdings, Inc., is also a stockholder of ITC Holding. SCANA Communications Holdings is an affiliate of SCANA Communications, Inc. SCANA Communications has loaned us money in the past. We lease pole space from SCANA Corporation, the parent company of SCANA Communications, which owns and operates public utilities in South Carolina. See "Certain Transactions and Relationships" for a description of our relationship with SCANA Communications and SCANA Corporation.

OVERVIEW OF OUR BUSINESS.

       We are a facilities-based provider of bundled broadband communications services to residential and business customers in the southeastern United States. By "facilities-based," we mean that we own and operate our own local networks. Our current service offerings include digital and analog cable television, local and long-distance telephone and high-speed Internet access which we refer to as video, voice and data services throughout this Annual Report on Form 10-K. We deliver our services through interactive broadband networks and believe that our capability to deliver multiple services to any given customer provides us with a competitive advantage. Our strategy is to become the leading single-source provider of video, voice and data services to residential and business customers in each of our markets by offering individual and bundled service options over our integrated networks, which include "last-mile" connectivity. We believe that we are one of the first facilities-based providers of bundled video, voice and data services to focus on the residential and business markets in the United States and that we are the first provider of these bundled services in our existing markets. We have been operating advanced broadband networks and offering bundled services for five years.

       Our interactive broadband networks are in select mid-sized markets in the southeastern United States: Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta and Columbus, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We entered these markets based on specific criteria, including favorable demographic profiles, population densities, and our ability to be the first provider of bundled broadband services. In each of these markets, we provide a full suite of local and long-distance telephone, analog and digital cable television and high-speed Internet access services. We also currently provide local telephone and broadband services in West Point, Georgia; Lanett Alabama and Valley Alabama.

       We plan to selectively expand our networks into additional mid-to-large-sized markets in the southeastern United States. We have been awarded franchises in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is being contested by the incumbent cable provider. Our strategy is to capitalize on competitive opportunities in markets where demographics and the aging infrastructure of the incumbent service providers' network facilities combine to create an attractive environment for deploying local interactive broadband networks.

       Our interactive broadband networks are designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services. Our networks also have significant excess capacity that is available for the introduction of new products and services. To optimize the utilization of our networks and increase our return on invested capital, we also provide access to our networks and various network-related services to other telecommunications carriers. We refer to these services as broadband carrier services. For example, other telephone companies and Internet access providers lease our network capacity to gain access to areas where our networks are located.

       Because we deliver a variety of services to our customers, we report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases local telephone, cable television and Internet access services would count as three connections. On-net connections are connections provided over our networks as opposed to telephone lines leased from third parties. For the year ended December 31, 2001, video, voice and data and other services accounted for 46.0%, 42.2% and 11.8% of our consolidated revenue, respectively.

       We have extensive operating experience in the video, voice and data transmission industries and in the design, development and construction of communications facilities, including more than five years of experience operating advanced broadband networks and decades of experience operating and upgrading telephone networks. Our management team is led by Rodger L. Johnson, our chief executive officer, and Campbell B. Lanier, III, the chairman of our board and the chairman of the board of ITC Holding. Our equity investors include ITC Telecom Ventures, Inc. (an affiliate of ITC Holding), SCANA Communications Holdings and private equity funds associated with Whitney & Co., The Blackstone Group, L.P., South Atlantic Capital Inc., AT&T Ventures, Wachovia Corporation and PNC Bank National Association.

Our Strategy

       Our goal is to become the leading provider of broadband communications services to residential and business customers in our target markets. To achieve this objective, we are pursuing the following strategies:

o Expand Existing Interactive Broadband Networks. We build our high-capacity, interactive broadband networks to carry fiber optics as close to the customer as economically feasible. This allows us to offer our residential and business customers a wide range of high-quality broadband communications services. We have designed our interactive broadband networks to provide sufficient capacity to meet the growing demand for high-speed, high-capacity video, voice and data services and with additional capacity to accommodate new products and services. We believe that this gives us a competitive advantage over cable, telephone and wireless systems that do not have such capacities.

o Offer a Bundle of Broadband Video, Voice and High-Speed Data Services. We believe that by offering high-quality video, voice and high-speed, always-on data communications services to our customers in product bundles, we distinguish ourselves from our competition. We believe that the cost savings on a bundle of services and the advantages of one-stop shopping are attractive, particularly since most of our prospective customers presently buy services from multiple sources. In addition, by bundling services, we increase pricing flexibility, revenue per customer, and customer retention, as well as reduce our customer acquisition and installation costs.

o Target Attractive Cities for Market Expansion. We intend to expand our operations to southeastern markets that have the size, market conditions, demographics and geographical location suitable for our business strategy. We plan to target cities that have the following characteristics, among others:

       -  an average of at least 70 homes per mile;

       -  at least 100,000 households; and

       - the opportunity to capture a substantial number of customers and be the leading provider of bundled communications services.

       We believe that we are the first provider of a bundled video, voice and data services package in our existing markets, and we intend to be the first to offer similar service packages in each new market that we enter. By penetrating cities with broadband services before our competitors, we expect to realize benefits in network construction, rights-of-way and brand recognition that may be limited or more expensive for later entrants.

o Leverage the Capacity in Our Facilities-Based Local Networks for Existing and Future Services. Many incumbent facilities-based service providers have been slow to upgrade their local networks, or the "last mile," to provide bandwidth for multimedia or interactive applications which often require a high-speed connection. Our advanced network architecture has capacity for interactive broadband services for residential and business customers and excess fiber capacity for future use.


o Enhance the Customer's Experience by Delivering Personalized and Responsive Customer Service. We monitor our networks and provide live customer service 24 hours a day, seven days a week. Through our network operations center, we monitor our voice services to the customer level and our video and high-speed data services to the node level. We strive to resolve customer problems prior to the customer being aware of any service interruptions. Because we own our own local networks, we have greater control over our customers' experience with us. Our sales and customer service representatives are able to provide customer-specific information, which builds a strong support relationship and experience that encourages customer loyalty.

o Offer New Products and Services Over Our Advanced Technology Platforms. We have invested in advanced technology platforms that will support multiple emerging interactive services such as video-on-demand, television-based email and Web browsing. Many of these new applications will be based on Internet protocols and will address the growing demand for new video, voice and data services. We are developing our personal computer and television portal to provide access to expanded local and personalized content and to support interactive advertising services.

Our Interactive Broadband Networks

       Our interactive broadband networks are:

o      high-speed;

o two-way interactive, allowing customers to send and receive signals at the same time; and

o made up of high-capacity fiber-optic cables and traditional coaxial cables.

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

       We have entered into an agreement with Business Telecom under which we lease a portion of Business Telecom's long-distance telephone facilities. Under the agreement, Business Telecom also provides us with call switching services and operator and directory assistance. This agreement expires in September 2002.

       We have entered into an agreement with ITC/\DeltaCom under which we lease a portion of ITC/\DeltaCom's Internet facilities, this agreement expires in January 2003. ITC/\DeltaCom also provides us with operator and directory assistance, and wide area network and transport services for our voice and data networks.

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

Our Broadband Communications Services

       We sell video, voice and data services to residential and business customers. Our goal is to sell these services in bundled packages. We sell individual services at prices competitive to those of the incumbent providers, but offer increasing discounts as customers purchase additional services from our bundle.

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

o numerous satellite-delivered, non-broadcast channels such as TBS (Atlanta), CNN, MTV, ESPN, The Discovery Channel, Nickelodeon and various home shopping networks;

o displays of information featuring news, weather, stock and financial market reports; and

o      public, government and educational access channels.

       We offer a variety of premium services for an extra monthly charge. Premium services include channels with feature programming such as HBO, Showtime and Cinemax or other special channels. The premium services are available through our expanded basic and digital tiers of services. We also provide our customers access to additional channels offering pay-per-view feature movies, live and taped sports events, concerts and other special features which involve a charge for each viewing.

       We began offering digital video service in November 1998. Our digital video service consists of approximately 120 digital channels of programming in addition to our expanded basic cable service. Digital cable uses technologies that significantly increase the number of television channels available by converting signals into a digital format and compressing them into the space normally occupied by one signal. A set-top video box converts the digital signal back into channels that can be viewed on a normal television set. We have added digital video as an additional service without reducing the current number of expanded basic channels.

         Digital technology permits us to offer our customers the following services:

o 25 channels of near video-on-demand, which includes movies or other programs that commence in frequent intervals, to customers for a fee-per-viewing basis;

o digital basic channels, which offer special programming for all interests;

o multiplex channels of HBO, Cinemax, Showtime, The Movie Channel and Encore/Starz, 4-8 additional channels per network;

o over 35 digital-quality music channels which are available 24 hours a day and are commercial free; and

o an interactive program guide, offering parental control and advance scheduling information.

       Programming for our cable television services comes from over 70 national and local television networks. Since January 1, 1996, our arrangements with many of these networks, constituting approximately 60% of our channels, have been obtained through our association with the National Cable Television Cooperative, Inc. The National Cable Television Cooperative obtains programming rates from most major networks, which are made available to us as a member of the cooperative. By obtaining programming rates through the cooperative, we benefit from volume discounts not otherwise available to us. In addition, the cooperative handles our contracting and billing arrangements with the networks. Although we can terminate our membership in the cooperative at any time, we plan to continue our membership for the foreseeable future.

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

       DATA SERVICES. We offer both residential and business Internet packages that include high-speed connections to the Internet using cable modems. Because a customer's Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. All of our Internet packages currently include the following:

o      unlimited use for a fixed monthly fee;

o service that is always on, eliminating the need to dial-up to connect to the Internet;

o 7 email accounts free of charge, with additional email accounts available for a monthly charge;

o      10 megabytes of free online storage space to host a personal website;

o access to local content, broadband content, technical support information, national news, sports and financial reports;

o      direct links to search engines;

o a DOCSIS compliant modem for a fixed monthly fee with installation provided by a trained professional cable-modem installer; and

o      technical support.

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

       We sell access to our networks to long-distance telephone companies for interstate and intrastate long-distance phone calls to and from our customers. We sell access to our networks to connect local telephone companies to business customers. We offer traditional special access and local private line services through our networks by providing high capacity connections to medium and large commercial users, local telephone companies and other carriers throughout a metropolitan service area. Special access lines are dedicated lines that connect customers directly to a long-distance carrier. Private lines are dedicated lines linking a customer location to one or more other customer locations.

       FUTURE BROADBAND COMMUNICATIONS SERVICES. We believe that our interactive broadband networks will enable us to provide additional broadband services in the future, including:

o      email and web browsing from a subscriber's television set;

o      e-commerce services from a television-based Internet gateway;

o      closed-circuit television security monitoring and alarm systems;

o interactive energy management services in partnership with power companies allowing customers to monitor energy usage and cost online; and

o voice transmission employing traditional telephone functions via the Internet.

Markets

  Current Markets

       We currently serve the following markets with our interactive broadband networks:

o      Huntsville, Alabama;

o      Montgomery, Alabama;

o      Panama City, Florida;

o      Augusta, Georgia;

o      Columbus, Georgia;

o      Charleston, South Carolina;

o      Knoxville, Tennessee; and

o      West Point, Georgia and Valley, Alabama.

       We provide video, voice and data services over our interactive broadband networks in Huntsville, Montgomery, Panama City, Augusta, Columbus, Charleston, and Knoxville. In West Point, Georgia and Valley, Alabama, we provide telephone service over a traditional copper wire telephone network and video and Internet services over a broadband network. In each of these markets, substantially all of our networks are fully two-way interactive.

  New Markets

       We plan to expand our operations to southeastern markets that have the size, market conditions, demographics and geographical location suitable for our business strategy. We plan to target cities that have the following characteristics, among others:

o      an average of at least 70 homes per mile;

o      at least 100,000 households; and

o the opportunity to capture a substantial number of customers and be the leading provider of bundled communications services.

       We have been granted franchises in Nashville, Tennessee and Louisville, Kentucky. In addition, we have applied for franchises in new markets in the Louisville area. Our franchise in Louisville is currently being contested by the incumbent cable provider.

Network Construction, Switching and Interconnection

  Network Construction

       Our interactive broadband networks consist of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communication medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our networks, our system's main high-capacity fiber-optic cable connect to multiple nodes throughout a network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers. Coaxial cable is the type of cable most commonly used for cable video systems, but it is suitable to provide data transmission and telephone service. This type of cable has excellent broadband frequency characteristics and physical durability. As of December 31, 2001, our networks passed 423,201 marketable homes and supported 232,698 on-net connections. Approximately 95% of our 423,201 passings were served by systems with at least 750 megahertz bandwidth capacity and were two-way interactive. All of our networks that have been upgraded are served with systems that are at least 750 megahertz and will be two-way interactive.

       In Knoxville, we are deploying a new network design that will allow us to generally provide fiber to an average of 24 homes per node. This increases the amount of bandwidth available for each home for high-speed data and other advanced services.

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

  Switching

       Switches are devices that direct voice and data traffic. Our switch, a Nortel DMS 500 located in West Point, Georgia, allows us to provide enhanced custom calling services including call waiting, call forwarding and three-way calling. All of our voice and data traffic passes through our switch. If our switch were to fail to operate, our customers would not be able to access our voice and data services until the failure is corrected. Our switch employs two sources of redundant power back up, a generator back-up and a battery back up. In addition, we have made arrangements with Nortel to provide emergency support in the event that we experience problems with our switch.

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

o      the right to connect to each other's facilities;

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

Marketing and Sales

   Marketing Strategy

       We believe that we are the first provider of a bundled video, voice and data communications service package in our current markets, and we intend to be the first to offer similar service packages in each market we seek to enter. We believe that cost savings on a bundle of services and the advantages of one-stop shopping are attractive, particularly since most of our prospective customers now buy services from multiple sources. We also believe that selling a bundled service offering increases revenue per customer, helps achieve a faster growth rate, reduces installation costs, increases customer loyalty, and distinguishes us in the marketplace. Our focus includes multiple dwelling units, many of which are subject to exclusivity arrangements with other cable providers that have not yet expired or which involve more complex arrangements with the property owner.

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

       We have a sales staff in each of our markets including managers and direct sales teams for both residential and business services. Our standard residential team consists of direct sales, outbound sales, and front counter sales as well as support personnel. Our business services sales team consists of our account executives and specialized business installation coordinators. Our call center sales team handles all telemarketing sales.

Customer Service and Billing

   Customer Service

       Customer service is an essential element of our operations and marketing, and we believe our quality and responsiveness differentiates us from many of our competitors. A significant number of our employees are dedicated to customer service activities, including:

o      order taking;

o      customer activations;

o      billing inquiries and collections;

o      service upgrades;

o      provision of customer premise equipment; and

o      administration of our customer satisfaction program.


       In addition, we provide 24-hour-a-day, seven-day-a-week customer service. We operate a centralized customer phone center in Augusta, Georgia for all customer service transactions other than network trouble calls, which are handled locally. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings.

       We monitor our networks 24 hours a day, seven days a week. Through our network operations center, we monitor our voice services to the customer level and our video and high-speed data services to the node level, and we strive to resolve customer problems prior to the customer being aware of any service interruptions.

  Billing

       Billing services for video and data are provided by DST Innovis, Inc., while billing services for voice are provided by Quintrex. Our customers currently receive separate billing statements for video and data services and for voice services, but we intend to offer a single billing option in the future. We have entered into an agreement with UshaComm to develop a convergent billing system which would enable us to send a single bill to our customers for video, voice and data services. We intend to implement this new billing system in 2002.

  Competition

       We face significant competition from other providers of video, voice and data services. Some of our competitors offer more than one of these services, although none of our current competitors offer all of the services that we provide.

  Video Services

       Other Cable Systems. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors include Comcast Cable Communications, Time Warner Cable and Charter Communications. We compete with these companies on terms of pricing and programming content, including the number of channels and the availability of local programming. We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming.

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

       Other Television Providers. Cable television distributors may, in certain markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. These competitors include:

o      broadcast television;

o      direct broadcast satellite systems;

o      wireless cable systems;

o      satellite master antenna television systems; and

o      local telephone companies.

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

       One major impact of the Telecommunications Act of 1996 may be a trend toward the use and acceptance of bundled service packages. As a result, we will be competing with:

o incumbent local telephone companies such as BellSouth, as well as other competitive local telephone companies;

o traditional providers of long-distance services such as AT&T, WorldCom and Sprint; and

o cable television service providers such as Comcast Cable Communications, Time Warner Cable and Charter Communications.

       Our ability to compete successfully will depend on the attributes of the overall bundle of services we are able to offer, including our price, features and customer service.

       We compete with Business Telecom and ITC/\DeltaCom in providing telephone services to business customers. We purchase services from Business Telecom and ITC/\DeltaCom. Our agreements with Business Telecom and ITC/\DeltaCom are described above under the heading "--Our Interactive Broadband Networks."

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

o incumbent local exchange providers which provide digital subscriber lines;

o incumbent cable television companies, which provide Internet access service via cable modems; and

o      other long-distance telephone companies.

       We compete with companies offering broadband connections such as DirecPC, one of the principal providers of satellite-based Internet services in the United States; long-distance telephone companies such as AT&T and WorldCom; traditional Internet service providers such as AOL Time Warner, Inc. and EarthLink; digital subscriber line, or DSL, Internet access providers such as BellSouth; and cable modem services.

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

       Cable television companies are also entering the Internet access market. The incumbent cable television company in each of our markets currently offers high Internet access services.

       We may also face competition from providers of wireless cable services such as multi-channel multipoint distribution systems and local multipoint distribution systems.

Legislation and Regulation

       The cable television industry is regulated by the FCC, some state governments and most local governments. Telecommunications carriers are regulated by the FCC and state public utility commissions. Providers of Internet services generally are not subject to regulation. Federal legislative and regulatory proposals under consideration may materially affect the cable television, telecommunications services, and Internet services industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

       Future federal and state legislative and regulatory changes may adversely or beneficially affect Knology's operations. We cannot predict the impact of such legislative or regulatory actions on our operations. The following description of certain major regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

     Cable Television Consumer Protection and Competition Act of 1992

       The Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") increased the regulation of the cable industry by imposing rules governing, among other things:

o      rates for tiers of cable video services;

o access to programming by competitors of cable operators and restrictions on certain exclusivity arrangements by cable operators;

o      access to cable channels by unaffiliated programming services;

o terms and conditions for the lease of channel space for commercial use by parties unaffiliated with the cable operator;

o      ownership of cable systems;

o      customer service requirements;

o mandating carriage of certain local television broadcast stations by cable systems and the right of television broadcast stations to withhold consent for cable systems to carry their stations;

o      technical standards; and,

o      cable equipment compatibility.

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

     Telecommunications Act of 1996

       The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. This Act permitted regional Bell operating companies to apply to the FCC for authority to provide long-distance services. It also included significant changes in the regulation of cable operators. For example, the FCC's authority to regulate the rates for "cable programming service" tiers (all tiers other than the lowest level "basic service tier") of all cable operators expired on March 31, 1999. The legislation also:

o repealed the anti-trafficking provisions of the 1992 Cable Act, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

o allows cable operators to enter telecommunications markets which historically have been closed to them;

o limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

o adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network; and,

o allows some telecommunications providers to begin providing competitive cable service in their local service areas.

     Federal Regulation of Cable Services

       The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses. A brief summary of certain key federal regulations follows.

       Rate Regulation. The 1992 Cable Act authorized rate regulation for certain cable services and equipment. It requires communities to certify with the FCC before regulating basic cable rates. Cable service rate regulation does not apply where a cable operator demonstrates to the FCC that it is subject to effective competition in the community. To the extent that any municipality attempts to regulate Knology's basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation.

       Program Access. To promote competition with incumbent cable operators by independent cable programmers, the 1992 Cable Act placed restrictions on dealings between cable programmers and cable operators. It prohibits satellite video programmers affiliated with cable operators from favoring those cable operators over competing distributors of multichannel video programming, such as DBS distributors, MMDS distributors, and competitive cable operators such as Knology. These restrictions are designed to limit the ability of vertically integrated satellite cable programmers from offering exclusive programming arrangement or preferred pricing or non-price terms to cable operators. Congress and the FCC have considered proposals to expand the program access rights of cable competitors such as Knology, including the possibility of applying all program access requirements to terrestrially delivered video programming and video programmers that are not affiliated with cable operators. The FCC currently is considering whether it should allow the exclusivity restrictions in the program access rules to sunset, on October 5, 2002, or whether it should extend these restrictions to further assist competitors to incumbent cable operators. If the exclusivity restrictions are allowed to sunset, this could have a materially adverse impact on Knology if incumbent cable operators use the greater flexibility to deny important programming to Knology's systems.

       Carriage of Broadcast Television Signals. The 1992 Cable Act established broadcast signal carriage requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable system to carry the station ("must-carry") or whether to require the cable system to negotiate for consent to carry the station ("retransmission consent"). Stations are generally considered local to a cable system where the system is located in the station's Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. Pursuant to the Satellite Home Viewer Improvement Act, the FCC enacted rules governing retransmission consent negotiations between broadcasters and all distributors of multichannel video programming (including cable operators). Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent. Must-carry requests may decrease the attractiveness of the cable operator's overall programming offerings by including less popular programming on the channel line-up, while retransmission consent elections may involve cable operator payments (or other concessions) to the programmer. Knology carries some stations pursuant to retransmission consent and pays fees for such consents or have agreed to carry additional services pursuant to retransmission consent agreements. Knology carries other stations pursuant to must-carry elections.

       The FCC has adopted rules for the carriage of digital broadcast signals. The FCC is in the process of considering whether to require cable systems (which would include Knology's systems) to carry both the analog and digital signals of television broadcast stations entitled to must-carry rights during those stations' transition to full digital operations. The FCC tentatively concluded that it will not adopt the "dual carriage" requirement during the transition, and has also concluded that a cable operator need only carry a broadcaster's "primary video" service (rather than all of the digital broadcaster's "multi-cast" services), but those conclusions may change during the course of the FCC's reconsideration of these matters. If the "dual carriage" rule is adopted, or if the FCC concludes that after the transition to digital television, cable operators must carry all of the multicast services in a broadcaster's digital feed, this would have a negative impact on Knology because it would reduce available channel capacity and thereby require us to discontinue other channels of programming or prevent us from carrying new channels of programming that are more desired by our customers.

       Registration Procedures and Reporting Requirements. Before beginning operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including Knology, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

       Technical Requirements. The FCC imposes certain technical standards applicable to the cable channels on which broadcast stations are carried (including carriage of digital television signals), standards to prevent harmful interference with aeronautical navigation and safety radio services and limits on cable system signal leakage. The FCC also adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

       Customer Equipment Regulation. As noted, cable customer equipment is subject to rate regulation unless the FCC deems the cable system to face effective competition. The FCC has also required that cable customers be permitted to purchase cable converters and other navigation device equipment from third parties, such as retailers. It developed a multi-year phase-in period during which security functions (which remain in the exclusive control of the cable operator) would be unbundled from non-security functions, which then could be supplied by third-party vendors. July 1, 2000 was the implementation date for the first phase. The separate security module requirement applies to all digital devices as well as to devices that access both analog and digital services ("hybrid devices"), although it does not apply to analog-only devices. As long as cable operators subject to the rules comply with the separate security module requirement, they may continue to provide their customers with devices that contain both embedded security and non-security functions ("integrated devices") until January 1, 2005, at which time they will be prohibited from placing these devices in service. The FCC restrictions could negatively affect how Knology develops and markets new services and equipment to its customers.

       Franchise Authority. Cable television systems operate pursuant to franchises issued by local franchising authorities (which are the cities, counties or political subdivisions in which a cable operator provides cable service). Local franchising authority is premised upon the cable operator's facilities crossing the public rights-of-way. Franchises are typically of fixed duration with the prospect for renewal. These franchises must be nonexclusive. The terms of local franchises vary by community, but typically include requirements concerning service rates, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels, and channel capacity. Franchises often may be terminated, or penalties may be assessed, if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of local franchise authority is limited by federal law. For example, local franchise authorities may not issue exclusive franchises, may not require franchise fees that exceed 5% of gross revenues from the provision of cable services, and may not mandate the use or a particular technology. Local franchise authorities are permitted to charge fees other than cable franchise fees, such as fees for a telecommunications providers' use of public rights-of-way. Knology holds cable franchises in all of the franchise areas in which we provide service. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. The Telecommunications Act of 1996 exempted those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements, although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services.

       Franchise Renewal. Franchise renewal, or approval for the sale or transfer of a franchise, may involve the imposition of additional burdens not present in the initial franchise (such as facility upgrades or funding for public, educational, and government access channels). Although franchise renewal is not guaranteed, federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises generally have ten to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration.

       Franchise Transfer. Local franchise authorities are required to act on a cable operator's franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

       Channel Set-Asides. Local franchising authorities may require cable operators to set aside certain channels for public, educational and governmental ("PEG") access programming. Federal law requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. An FCC-prescribed formula governs the calculation of leased access rates. By occupying capacity on our systems, PEG and leased access channels may replace programming that is more attractive to our subscribers.

       Ownership. Pursuant to the Telecommunications Act of 1996, local exchange carriers may now provide video programming by radio-based systems, common carrier systems, open video systems or cable systems in their local exchange service territories. Companies that elect to provide open video systems must allow others to use up to two-thirds of their activated channel capacity. These companies are relieved of regulation as common carriers, and are not required by federal law to obtain local franchises (although local requirements to obtain a franchise remain valid), but are still subject to many other regulations applicable to cable systems. Companies operating as cable systems are subject to all rules governing cable systems, including franchising requirements.

       A local telephone company or its affiliate is prohibited from acquiring more than a 10% financial or management interest in any cable operator providing cable service in its telephone service area. Likewise, a cable operator or its affiliate is prohibited from acquiring more than a 10% financial or management interest in any local telephone company providing telephone service in its franchise area. A local telephone company and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small local telephone companies in non-urban areas, and such restrictions do not apply to local exchange carriers that were not providing local telephone service prior to January 1, 1993.

         Pole Attachments. Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. The right to access is beneficial to facilities-based providers such as Knology. Federal law also establishes principles to govern the pricing of and terms of such access. Utilities may charge telecommunications carriers (and cable operators providing both cable television service and telecommunications service, such as Knology) a different (often higher) rate for pole attachments than they charge cable operators providing solely cable service. The FCC has adopted rules implementing the two different statutory formulae for pole attachment rates. The federal access and rate provisions apply only in those states that have not certified to the FCC that they regulate pole attachment rates. Currently, 18 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which Knology operates, only Kentucky has certified to the FCC, leaving pole attachment matters in the other states under FCC jurisdiction. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency's jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator. The Eleventh Circuit Court of Appeals overturned the FCC's conclusion. However, the United States Supreme Court recently upheld the FCC's decision by reversing the decision of the Eleventh Circuit Court of Appeals and confirming the FCC's authority.

       Inside Wiring of Multiple Dwelling Units. FCC rules provide generally that, in cases where the cable operator owns the wiring inside a multiple dwelling unit ("MDU") but has no right of access to the premises, the MDU owner may give the cable operator notice that it intends to permit another cable operator to provide service there. The cable operator then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring. The FCC also adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to provide telecommunications carriers and cable operators with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all "multiple tenant environments" (including, for example, apartment buildings, office buildings, campuses, etc.) in those states where the FCC possesses authority to regulate pole attachments.


       Access to and Competition in Multiple Dwelling Units. The FCC has preempted laws and rules that restrict occupants of MDUs from placing small satellite antennas on their balconies (or areas under the occupant's exclusive use). The FCC's action increases the ability of direct broadcast satellite ("DBS") operators such as DirecTV to compete with Knology in certain MDUs. The FCC is considering the abrogation or restriction of existing and future exclusive video MDU access contracts currently held by cable operators. The FCC already has prohibited future exclusive access agreements for telecommunications carriers in commercial multi-tenant environments and is considering whether to abrogate existing exclusive telecommunications carrier access arrangements. The FCC is also considering whether to extend such exclusivity prohibitions to residential multi-tenant environments. The abrogation of existing exclusive MDU access contracts would allow Knology to compete with the incumbent cable operator (or other video or telecommunications competitors) in those MDUs where another cable operator and/or telecommunications carrier has obtained an exclusive access arrangement. The FCC is considering rules that would require owners of multi-tenant environments to allow telecommunications carriers nondiscriminatory access to their buildings. If adopted, these requirements may facilitate Knology's access to customers in multi-tenant environments.

       Privacy. Federal law restricts the manner in which cable operators can collect and disclose data about individual system customers. Federal law also requires that the cable operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. Cable operators must also take such actions as are necessary to prevent unauthorized access to personally identifiable information. Failure to adhere to these requirements subjects the cable operator to payment of damages, attorneys' fees and other costs.

       Copyright. Cable television systems are subject to federal compulsory copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Adjustments in copyright royalty rates are made through an arbitration process supervised by the U.S. Copyright Office. The modification or elimination of the compulsory copyright licensing scheme could adversely affect Knology's ability to provide its subscribers with their desired broadcast programming.

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

       Internet Service. The FCC recently rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators' broadband facilities. A contrary decision may have facilitated greater competition by non-facilities-based Internet service providers with Knology's broadband service offerings. The FCC recently classified cable modem service as an "information service," not a cable service, with no separate telecommunications service offering. Consequently, local franchise authorities may not include Knology's revenues from cable modem services in the total revenues from which the cable franchise fee is calculated. This decision has been appealed and additional appeals remain possible. In addition, the FCC recently sought comment on the scope of its jurisdiction to regulate cable modem service and the extent to which state and local governments may regulate cable modem service. Although the FCC has indicated a preference for minimizing regulation of broadband services, future regulation of cable modem service by federal, state or local government entities remains possible. The FCC also sought comment on whether it should resolve any disputes that may arise over cable operators' previous collection of franchise fees from their customers based, in part, on cable modem service revenues, or whether the FCC should leave such matters to the courts. There remains a risk that Knology will confront litigation on this issue.

       Regulatory Fees. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. Per-subscriber regulatory fees may be passed on to subscribers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

       Tier Buy Through. Federal law requires cable operators to allow customers to purchase premium services or pay-per-view video programming offered by the cable operator on a per-channel or per-program basis without the need to subscribe to any tier of service except the basic service tier unless the cable system's lack of addressable converter boxes or other technological limitations prohibit it from doing so. The exemption for cable operators lacking the technological ability to comply expires in October 2002, although the FCC may extend that period on a case-by-case basis as necessary pursuant to an appropriate waiver request. Knology's systems currently comply with these requirements and Knology does not avail itself of the technological exemption.

       Emergency Alert System. In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new emergency alert system. All of our networks are in compliance with the new standards.

       FCC regulations also address:

o      restrictions on origination and cablecasting by cable system operators;

o      application of the rules governing political broadcasts;

o nonduplication of network programming from distant same-network stations upon the appropriate request of the local television station;

o deletion of syndicated programming of a distant same-network station upon the appropriate request of the local television station;

o      customer service standards;

o limitations on advertising contained in nonbroadcast children's programming; and,

o equal employment opportunity (currently suspended as a result of a judicial ruling, although the FCC recently sought to reimpose a subset of these rules).

       Potential Regulatory Change. The regulation of cable television systems at the federal, state, and local levels is subject to the political process and has seen constant change over the past decade. Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that Knology's business will not be affected by future legislation or new regulations.

     Federal Regulation of Telecommunications Services

       Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. Barring federal preemption, State regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services. Various international authorities may also seek to regulate the provision of certain services.

       Tariffs and Detariffing. Knology Broadband is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long-distance carrier services and its competitive local exchange carrier services. As a non-dominant carrier, its rates presently are not generally regulated by the FCC. The FCC has ordered mandatory detariffing of non-dominant carriers' interstate and international interexchange services. Non-dominant carriers are not permitted to file tariffs with the FCC for their interstate access services if the charges for such services are higher than FCC-established benchmarks. If a non-dominant carrier's charges for interstate access services are equal to or below the FCC-established benchmark, it is permitted, but not required, to file tariffs with the FCC for such services. Knology's interstate access services fall within the FCC-established benchmark and it has a tariff on file with the FCC for those services.

       Valley Telephone and Interstate Telephone are regulated by the FCC as dominant carriers in the provision of interstate access services. As dominant carriers, Valley Telephone and Interstate Telephone must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Valley Telephone concurs in tariffs filed by the National Exchange Carrier Association, while Interstate Telephone has its own tariffs on file with the FCC. Valley Telephone and Interstate Telephone are both classified as nondominant in the provision of interstate and international interexchange services, rendering them subject to mandatory detariffing at the FCC for such services.

       Interconnection and Compensation for Transport and Termination. The Telecommunications Act of 1996 established a national policy of permitting the development of local telephone competition. This Act preempts laws that prohibit competition for local telephone services and establishes requirements and standards for local network interconnection, unbundling of network elements, and resale. The Telecommunications Act of 1996 also requires incumbent local telephone carriers to enter into mutual compensation arrangements with competitive local telephone companies for transport and termination of local calls on each others' networks. The interconnection, unbundling and resale standards were developed initially by the FCC and were further implemented by the states. The terms of interconnection agreements among the carriers have been, and are likely to continue to be, overseen by the states, although a panel of judges from the Court of Appeals for the Eleventh Circuit (which governs many of Knology's markets), recently concluded that State public service commissions lack the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements. A petition seeking a rehearing of the case by the full court of appeals -- a decision which stands in direct conflict with the decisions of six other federal circuits -- is now pending before the Eleventh Circuit.

       We have executed a local network interconnection agreement with BellSouth for, among other things, the transport and termination of local telephone traffic. This agreement has been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations.

       The FCC has concluded that calls to Internet service providers are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Telecommunications Act of 1996. This decision remains subject to appeal.

       The Telecommunications Act of 1996 includes an exemption from interconnection requirements for rural telephone companies. Under this exemption, a competitor is not entitled to interconnect with a rural telephone company absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Both Valley Telephone and Interstate Telephone are rural telephone companies as defined by the federal Communications Act. The Alabama Public Service Commission and, with respect to Interstate Telephone, the Georgia Public Service Commission have determined that these companies should be exempt from the interconnection requirements of the Telecommunications Act of 1996.

       Unbundled Network Elements. The FCC has established pricing principles for use by the states to determine rates for unbundled local network elements and to calculate resale discounts. The state commissions have significant responsibility for the implementation of the FCC's rules, including the actual setting of rates for unbundled network elements. Pending before the Supreme Court is a challenge to the constitutionality of the methodology adopted by the FCC to be used in establishing the rates for ILECs' unbundled network elements. The FCC requires incumbent local telephone carriers to provide a platform that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may be able to provide retail local services entirely through the use of the local telephone carriers' facilities at lower discounts than those available for local resale. The FCC has begun a proceeding to identify which, if any, network elements that ILECs should no longer be required to offer on an unbundled basis. The availability of unbundled network platforms and a wide variety of available unbundled network elements could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities (but instead rely, in whole or in part, on the facilities of the incumbent).

       Number Portability. All local telephone service carriers must provide customers with the ability to retain, at the same location, existing telephone numbers when switching local telephone companies without impairment of quality, reliability or convenience. This number portability is intended to remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. The FCC ordered permanent number portability to be made available in the 100 largest metropolitan areas by December 31, 1998. Number portability is available in all of our required markets. While number portability benefits our competitive local exchange carrier operations, it represents a burden to Valley Telephone and Interstate Telephone. At this time, we are unable to predict the impact, if any, of possible number portability delays or complications in our service territories.

       Universal Service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a Universal Service Fund ("USF"). There is an exemption for providers whose contribution would be less than $10,000 in a particular year. The FCC is conducting a comprehensive review of the rules governing contributions to USF and recovery of those contributions from customers. For example, the FCC is considering whether to base contributions on the number of end user connections, including those used for cable modem services, provided by a company. If adopted, such a rule would significantly increase Knology's contribution obligations, although its competitors' obligations would also increase. Knology, Interstate Telephone and Valley Telephone presently contribute to the fund. We cannot be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

       Access Charge Reform. The FCC is in the process of reducing access charges imposed by local telephone companies for origination and termination of interstate long distance traffic. Overall decreases in local telephone carriers' access charges as contemplated by the FCC's access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long-distance carriers for comparable access. Changes to the federal access charge regime could adversely affect us by reducing the revenues that we generate from charges to domestic interstate and international long-distance carriers for originating and terminating interstate traffic over our telecommunications facilities.

       The FCC has adopted an order (the "MAG Plan") to reform interstate access charges and universal service support for rate-of-return incumbent local exchange carriers such as Valley Telephone. The MAG Plan is designed to lower access charges toward cost, replace implicit support for universal service with explicit and support that is portable to all eligible telecommunications carriers, and provide certainty and stability for the small and mid-sized local telephone companies serving rural and high-cost areas by permitting them to continue to set rates based on a rate-of-return of 11.25 percent, thereby encouraging rural investment. The MAG Plan, as adopted, will reduce switched access fees for small ILECs and protect universal service in areas served by those ILECs. Although the MAG Plan significantly reduces per-minute access charge revenues to these carriers, it is designed to protect them for at least the term of the plan from potentially much larger revenue reductions. Petitions for reconsideration of the MAG Plan are currently pending before the FCC and the FCC has sought further comment on certain proposals related to the MAG Plan.

       Regional Bell Operating Company Entry into Long Distance. The Telecommunications Act of 1996 establishes standards for regional Bell operating companies and their affiliates to obtain from the FCC authority to provide long distance telecommunications services originating in their in-region local access and transport areas, or LATAs, to points outside that area. LATAs are geographical regions in the United States within which a Bell Operating Company may offer local telephone service. The FCC is considering BellSouth's application to provide in-region interLATA long distance service in Georgia and Louisiana. The FCC's decision is expected by May 15, 2002. Several other BellSouth applications to provide in-region interLATA service have been rejected by the FCC or withdrawn by BellSouth. Because of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant competitor in each of the states in which it obtains in-region, interLATA authority from the FCC.

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

o maintain equipment, facilities, and services in such a manner as to allow for the interception of wire and electronic communications and access to call-identifying information by authorized law enforcement;

o      pay annual regulatory fees to the FCC; and

o contribute to the Telecommunications Relay Services Fund, as well as funds to support telephone numbering administration and local number portability.

       Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the flexibility of our competitors.

       Advanced Services. The FCC is currently reviewing the regulatory treatment of incumbent local exchange carrier provision of stand-alone broadband and broadband sold in combination with Internet access services where the incumbent local exchange carrier is classified as dominant in the provision of local exchange and exchange access service. If the FCC exempts or substantially reduces incumbent local exchange carriers from regulation of these services (for example, by eliminating regulations governing end user prices, collocation of competitive xDSL providers' equipment in central offices, and unbundling), the incumbent local exchange carriers' broadband offerings may place greater competitive pressures on Knology's broadband service offerings.

       Line Sharing. Where an incumbent local exchange carrier provides voice service to a customer (and subject to certain technical conditions), the FCC has required incumbent local exchange carriers, like BellSouth, to offer to unaffiliated telecommunications carriers on an unbundled basis the high-frequency portion of the incumbent's loops or subloops (lines connecting customer premises to the switch used for basic telephone service). This requirement, known as "line sharing," is designed, in part, to reduce the costs of the incumbent's competitors' provision of digital subscriber line ("DSL") services to small businesses and residential customers. The line sharing requirements primarily benefit entities offering DSL services who compete directly with our broadband communications service offerings. Consequently, line sharing requirements may prove on balance to have an adverse competitive effect on us. The FCC's line sharing order has been appealed to the Court of Appeals for the D.C. Circuit and a decision remains pending.

     State Regulation of Telecommunications Services

       Traditionally, the states have exercised jurisdiction over intrastate telecommunications services. The Telecommunications Act of 1996 modifies the dimensions of state authority in relation to federal authority. It also prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services (barring federal preemption) and require carriers to obtain certificates or licenses before providing service.

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

o to comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

o to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers, and content of customer bills), complaints, transfers of control and certain financing transactions.

       Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our telecommunications services into new states, we will likely be required to obtain certificates of authority to operate, and be subject to similar ongoing regulatory requirements, in those states as well.

       In addition, the states have authority under the Telecommunications Act of 1996 to determine whether Knology is eligible to receive USF funds. They also possess authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers' facilities with those of the local exchange carrier, and to arbitrate disputes arising in negotiations for interconnection, although, as mentioned, the Court of Appeals for the Eleventh Circuit (which governs many of

Knology's markets), recently concluded that State public service commissions lack the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements.

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

       The following table lists our existing and pending franchises by market, term and expiration date.

                                         Term       Expiration
Market Area                             (years)        Date
-----------                             -------     ----------
Huntsville, AL
   Huntsville, AL                         6           3/6/2006
   Limestone County, AL                   15          5/7/2005
   Madison, AL                            15        10/22/2006
   Madison County, AL                     10        11/20/2009
   Redstone Arsenal, AL                   10          2/8/2011

Montgomery, AL
   Autauga County, AL                     15        10/15/2013
   Maxwell Air Force Base, AL             5          9/30/2003
   Montgomery, AL                         15          3/6/2005
   Prattville, AL                         15          7/7/2013

Valley, AL/ West Point, GA
   Chambers County, AL                    15        12/15/2012
   Lanett, AL                             15         1/20/2013
   Valley, AL                             15         1/12/2013
   West Point, GA                         15         1/19/2013

Panama City, FL
   Bay County, FL                         8           1/5/2006
   Cedar Grove, FL                        15          6/9/2013
   Callaway, FL                           10         9/28/2009
   Lynn Haven, FL                         20         5/12/2018
   Panama City, FL                        20         3/10/2018
   Parker, FL                             10         12/7/2009
   Panama City Beach, FL                  15         8/22/2007

Augusta, GA
   AugustaRichmond County, GA             15         1/20/2013
   Aiken County, SC                       15         6/30/2015
   Berkeley County, SC                    15        11/05/2013
   Burnettown, SC                         15         6/20/2015
   North Augusta, SC                      10        6//30/2010

Columbus, GA
   Columbia County, GA                    11         11/1/2009
   Columbus, GA                           10         3/16/2009

Louisville, KY
   Louisville, KY                         15         9/12/2015
   Jefferson County, KY                            Application
                                                       Pending

Charleston, SC
   Charleston, SC                         15         4/28/2013
   Charleston County, SC                  15        12/15/2013
   Dorchester County, SC                  15         7/20/2013
   Goose Creek, SC                        15        11/17/2013
   Hanahan, SC                            15          9/8/2013
   Lincolnville, SC                       15         12/2/2013
   Mount Pleasant, SC                     15          3/9/2014
   North Charleston, SC                   15         5/28/2013
   Summerville, SC                        15         8/31/2013

Knoxville, TN
   Knox County, TN                        10          6/9/2010
   Knoxville, TN                          15         5/18/2015

Nashville, TN
   Brentwood, TN                          15         4/24/2015
   Franklin County, TN                    15          5/9/2015
   Nashville, TN                          15        10/17/2015
   Williamson County, TN                  15          5/8/2015


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

Risks Related to Our Business

Failure to obtain additional funding would limit our ability continue in business, to complete our existing networks or to expand our business.

       As of December 31, 2001, we had $617,000 of working capital, $307.4 million of accumulated deficit and $370.8 of long-term debt. We currently expect to spend approximately $13.0 million during 2002 to expand and upgrade our networks in the markets where we currently provide service. Planned capital expenditures in 2003 and thereafter to complete our networks in the markets where we currently provide service will have to be funded from the proceeds from additional debt or equity financings. There can be no assurance that we will raise proceeds sufficient to remain in business or to completely build out our existing markets. We cannot assure you that additional financing will be available to us or, if available, that it can be obtained on a timely basis and with acceptable terms. If we fail to obtain sufficient financing, we may be required to discontinue our business or to defer or abandon our plans, which could have a material adverse effect on our business. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

       In addition, we plan to selectively expand into new cities, including Nashville and Louisville, where we do not currently have networks. We estimate the cost of launching service in new markets, including construction and implementation of networks in new cities, to be approximately $75 million to $100 million per 100,000 homes. Actual costs may exceed this estimate if, for example, we were to make changes in our build-out schedule or if our engineering costs are greater than we expect. We will need significant additional financing to expand into these additional markets, as well as for new business activities and for any additional acquisitions. We cannot assure you that additional financing will be available to us or, if available, that it can be obtained on a timely basis and with acceptable terms. If we fail to obtain sufficient financing, we may be required to defer or abandon our expansion plans.

The significant amount of debt we have could harm our business.

       As of December 31, 2001, we had $386.5 million of debt, including accrued interest, and $88.4 million of stockholders' equity. Our management is currently evaluating alternatives to improve our capital structure, including restructuring our debt. However, there is no guarantee that our restructuring efforts will be successful.

       Our debt could adversely affect our business in a number of ways, as:

o we have to spend a significant amount of our available funding to pay interest and repay principal on debt;

o      we may have difficulty obtaining additional financing;

o we may have limited flexibility in planning for or reacting to changes in our business;

o we may have more debt relative to our competitors, which may place us at a disadvantage;

o      we may be more vulnerable to any economic downturns; and

o we may not have sufficient funding to make interest and principal payments on our debt, and as a result, we may be forced to consider bankruptcy.

       Our earnings were not sufficient to cover our fixed charges by $76.7 million in 1999, $104.1million in 2000 and by $119.5 million in 2001. We will need to grow and generate profits in order to generate the cash to repay our debt. If we cannot meet our debt payments, we may need to seek additional financing or sell some of our assets, which would adversely affect our business, operations and the value of our company. We cannot assure you that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. If we fail to obtain such financing, it could result in the delay or curtailment of our development, expansion plans and capital expenditures and could have a material adverse effect on our business.

We have lost money on our operations to date.

       As of December 31, 2001, we had an accumulated deficit of $307.4 million. We expect to incur net losses for the next several years as we continue to build our networks. Our ability to generate profits and positive cash flow will depend in large part on our ability to obtain enough subscribers for our services to offset the costs of constructing and operating our networks. If we cannot achieve operating profitability or positive cash flows from operating activities, our business, financial condition and operating results will be adversely affected.

Restrictions on our business imposed by our debt agreements could limit our growth or activities.

       Our indenture and our existing credit agreements currently, and any new credit agreements that we enter into in the future will, place operating and financial restrictions on us and our subsidiaries. These restrictions, and any restrictions created by future financings, will affect our and our subsidiaries' ability to:

o      incur additional debt;

o      create liens on our assets;

o      make investments;

o      use the proceeds from any sale of assets; and

o      make distributions on or redeem our stock.

       In addition, our existing credit facilities requires us to maintain certain financial ratios. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at the maturity of the debt.

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

o      wireless telephone carriers;

o cable television service operators who have announced their intention to offer telephone services in the future;

o      utility companies; and

o companies offering advanced technologies such as Internet-based telephony.

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

o      broadcast television stations; and

o      other satellite television companies.

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

       In providing data services, we compete with:

o      traditional dial-up Internet service providers;

o incumbent local exchange providers which provide digital subscriber lines, or DSL;

o      providers of satellite-based Internet access services;

o      long-distance telephone companies; and

o      cable television companies.

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

o      restructure our existing debt;

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

       If we acquire existing companies or networks, or enter into joint ventures, we may:

o      miscalculate the value of the acquired company or joint venture;

o      divert resources and management time;

o experience difficulties in integration of the acquired business or joint venture with our operations;

o experience relationship issues, such as with customers, employees and suppliers, as a result of changes in management;

o incur additional liabilities or obligations as a result of the acquisition or joint venture; and

o assume additional financial burdens or dilution incurred with the transaction.

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

o      long-distance telephone services;

o space at areas along our networks or in switching centers to locate equipment. Because our equipment needs to be located near and often connected to similar equipment operated by other providers for efficiency reasons, which is called co-location, available space can be quite limited; and

o      special network services for Internet transport requirements.

       We purchase these services from two primary vendors, Business Telecom, Inc. and ITC/\DeltaCom, both of which compete with us. If we lost services from either of these companies, we would have to find another entity that could provide these services for us and may have to pay more for the same services or meet a higher minimum purchase commitment. Further, if either of these companies reduced our access to its facilities because that company did not have the capacity to provide these services to us, our business would be harmed.

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

       We could be affected by changes in demand for our telephone services, including reduced demand for:

o      traditional and premium telephone services;

o      additional access lines per household; and

o      billing and collection services.

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

       Existing and future technological implementations and developments may reduce our networks' competitiveness or require expensive and time-consuming upgrades or additional equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, roducts and services and may encounter disruptions in service as a result. We are currently implementing a new customer billing system, and we cannot assure you that it will be implemented successfully.

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

       The expansion and upgrade of our existing networks and the development of future networks require us to hire construction contractors. We have had and may continue to have difficulty hiring experienced contractors because of increases in demand for construction services. Our construction costs could increase significantly over the next few years if demand for construction services continues to grow.

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

       The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation. There are proposals before the United States Congress and the FCC to require all cable operators to make a portion of their cable systems' capacity available to other Internet service providers, such as telephone companies. AT&T previously announced that it would open its systems to competing Internet service providers, or ISPs, including EarthLink, and, in November of 2000, announced plans to test market a service allowing customers to access eight different ISPs over AT&T's DSL lines. Both the FTC and FCC imposed conditions on the merger of American Online Inc. and Time Warner Inc., requiring the combined company to provide unaffiliated ISPs with access to the company's cable systems. Certain local franchising authorities are considering or have already approved similar open access requirements. If regulators decide to require us to provide competing telephone or Internet service providers with access to our broadband networks under unfavorable terms, much of the competitive advantage we have from owning our own networks could be eliminated. Competing Internet service providers could stream video over their systems, in direct competition with our programming services.

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

       As of January 31, 2002, approximately 8.3% of our outstanding voting stock on an as-converted basis was beneficially owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier's family. Our directors and executive officers as a group beneficially owned on that date 45.8% of our outstanding voting stock on an as-converted basis. Further, SCANA Communications Holdings, J. H. Whitney IV, L.P., The Blackstone Group private equity funds, ITC Telecom Ventures, South Atlantic Capital private equity funds and AT&T Ventures private equity funds beneficially owned approximately 13.0%, 13.0%, 9.9%, 6.8%, 5.3% and 4.1% of our outstanding voting stock, on an as-converted basis, respectively. Furthermore, SCANA Communications Holdings and ITC Telecom Ventures together own approximately 44.8% of the shares of Series C preferred stock, and J. H. Whitney IV, L.P. and The Blackstone Group private equity funds together own approximately 69.6% of the shares of Series B preferred stock. As a result, these stockholders have significant voting power with respect to the ability to:

o authorize the creation and issuance of additional shares of capital stock;

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

       As of December 31, 2001, Campbell B. Lanier, III, the chairman of our board of directors and one of our major stockholders, owned approximately 10% of the outstanding stock of ITC/\DeltaCom. Additionally, some of our other major stockholders, including private equity funds associated with AT&T Ventures, Whitney & Co. and The Blackstone Group, own or in the future may own interests in companies that may compete with us. When the interests of one of our competitors differs from ours, these stockholders may support our competitor or take other actions that could adversely affect our interests.

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

       In the past, ITC Holding has contributed equity to us and has lent money to us. Since our spin-off was completed in February 2000, we no longer have access to capital through ITC Holding. Although ITC Telecom Ventures, an indirect wholly owned subsidiary of ITC Holding, invested $25.0 million in our Series C preferred stock in January 2001, ITC Holding has no obligation to provide financing to us or enter into other transactions with us in the future.

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

       As of January 31, 2002, we had 502,434 shares of common stock, 50,997,760 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock and 37,219,562 shares of Series C preferred stock outstanding. We also had outstanding on that date options to purchase 7,057,816 shares of common stock and 3,045,972 shares of Series A preferred stock as well as warrants to purchase 994,961 shares of Series A preferred stock. Future stock issuances also will reduce the percentage ownership of our current stockholders.

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

       This Annual Report on Form 10-K for the year ended December 31, 2001 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as other places in this Annual Report. Statements in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements include those relating to:

o      plans to develop future networks and upgrade facilities;

o      the market opportunity presented by markets we have targeted;

o      future business developments;

o      the current and future markets for our services and products;

o      our anticipated capital expenditures;

o      our anticipated sources of capital;

o      the effects of regulatory reform on our business;

o      competitive and technological developments;

o      possible acquisitions and alliances; and

o      projected revenues, liquidity, interest costs and income.

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

EMPLOYEES

       At January 31, 2002 we had 1,157 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies. We do not believe we will have problems retaining personnel with the necessary qualifications.

ITEM 2. PROPERTIES

         We own or lease property in the following locations:

Location                Address                                                      Lease/Own Primary Use
--------                -------                                                      ---------------------
Augusta, GA. ......     3714 Wheeler Road                          Own      Administrative offices and headend

Charleston, SC ....     4506 Dorchester Road                       Own      Administrative offices and headend
                        3270-B Associated Drive                    Lease    Construction Warehouse

Columbus, GA ......     1701 Boxwood Place                         Lease    Administrative offices and headend
                        6440 West Hamilton Park Drive              Lease    Sales Office

Huntsville, AL ....     2401 10th Street                           Own      Administrative offices and headend
                        915 Miller Blvd, Madison, AL               Own      Construction office / HUB A
                        Madkin Mountain                            Lease    Tower Site

Knoxville, TN. ....     10115 Sherrill Boulevard                   Own      Administrative offices and headend

Louisville, KY ....     4738 Allmond Ave.                          Lease    Construction Warehouse

Lanett, AL ........     415 Gilmer                                 Own      Administrative offices

Montgomery, AL ....     1450 Ann Street                            Lease    Headend and technical offices
                        6175 Perimeter Parkway Court               Lease    Business Office
                        3173 Taylor Rd. (Sturbridge Village)       Lease    Customer Pay Station
                        127 Burnt Oaks                             Lease    Customer Pay Station

Panama City, FL ...     13200 Panama City Beach Pkwy.              Lease    Administrative offices and headend
                        2149 N. Sherman Ave.                       Lease    Construction Warehouse
                        2141-A. N. Sherman Ave.                    Lease    Operations
                        2325 Frankford Ave., Ste A                 Lease    Sales Office

West Point, GA ....     1241 O.G. Skinner Drive                    Own      Corporate administrative offices
                        312 W. 8th Street                          Lease    Operations
                        206 West 9th Street                        Lease    Network operations center

       Our principal physical assets consist of fiber optic and coaxial broadband cable and equipment, located either at the hub (equipment site) or along the networks. Our distribution equipment along the networks is generally attached to utility poles we own or use under standard pole attachment agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See "Item 1--Business--Legislation and Regulation" for a discussion of the FCC's regulation of pole attachment rates. Our franchises give us rights-of-way for our networks. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On November 14, 2001, the holders of our Series A preferred stock, Series B preferred stock, Series C preferred stock and Common stock, voting together as single class, re-elected Alan A. Burgess, Donald W. Burton and William H. Scott III as board members who will serve for three-year terms or until their successors are duly elected and qualified, and the holders of our Series B preferred stock, voting as a separate class, re-elected Bret Pearlman and William Laverack, Jr. as board members who will serve for one-year terms or until their successors are duly elected and qualified.

       The election of Mr. Burgess, Mr. Burton and Mr. Scott was approved by the holders of 88,448,326 shares out of 122,217,896 shares of our common stock, on an as-converted basis. The election of Mr. Pearlman and Mr. Laverack was approved by the holders of 17,540,205 shares out of 21,180,131 shares of our Series B preferred stock.

       The stockholders also adopted on November 14, 2001 an amendment to our amended and restated certificate of incorporation. The amendment extended until December 31, 2001 the deadline by which Knology could issue additional shares of Series C preferred stock without separately obtaining the approval of a majority of the holders of Series A preferred stock and a majority of the holders of Series B preferred stock or without triggering certain anti-dilution rights of the holders of Series A preferred stock, Series B preferred stock or Series C preferred stock.

       The amendment was approved by the holders of 39,050,214 shares out of 50,989,707 shares of our Series A preferred stock outstanding on the record date, 17,540,205 shares out of 21,180,131 shares of our Series B preferred stock outstanding on the record date, 21,875,834 shares out of 37,219,562 shares of our Series C preferred stock outstanding on the record date and

88,448,326 shares out of 122,217,896 shares of our common stock, on an as-converted basis, outstanding on the record date. The amendment, which was effective on November 14, 2001, is Exhibit 3.1.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

       Our stock is not traded on any exchange or quoted on the Nasdaq
National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

HOLDERS

       As of January 31, 2002, we had 502,434 shares of common stock outstanding held of record by approximately 80 stockholders, 50,997,760 shares of Series A preferred stock outstanding held of record by approximately 462 stockholders, 21,180,131 shares of Series B preferred stock outstanding held of record by approximately 24 stockholders and 37,219,562 shares of Series C preferred stock outstanding held of record by approximately 94 shareholders.

DIVIDENDS

       We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the indenture governing the outstanding senior discount notes of Knology Broadband and by the terms of our credit facilities.

RECENT SALES OF UNREGISTERED SECURITIES

       Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

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

                                                                                        For the
                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                       (in thousands)
                                                            1997            1998            1999            2000           2001
                                                            ----            ----            ----            ----           ----
Statement of Operations Data:
Operating revenues ..................................... $     17,633   $      45,132        $  66,721    $    82,573   $   106,189
Operating expenses:
  Cost of services .....................................        3,121          16,797           26,965         31,010        32,469
  Selling, operations and administrative ...............        9,498          33,266           45,960         58,725        73,322
Depreciation and amortization ..........................        2,782          17,327           40,970         60,672        78,954
                                                         ------------   -------------        ---------    -----------   -----------
Total operating expenses ...............................       15,401          67,390          113,895        150,407       184,745
Operating income (loss) ................................        2,232         (22,258)         (47,174)       (67,834)      (78,556)
Interest (expense), net ................................          455         (19,428)         (32,944)       (34,859)      (40,069)
Equity losses in subsidiary ............................       (2,445)              0                0              0             0
Other income (expense), net ............................          (59)            784              107         (1,373)         (834)
Income (loss) before minority interest,
   income tax (provision) benefit, extraordinary item,
   and cumulative effect of a change in accounting
   principle ...........................................          183         (40,902)         (80,011)      (104,066)     (119,459)
Minority interest ......................................            0          13,294            3,268              0             0
Income tax (provision) benefit .........................       (1,011)          5,631           19,697          3,170        (2,789)
Extraordinary gain on debt extinguishment ..............            0               0                0              0        31,875
Cumulative effect of a benefit change in
   accounting principle ................................            0            (583)               0              0             0
                                                         ------------   -------------        ---------    -----------   -----------
Net income (loss) ......................................         (828)        (22,560)         (57,046)      (100,896)      (90,373)
Subsidiary preferred stock dividends ...................       (4,193)         (1,424)          (1,745)             0             0
                                                         ------------   -------------        ---------    -----------   -----------
Non-cash distribution to preferred shareholders ........            0               0                0              0       (36,579)
                                                         ------------   -------------        ---------    -----------   -----------
Net income (loss) attributable to common
   stockholders ........................................ $     (5,021)  $     (23,984)       $ (58,791)   $  (100,896)  $  (126,952)
                                                         ============   =============        =========    ===========   ===========
Basic and diluted net income (loss) per share
   attributable to common stockholders ................. $ (50,206.17)  $ (239,835.23)       $  (11.45)   $     (1.45)  $     (1.07)
Basic and diluted weighted average number
   of common shares outstanding ........................          100             100        5,132,653     69,623,792   119,159,596
Other Financial Data:
Capital expenditures ................................... $      1,727   $     120,227        $  87,386    $   146,706    $   86,696
Capitalized interest ...................................          676           2,469            3,040          2,329         2,430
Cash provided by (used in) operating activities ........        3,680          23,036            2,236         35,884       (13,251)
Cash used in investing activities ......................      (22,224)        (34,587)         (29,316)      (149,986)     (111,927)
Cash provided by financing activities ..................       18,726          16,083           29,740        126,911       142,624
Adjusted EBITDA(1) .....................................        5,014          (4,930)          (6,204)        (7,162)          398
Ratio of earnings to fixed charges and
   preference dividends(2) .............................        1.03x               0                0              0             0




                                                                                          As of
                                                                                       December 31,
                                                                                       ------------
                                                                                      (in thousands)
                                                            1997           1998            1999          2000          2001
                                                            ----           ----            ----          ----          ----
Balance Sheet Data:
Cash and cash equivalents ..............................  $   627        $  5,159         $  7,819      $  20,628     $  38,074
Net working capital ....................................   (1,240)         49,979           15,664        (12,918)          617
Property and equipment, net ............................   11,261         211,886          273,897        377,421       400,851
Total assets ...........................................   30,196         374,681          400,334        489,406       516,540
Long-term debt, including
   accrued interest ....................................       --         276,179          331,012        367,915       370,999
Total liabilities ......................................    6,656         314,414          357,684        416,715       423,416
Minority interest ......................................       --           3,268               --             --            --
Retained earnings
  (accumulated deficit..................................    3,181         (20,802)         (79,593)      (180,490)     (307,442)
Total stockholders' equity .............................   23,540          54,512           37,923         67,965        88,398



(1) Adjusted EBITDA represents earnings before interest income and expense, income taxes, depreciation and amortization, other (expense) income, equity losses in subsidiary, minority interests, extraordinary gain on debt extinguishment, cumulative effect of change in accounting principle and non-cash distribution to preferred shareholders. While adjusted EBITDA should not be construed as a substitute for operating income
       (loss) as a measure of performance or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is a measure commonly used in our industry and is included in this annual report because we believe adjusted EBITDA provides relevant and useful information to our investors. Since the elements of adjusted EBITDA are determined using the accrual basis of accounting and adjusted EBITDA excludes the effects of capital and financing related costs, investors should not use it to analyze and compare companies on the basis of operating performance. We utilize and have disclosed adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements; to incur additional indebtedness; and to fund continuing growth. Adjusted EBITDA may not necessarily be calculated comparably with similarly titled measures for other companies. Additionally, we do not currently believe that there are any legal or functional requirements that limit management's discretionary use of funds depicted by adjusted EBITDA.

(2) Earnings consist of income before preferred stock dividends, income taxes and fixed charges. Fixed charges consist of interest expense, capitalized interest and the portion of rent expense under operating leases representing interest, which is estimated to be one-third of such expense. Our earnings were not sufficient to cover our fixed charges by $76.7 million, $104.1 million and $119.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN ITEM 1--BUSINESS--RISK FACTORS. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

       The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our "Selected Consolidated Financial Data" and our financial statements and related notes elsewhere in this Annual Report.

       Our historical financial statements include the assets, liabilities and results of operations of our subsidiaries, which were majority-owned by ITC Holding during 1999. Accordingly, our financial statements include the assets, liabilities and results of operations of all of our subsidiaries for the years ended December 31, 1999, 2000 and 2001.

Background

       Knology, Inc. was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. One of those ITC Holding subsidiaries was Knology Broadband, Inc., which operated most of the broadband network subsidiaries we currently operate. In November 1999, in order to effectuate the reorganization:

o      ITC Holding contributed to Knology:

       -- its 85% interest in Knology Broadband;

       -- all of the outstanding capital stock of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, referred to as our "telephone operations group;"

       -- a note in the principal amount of $9.6 million; and

       -- its 6% interest in ClearSource, Inc., subscription rights to purchase
          ClearSource shares and $5.7 million in cash to purchase the additional ClearSource shares; and

o the holders of the remaining 15% interest in Knology Broadband exchanged that interest for shares of Knology, and the holders of outstanding warrants to purchase Knology Broadband preferred stock exchanged those warrants for warrants to purchase the Series A preferred stock of Knology.

       As a result of the reorganization, ITC Holding held a 90% interest in us, which it distributed to its stockholders in February 2000.

       The reorganization was accounted for in a manner similar to a pooling of interest for the telephone operations group. Knology Broadband and its subsidiaries are treated as an equity investment in our consolidated financial statements from 1996 through June 1998 because ITC Holding owned 29.0% of Knology Broadband during that time. Knology Broadband and its subsidiaries have been consolidated in our financial statements since July 1998 when ITC Holding increased its ownership to 85.0%. The 1998 financials include the accounts of Knology Broadband for the entire year and the minority interest in losses includes the 58.0% share of Knology Broadband's losses for the period from January 1998 to July 1998. For a more detailed description of the reorganization and its accounting treatment, see Note 1 to our consolidated financial statements in January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned us $29.7 million to fund our capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase our Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding's option holders on February 4, 2000.

Significant Accounting Policies

       Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in Item 8 of this form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are recorded in the consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

Recent Accounting Pronouncements

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test.

       The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test the Company expects to record an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.

       In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

        In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

Revenues and Expenses

       We can group our revenues into the following categories:

o Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 50.6% and 46.0% of our consolidated revenues for the years ended December 31, 2000 and 2001, respectively.

o Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 42.4% and 42.2% of our consolidated revenues for the years ended December 31, 2000 and 2001, respectively.

o Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 7.0% and 11.8% of our consolidated revenues for the year ended December 31, 2000 and 2001, respectively.

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

Cost of services include:

o Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 44.1% and 47.5% for the years ended December 31, 2000 and 2001, respectively. Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

o Voice Cost of Services. Voice cost of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 34.2% and 18.5% for the years ended December 31, 2000 and 2001, respectively.

o Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 10.6% and 7.9% for the years ended December 31, 2000 and 2001, respectively.

       Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

Selling, operations and administrative expenses include:

o Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

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

Results of Operations

       The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 1999, 2000 and 2001.

                                                                   Year Ended
                                                                   -----------
                                                                  December 31,
                                                                  ------------
                                                         1999          2000         2001
                                                         ----          ----         ----
Operating revenues:
    Video .............................................     53%          51%          46%
    Voice .............................................     43           42           42
    Data ..............................................      4            7           12
                                                          ----         ----         ----
        Total .........................................    100          100          100
Operating expenses:
    Cost of services ..................................     40           38           31
    Selling, operating and administrative .............     69           71           69
    Depreciation and amortization .....................     61           73           74
                                                          ----         ----         ----
       Total ..........................................    170          182          174
                                                          ----         ----         ----
Operating loss ........................................    (70)         (82)         (74)
Other income and expense ..............................    (50)         (44)         (38)
                                                          ----         ----         ----
Loss before minority interest, income taxes and
   extraordinary item .................................   (120)        (126)        (112)
Minority interest .....................................      5            0            0
Income tax benefit (provision) ........................     30            2           (3)
Extraordinary gain on debt extinguishment .............      0            0           30
                                                          ----         ----         ----
Net loss ..............................................    (85)        (124)         (85)
Preferred stock dividends .............................      0            0          (35)
                                                          ----         ----         ----
Net loss attributable to common stockholders ..........    (85)%       (124)%       (120)%
                                                          ====         ====         ====

Connections

       The following table sets forth certain operating data as of December 31, 1999, 2000 and 2001. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

                                                AS OF DECEMBER 31,
                                                ------------------
                                       1999          2000           2001
                                       ----          ----           ----
Connections: (1)
Video                                  89,937       101,872        118,224
Voice:
   On-net                              35,879        55,311         81,901
   Off-net                              7,908         7,142          6,244
Data                                    4,989        14,898         32,573
                                      -------        ------         ------

Total Connections                     138,713       179,223        238,942
                                      =======       =======        =======
Marketable Homes Passed (2)           305,773       380,027        423,201
                                      =======       =======        =======

-------
(1) All of our video and data connections are provided over our networks. Our voice connections consist of both "On-net" and "Off-net" connections. On-net refers to lines provided over our broadband networks. It includes 23,538, 23,315, and 23,513 lines as of December 31, 1999, 2000 and 2001, respectively, provided using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2) Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

       Revenues. Operating revenues increased 28.6% from $82.6 million for the year ended December 31, 2000, to $106.2 million for the year ended December 31, 2001. Operating revenues from video services increased 16.8% from $41.8 million for the year ended December 31, 2000 to $48.8 million for the same period in 2001. Operating revenues from voice services increased 28.2% from $34.9 million for the year ended December 31, 2000 to $44.8 million for the same period in 2001. Operating revenue from data and other services increased 116% from $5.8 million for the year ended December 31, 2000 to $12.6 million for the same period in 2001, $11.6 million of which were revenues from data services in 2001. The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 179,223 as of December 31, 2000 to 238,942 as of December 31, 2001. The additional connections resulted primarily from:

o the extension of our broadband networks in the Augusta and Charleston markets;

o the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

o internal growth in connections generated by our sales and marketing efforts.

       Expenses. Our operating expenses, excluding depreciation and amortization, increased 17.9% from $89.7 million for the year ended December 31, 2000 to $105.8 for the year ended December 31, 2001. The cost of services component of operating expenses increased 4.8% from $31.0 million for the year ended December 31, 2000 to $32.5 million for the year ended December 31, 2001. Our selling, operating and administrative expenses increased 24.9% from $58.7 million for the year ended December 31, 2000 to $73.3 million for the year ended December 31, 2001. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

       Our depreciation and amortization increased from $60.7 million for the year ended December 31, 2000 to $79.0 million for the year ended December 31, 2001. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the upgrading of older systems to broadband capabilities; and the purchase of buildings, computers and office equipment. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

       Other Income and Expense, including interest income and interest expense. Our total other expense increased from $36.2 million for the year ended December 31, 2000 to $40.9 million for the year ended December 31, 2001. Interest income was $4.9 million for the year ended December 31, 2000, compared to $2.7 million for the same period in 2001. The decrease in interest income primarily reflects the interest earned from the investment of proceeds received in the Series C preferred stock offering completed in June 2001. We capitalized interest related to the construction of our broadband networks of $2.3 million and $2.4 million for the years ended December 31, 2000 and 2001, respectively. Interest expense increased from $39.7 million for the year ended December 31, 2000, to $42.8 million for the year ended December 31, 2001. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997 by Knology Broadband. Other income (expenses), net decreased from an expense of $1.4 million for the year ended December 31, 2000 to an expenses of $834,000 for the year ended December 31, 2001. The decrease reflects charges taken for obsolescence and changes in technology related to inventory.

       Income Tax Provision. We recorded an income tax benefit of $3.2 million for the year ended December 31, 2000, compared to an income tax expense of $2.8 million for the same period in 2001. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The Company recorded an income tax provision of $2.8 million at December 31, 2001, which includes a $2.3 million reserve recorded against a receivable for an alternative minimum tax ("ATM") credit carry forward. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest in Knology Broadband. Following the spin-off of Knology by ITC Holding, we no longer participate in the tax sharing agreement. Therefore, we no longer receive any payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

       Loss Before Extraordinary Item. We incurred a loss before extraordinary item of $100.9 million for the year ended December 31, 2000, compared to a loss before extraordinary item of $122.2 million for the year ended December 31, 2001.

       Extraordinary Gain on Debt Extinguishment. In September 2001, we repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. In October 2001, the Company repurchased senior discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. These transactions resulted in an extraordinary gain of $31.9 million, consisting of a gain of $32.7 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the notes in October 1997.

       Net Loss Attributable to Common Stockholders. We incurred a net loss of $100.9 million for the year ended December 31, 2000, compared to a net loss of $127.0 million for the year ended December 31, 2001. We expect to have net losses as our business matures.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       Revenues. Operating revenues increased 23.8% from $66.7 million for the year ended December 31, 1999, to $82.6 million for the year ended December 31, 2000. Operating revenues from video services increased 18.9% from $35.2 million for the year ended December 31, 1999 to $41.8 million for the same period in 2000. Operating revenues from voice services increased 21.4% from $28.8 million for the year ended December 31, 1999 to $34.9 million for the same period in 2000. Operating revenue from data and other services increased 109% from $2.8 million for the year ended December 31, 1999 to $5.8 million for the same period in 2000, $5.5 million of which were revenues from data services in 2000. The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 138,713 as of December 31, 1999 to 179,223 as of December 31, 2000. The additional connections resulted primarily from:

o the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

o the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

o internal growth in connections generated by our sales and marketing efforts.

       Expenses. Our operating expenses, excluding depreciation and amortization, increased 23.1% from $72.9 million for the year ended December 31, 1999 to $89.7 million for the year ended December 31, 2000. The cost of services component of operating expenses increased 15.0% from $27.0 million for the year ended December 31, 1999 to $31.0 million for the year ended December 31, 2000. Our selling, operating and administrative expenses increased 27.0% from $46.0 million for the year ended December 31, 1999 to $58.7 million for the year ended December 31, 2000. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

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

       Other Income and Expense, including interest income and interest expense. Our total other expense increased from $32.8 million for the year ended December 31, 1999 to $36.2 million for the year ended December 31, 2000. Interest income was $1.5 million for the year ended December 31, 1999, compared to $4.9 million for the same period in 2000. The increase in interest income primarily reflects the interest earned from the investment of proceeds received in the Series B preferred stock offering completed in February 2000. We capitalized interest related to the construction of our broadband networks of $3.0 million and $2.3 million for the years ended December 31, 1999 and 2000, respectively. Interest expense increased from $34.3 million for the year ended December 31, 1999, to $39.7 million for the year ended December 31, 2000. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997 by Knology Broadband. Other income (expenses), net was $107,000 for the year ended December 31, 1999 and $(1.4) million for the year ended December 31, 2000. The other expenses if $(1.4) million in 2000 reflects charges taken for obsolescence and changes in technology related to inventory.

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

       Net Loss Attributable to Common Stockholders. We incurred a net loss of $58.8 million for the year ended December 31, 1999, compared to a net loss of $100.9 million for the year ended December 31, 2000. We expect to have net losses as our business matures.

Liquidity and Capital Resources

       As of December 31, 2001, we had net working capital of $617,000, compared to a net working capital deficit of $12.9 million as of December 31, 2000. The increase from December 31, 2000 to December 31, 2001 is due to increase in cash from the proceeds of the Series C private equity transactions, a reduction of $12.3 million in accounts payable offset by an increase of $17.1 million in the current portion of notes payable primarily for the maturity of the Wachovia Corporation credit facility.

       Net cash provided by operations totaled $2.2 million and $35.9 million for the years ended December 31, 1999 and 2000, respectively, and net cash used by operations totaled $13.3 million for the year ended December 31, 2001. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

o      depreciation and amortization;

o      extraordinary gain on early extinguishment of debt;

o      loss on disposition of assets;

o      deferred income taxes; and

o      minority interest in subsidiaries' net loss.

       Net cash used for investing activities was $29.3 million, $150.0 million and $89.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Our investing activities for the year ended December 31, 1999 consisted of $87.4 million of capital expenditures partially offset by $60.2 million in proceeds from the sale of short-term investments. Investing activities in 2000 consisted of $146.7 million of capital expenditures and an additional investment in ClearSource of $8.2 million offset by $6.1 million in proceeds from the sale of short-term investments. In 2001 investing activities consisted of $86.7 million of capital expenditures, $1.1 million of organizational and franchise expenditures and an additional investment in ClearSource of $1.1 million.

       We received net cash flow from financing activities of $29.7 million, $126.9 million and $119.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Financing activities in 1999 consisted primarily of $28.6 million of short-term borrowings through our existing credit facility and affiliates, $8.1 million from the issuance of warrants, the contribution of ClearSource and the exercise of options, partially offset by $6.1 million in repayments to affiliates. Financing activities in 2000 consisted primarily of $29.7 million of short-term borrowings through an affiliate, subsequently converted to options to purchase Series A preferred stock, and $100.0 million from an equity private placement of our Series B preferred stock. Financing activities in 2001 consisted of $109.7 million from an equity private placement of our Series C preferred stock, $32.5 million in proceeds from long-term debt facility and $22.8 million for the purchase of affiliate bonds.

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

o      create liens;

o      sell assets; and

o      engage in mergers and consolidations.

       If Knology Broadband fails to comply with these covenants, Knology Broadband's obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts Knology Broadband's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits Knology Broadband and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50.0 million of additional secured indebtedness. Upon a change of control of Knology Broadband, as defined in the indenture, Knology Broadband would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

       In November 1999, we completed an exchange in which we received the Knology Broadband warrants, issued in connection with the senior discount notes in 1997, in exchange for warrants to purchase shares of our Series A preferred stock.

       In September 2001, we repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the repurchase date for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the notes in October 1997. In October 2001, the Company repurchased senior discount notes with a face amount of $5.7 million for approximately $2.5 million in cash.

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

       On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. On November 7, 2001, Knology Broadband, First Union National Bank and First Union Securities, Inc. agreed to amend the credit facility. The credit facility, as amended, allows Knology Broadband to borrow up to the greater of (i) $15.5 million or (ii) three times the annualized consolidated cash flow of Knology Broadband. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The credit facility contains a number of covenants that restrict the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to:

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

       The maximum amount available under the amended credit facility as of December 31, 2001 was approximately $15.5 million. As of December 31, 2001, $15.5 million had been drawn against the credit facility.

       In January 2002, Knology Broadband also entered into a secured intercompany credit facility with Knology, Inc. The secured intercompany credit facility is intended to provide a mechanism for any funding Knology chooses to advance to Knology Broadband; however, the facility does not represent a present commitment from Knology to fund any future cash needs of Knology Broadband. The intercompany credit facility is secured by substantially all of the assets of Knology Broadband and is subordinate to the Wachovia Credit Facility.

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

       In February 2000, we issued to accredited investors in a private placement 21,180,131 shares of our Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of $100.6 million.

       In 2001, we issued to certain of our existing investors and a select group of new accredited investors in a private placement 37,219,563 shares of our Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $111.7 million. In connection with the completion of this private placement, we amended our amended and restated certificate of incorporation to adjust the ratios at which our Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion ratio for each share of Series A preferred stock was adjusted to one-to-1.0371 and the conversion ratio for each share of Series B preferred stock was adjusted to one-to-1.4865, subject to customary anti-dilution adjustments. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, we recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

       On June 29, 2001, Knology through its wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley Telephone entered into a $40 million secured master loan agreement with CoBank, ACB. This master loan agreement allows the Borrowers to make one or more advances in an amount not to exceed $40 million. The loan proceeds may be used to purchase the senior discount notes issued by Knology Broadband and to finance capital expenditures, working capital and for general corporate purposes of the Borrowers. Interest is payable quarterly and will accrue, at the Company's option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the Borrowers to take certain actions, including the ability to:

       -  incur indebtedness;

       -  create liens;

       -  merge or consolidate with any other entity;

       -  make distributions or stock repurchases;

       -  make investments;

       -  engage in transactions with affiliates; and

       -  sell or transfer assets.

       The master loan agreement also includes covenants requiring compliance with certain operating and financial ratios of the Borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The Borrowers are currently in compliance with these covenants, but there can be no assurances that the Borrowers will remain in compliance. Should the Borrowers not be in compliance with the covenants, the Borrowers would be in default and would require a waiver from CoBank In the event CoBank would not provide a waiver, amounts outstanding under the master loan agreement could be payable on demand.

       As of December 31, 2001, we have $32.5 million outstanding under the master loan agreement.

Future Funding

       Our business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of our interactive broadband networks, funding subscriber equipment, maintaining the quality of our networks, and to finance the repayment, extinguishment or repurchase of our debt.

       We have completed the construction of our networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. In 2002, we expect to spend approximately $50.5 million for capital expenditures, of which $13.0 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems; network equipment, including switching and transport equipment; and billing and information systems. We will need to obtain additional financing to complete our 2002 planned capital expenditures.

       Funding to complete the construction of our networks throughout our markets and for our working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. The Company has historically relied on debt and equity financing to meet its funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs, however, there can be no assurance that sufficient debt or equity funding will continue to be available in the future or that it will be available on terms acceptable to the Company. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. Failure to obtain additional funding would also limit our ability continue in business or to expand our business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

       Management is currently in discussions with ITC Telecom Ventures, Inc., a current investor and related party, to negotiate a commitment whereby ITC will commit to purchase, at a price, and on terms and conditions, to be negotiated and agreed to by the parties, up to $19.5 million of debt or equity securities of the Company during the year ended December 31, 2002. The ITC commitment will be contingent upon the successful restructuring of our capital structure, including Knology Broadband's senior discount notes. Although there can be no assurance we will be able to do so, if we are successful in our efforts to restructure our capital structure and are able to enter into the $19.5 million commitment with ITC, the financing obtained through the commitment should allow us to meet our obligations and operate as a going concern through 2002.

       We have received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is currently being contested by the incumbent cable provider. We have spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Due to the uncertainties in the current financial markets, there is a possibility that planned expansion into Nashville and Louisville may be delayed. We also plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If we are not successful in raising additional capital, we will not be able to expand as planned.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if used, are employed as risk management tools and not for trading purposes.

       We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facilities which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facilities. A hypothetical 10% increase in interest rates on our variable rate bank debt for a duration of one year would increase interest expense by an immaterial amount.

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

                                                                                              Term
Name                              Age                       Position                         Expires
----                              ---                       --------                         -------
Rodger L. Johnson .............   54    President, Chief Executive Officer and Director        2002
Robert K. Mills ...............   38    Chief Financial Officer, Vice President and
                                            Treasurer
Felix L. Boccucci, Jr. ........   44    Vice President of Business Development
Anthony J. Palermo, Jr. .......   47    Vice President of Operations and Marketing
Chad S. Wachter ...............   35    Vice President, General Counsel and Secretary
Thomas P. Barrett .............   60    Vice President of Information Technology
Marcus R. Luke, Ph.D. .........   46    Chief Technology Officer
Bret T. McCants ...............   43    Vice President of Network Services


Campbell B. Lanier, III .......   51    Chairman of the Board                                  2002
Richard S. Bodman .............   63    Director                                               2003
Alan A. Burgess(1) ............   66    Director                                               2004
Donald W. Burton(2) ...........   58    Director                                               2004
L. Charles Hilton, Jr.(1) .....   70    Director                                               2003
William Laverack, Jr.(1)(3) ...   44    Director                                               2002
Bret Pearlman(2)(3) ...........   35    Director                                               2002
William H. Scott, III(2) ......   54    Director                                               2004
Donald W. Weber(1)(2) .........   65    Director                                               2002


-------
(1) Member of the audit committee.
(2) Member of the compensation and stock option committee.
(3) Elected by holders of Series B preferred stock and serving a one-year term.

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

       Robert K. Mills has served as Chief Financial Officer, Vice President and Treasurer since November 1999. He worked for ITC Holding from September to November 1999 as Vice President of Corporate Development. From 1994 to September 1999, Mr. Mills served as Vice President--Treasurer and Strategic Planning of Powertel, Inc., which was a provider of wireless communications services. Mr. Mills is a CPA and from 1987 to 1994 practiced accounting at Arthur Andersen LLP.

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

       Anthony J. Palermo, Jr. has served as Vice President of Operations and Marketing since July 1999. Prior to joining Knology, Mr. Palermo served as a consultant to Nokia and Optima Technologies from November 1998 through July 1999. From November 1995 to November 1998, Mr. Palermo was employed at Communications Central, Inc., where he served as Vice President of Sales, Marketing, and Operations. Prior to Communications Central, Inc., spent six years at Brock Control Systems as Vice President of Operations and Chief Operating Officer. Mr. Palermo has also spent eleven years in the communications industry with AT&T Long Lines and RCA-Cylix.

         Chad S. Wachter has served as Vice President since October 1999 and as General Counsel and Secretary since August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., which was a provider of wireless communications services. From May 1990 until April 1997, Mr. Wachter was an associate and then a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

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

       Bret T. McCants has served as Vice President of Network Services since April 1997. Prior to joining Knology, Mr. McCants was a co-founder of CSW Communications. From January 1996 to April 1997 he served as CSW Communications, Director of Operations, and from 1994 to 1996, he participated in the development and managed the deployment of voice, data and interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, Mr. McCants served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994, and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants held several positions in the Sales, Marketing and Engineering at Central Power and Light Company.

       Campbell B. Lanier, III has been one of our directors since November 1995 and has served as our Chairman of the Board since September 1998. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since the company's inception in May 1989. In addition, Mr. Lanier is also an officer and director of several ITC Holding subsidiaries. Mr. Lanier also is a Vice-Chairman of the Board and a director of ITC/\DeltaCom, Inc which provides wholesale and retail telecommunications services and a director of AirTuit and eCompanyStore. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997.

       Richard S. Bodman has been one of our directors since June 1996.
Mr. Bodman was elected to Knology's board of directors pursuant to a stockholders agreement under which AT&T Venture Fund I, L.P. had the right to elect one director to Knology's board. This stockholders agreement has terminated. Mr. Bodman is currently the Managing General Partner of VMS, Inc, managers of AT&T Ventures. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of Internet Security Systems, Inc. and Tyco International Inc.

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

       Donald W. Burton has been one of our directors since January 1996.
Since December 1983, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since October 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the board of directors of several companies related to ITC Holding companies, including ITC Holding and ITC/\DeltaCom, Inc. He is a director of the Heritage Group of Mutual Funds and several private companies.

       L. Charles Hilton, Jr. has been one of our directors since Knology acquired the beach cable system in Panama City, Florida in December 1997. Mr. Hilton was the founder and sole stockholder of Beach Cable, Inc., and served as its Chief Executive Officer from 1991 to December 1997. Since 1958, Mr. Hilton has served as Chairman and Chief Executive Officer of Golf Asphalt Corporation a general construction firm. Mr. Hilton has been a partner in the law firm of Hilton, Hilton, Kolk & Roesch since 1984, and currently serves as Chief Executive Officer of Hilton, Inc., a family corporation which owns and operates various commercial buildings in Bay County, Florida.

       William Laverack, Jr. has been one of our directors since August 2000. Mr. Laverack is a Partner of Whitney & Co., LLC. which he joined in 1993. Prior to joining Whitny in 1993, Mr. Laverack was with Gleacher & Co. as a Managing Director, with Morgan Stanley & Co. as a Principal in the Merchant Banking Department, and with J.P. Morgan & Co. as a corporate lending officer. Mr. Laverack is a director of Informio, Inc., NuVox Communications, Inc., HOB Entertainment, Inc., NeuroMetrix, Inc., Aramiska, R.V. and Aqua-Chem, Inc. Mr. Laverack was elected to our board by the holders of our Series B preferred stock, as provided in our amended and restated certificate of incorporation, and was nominated by J. H. Whitney IV,

L.P. pursuant to our stockholders agreement which provides that J. H. Whitney IV, L.P. has the right to nominate a director to our board so long as it continues to own at least 45.0% of its original investment in our capital stock.

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

       William H. Scott, III, has been one of our directors since November
1995. He has served as President of ITC Holding since December 1991 and has been a director of ITC Holding since May 1989. He also is an officer and director of several ITC Holding subsidiaries. In addition, Mr. Scott is a director of ITC/\DeltaCom.

       Donald W. Weber has been a director since August 1998. Since 1997,
Mr. Weber has been a consultant and private investor. Since 1995, Mr. Weber served as President and Chief Executive Officer of ViewStar Entertainment Services, Inc., a digital satellite service company. From 1987 to 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, and served as a director of Contel Corporation, a telecommunications company. Currently, Mr. Weber serves as director of Matria Healthcare, Inc., a disease management services provider.

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

       The members of the audit committee are Messrs. Burgess, Hilton, Weber and Laverack.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Based solely on review of the copies of reporting forms furnished to the Company, or written representations that no forms were required, the Company believes that during the year ended December 31, 2001, all required events of its officers, directors and 10% stockholders to the Securities and Exchange Commission of their ownership and changes in ownership of Shares (as required pursuant to Section 16(a) of the Securities Exchange Act of 1934) have been filed.

ITEM 11. EXECUTIVE COMPENSATION

       Our executive officers were appointed in October and November 1999. However, as most of our executive officers were executive officers of Knology Broadband immediately prior to our formation, we have set forth below the compensation received by our executive officers from Knology and Knology Broadband for the fiscal years ended December 31, 1999, 2000 and 2001.

       The following table provides compensation information for our chief executive officer and the four most highly compensated other executive officers whose total annual salary and bonus exceed $100,000. We will use the term "named executive officers" to refer to these people later in this Annual Report.

                           Summary Compensation Table

                                                                                             Long-Term
                                                            Annual Compensation          Compensation Awards
                                                            -------------------          -------------------
                                                                                               Securities
                                                                                               Underlying        All Other
                 Name and Title                     Year(1)       Salary          Bonus        Options(2)     Compensation(3)
                 --------------                     -------       ------          -----        ----------     ---------------
Rodger L. Johnson ..............................     2001        $236,764       $101,026          397,577          $13,419
    President & Chief                                2000         205,638        144,779           32,368           12,693
     Executive Officer                               1999         139,617             --        2,000,000            3,181

Anthony J. Palermo .............................     2001         186,449         53,907           79,962            9,561
    Vice President of                                2000         154,675         86,634            6,316            9,772
     Operations and Marketing                        1999          66,348         15,100          400,000            3,934

Patrick T. Barrett .............................     2001         168,692         49,304           79,321           14,858
    Vice President of                                2000         153,117         65,216            3,528           11,908
     Information Technology                          1999          26,070             --          400,000            2,072

Bret T. McCants ................................     2001         155,688         44,866           54,452           10,002
    Vice President of Network                        2000         124,986         54,282            8,842            9,759
     Construction and Maintenance                    1999         115,962         25,198           94,824            4,308

Robert K. Mills ................................     2001         139,087         40,846           77,137            5,694
    Vice President, Chief                            2000         156,773         32,973          201,825            2,116
     Financial Officer & Treasurer                   1999           3,888             --          200,000                3

-------
(1) As noted above, all of the named executive officers were initially employed by Knology Broadband. The summary compensation table reflects the compensation earned from both Knology Broadband and Knology.

(2)  All options are exercisable for shares of our common stock.

(3) For fiscal year 2001, includes premiums on term life insurance ($3,369, $1,755, $6,954, $950 and $443 for Johnson, Palermo, Barrett, McCants and Mills, respectively) and employer matching contributions to our 401(k) plan ($5,250, $3,006, $3,104, $4,252 and $5,250 for Johnson, Palermo, Barrett,
     McCants and Mills, respectively). For fiscal year 2000, includes premiums on term life insurance ($2,643, $1,437, $4,067, $746 and $260 for Johnson, Palermo, Barrett, McCants and Mills, respectively) and employer matching contributions to our 401(k) plan ($5,250, $3,535, $3,041, $4,212 and $1,856 for Johnson, Palermo, Barrett, McCants and Mills, respectively).

Option Grants in Last Fiscal Year

The following table contains information about option awards made to the named executive officers during 2001.

                                       Individual Grants
                                       -----------------                                              Potential Realizable Value
                                  Number of      Percent of                                             at Assumed Annual Rates
                                  Securities    Total Options                                         of Stock Price Appreciation
                                  Underlying     Granted to                                               for Option Term(2)
                                   Options      Employees in        Exercise                              ------------------
             Name                 Granted(1)     Fiscal 2001         Price        Expiration Date         5%             10%
             ----                 ----------     -----------         -----        ---------------         --             ---
Rodger L. Johnson ..............   329,244          20.5%              $3.00       May 16, 2011       $ 621,179     $1,574,190
                                    68,333           4.3%               3.00       May 18, 2011         128,923        326,716
Robert K. Mills ................    65,096           4.1%               3.00       May 16, 2011         122,816        311,239
                                    12,041           0.8%               3.00       May 18, 2011          22,718         57,571
Anthony J. Palermo .............    65,824           4.1%               3.00       May 16, 2011         124,189        314,720
                                    14,138           0.9%               3.00       May 18, 2011          26,674         67,597
Patrick T. Barrett .............    65,312           4.1%               3.00       May 16, 2011         123,223        312,272
                                    14,009           0.9%               3.00       May 18, 2011          26,431         66,980
Bret T. McCants ................    43,038           2.7%               3.00       May 16, 2011          81,199        205,774
                                    11,414           0.7%               3.00       May 18, 2011          34,242         54,573

-------
(1) Options generally vest over five years unless such person's employment is terminated, in which case options that have not vested at that time will terminate.

(2) Values shown are the result of calculation at assumed 5% and 10% appreciation rates called for by the SEC and are not intended to forecast possible future appreciation in the market price of our common stock.

Option Exercises and Fiscal Year-End Values

       The following table sets forth the number of shares covered by both exercisable and unexercisable options as of December 31, 2001 and the year-end value of exercisable options as of December 31, 2001 for the named executive officers.


                                                                    Number of Securities
                                                                   Underlying Unexercised             Value of Unexercised
                                    Shares                               Options at                  In-The-Money Options at
                                   Acquired                           December 31, 2001               December 31, 2001(1)
                                      On           Value           ----------------------            -----------------------
             Name                  Exercise      Realized        Exercisable       Unexercisable     Exercisable    Unexercisable
             ----                  --------      ---------       -----------       -------------     -----------    -------------
Rodger L. Johnson ..............      -              -           1,263,091           1,166,854       $ 213,350      $ 126,650
Robert K. Mills ................      -              -             200,456             278,506          17,000         17,000
Anthony J. Palermo .............      -              -             201,579             284,699          34,000         34,000
Patrick Barrett ................      -              -             200,789             281,690          34,000         34,000
Bret T. McCants ................      -              -             215,328             104,790         110,690          7,430

-------
(1) The value of the unexercised in-the-money options as of December 31, 2001 was calculated using a market price of $3.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information as of January 31, 2002 regarding beneficial ownership of our voting capital stock by:

       - each person known by us to beneficially own more than 5% of our outstanding voting capital stock,

       - each of our named executive officers,

       - each of our directors, and

       - all of our directors and executive officers as a group.

       Unless otherwise indicated, the address of each of the named individuals is c/o Knology, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.



                                     SERIES A PREFERRED             SERIES B PREFERRED           SERIES C PREFERRED
                                  ---------------------------------------------------------------------------------------
                                       (1)                         (1)                           (1)
                                   AMOUNT AND        (2)        AMOUNT AND       (2)         AMOUNT AND        (2)
                                    NATURE OF      PERCENT      NATURE OF       PERCENT       NATURE OF      PERCENT
 NAME AND ADDRESS OF               BENEFICIAL      OF SERIES    BENEFICIAL     OF SERIES      BENEFICIAL     OF SERIES
 BENEFICIAL OWNER (1)               OWNERSHIP       STOCK       OWNERSHIP       STOCK         OWNERSHIP       STOCK
-------------------------------------------------------------------------------------------------------------------------
5% SHAREHOLDERS
 SCANA Communications, Inc (4)      7,234,271       14.2%               -          -          8,333,333        22.4%
 AT&T Ventures Fund (5)             4,267,800        8.4%         421,052         2.0%                -          -
 J. H. Whitney (6)                          -         -         8,421,053        39.8%        3,333,333        9.0%
 The Blackstone Group (7)                   -         -         6,315,789        29.8%        2,666,667        7.2%
 South Atlantic Private Equity
   Funds (8)                        3,356,443        6.6%       1,578,947         7.5%          666,667        1.8%
 American Water Works, Inc. (9)     3,820,943        7.5%               -          -                  -          -
 First Union Capital Partners
   2001, L.L.C. (10)                        -         -         2,105,263         9.9%          333,333          *
 PNC Venture Corporation (11)               -         -                 -          -          3,333,333        9.0%
 ITC Telecom Ventures, Inc. (12)            -         -                 -          -          8,333,333        22.4%
 William E. Morrow (13)                13,527         *                 -          -                  -          -
 Peggy Warner                               -         -                 -          -                  -          -
 Felix K. Boccucci, Jr. (14)              352         *             4,200          *                  -          -
 Marcus R. Luke (15)                   26,898         *             1,600          *                  -          -
 O. Gene Gabbard (16)                 299,806         *                 -          -                  -          -
 Chad S. Whacter (17)                       -         -            10,500          *                  -          -


EXECUTIVE OFFICERS

 Rodger L. Johnson (18)                     -         -            10,000          *                  -          -
 Robert K. Mills (19)                   3,929         *             3,200          *                  -          -
 Anthony J. Palermo (20)                    -         -            10,000          *                  -          -
 Thomas P. Barrett (21)                     -         -                 -          -                  -          -
 Bret T. McCants (22)                   5,454         *                 -          -                  -          -


DIRECTORS

 Campbell B. Lanier (23)            9,323,399       18.2%               -          -            333,333          *
 Richard Bodman (5) (24)            4,267,800        8.4%         185,684          *                  -          -
 Alan A. Burgess (25)                       -         -                 -          -                  -          -
 Donald W. Burton (7) (26)          3,575,831        7.0%       1,789,473         8.4%        1,333,334        3.6%
 L. Charles Hilton, Jr. (27)          377,197         *                 -          -                  -          -
 Bret Pearlman (8)                          -         -         6,315,789        29.8%        2,666,667        7.2%
 William H. Laverack, Jr. (6)               -         -         8,421,053        39.8%        3,333,333        9.0%
 William H. Scott III (28)          1,236,933        2.4%               -          -                  -          -
 Donald W. Weber (29)                  97,638         *                 -          -                  -          -
    All Named Executive Officers
    and Directors as a Group
    (14 persons)
                                   18,888,181       36.8%      16,735,199        79.0%        7,666,667        20.6%

* Less than 1%



                                                         COMMON                   AS CONVERTED (3)
                                              --------------------------------------------------------------
                                                     (1)                          (1)
                                                 AMOUNT AND        (2)         AMOUNT AND          (2)
                                                 NATURE OF       PERCENT       NATURE OF         PERCENT
 NAME AND ADDRESS OF                             BENEFICIAL     OF SERIES      BENEFICIAL       OF SERIES
 BENEFICIAL OWNER (1)                            OWNERSHIP       STOCK         OWNERSHIP          STOCK
------------------------------------------------------------------------------------------------------------
5% SHAREHOLDERS
 SCANA Communications, Inc (4)                          -           -          15,835,996         13.0%
 AT&T Ventures Fund (5)                                 -           -           5,052,029          4.1%
 J. H. Whitney (6)                                      -           -          15,851,229         13.0%
 The Blackstone Group (7)                               -           -          12,055,087          9.9%
 South Atlantic Private Equity
   Funds (8)                                            -           -           6,494,739          5.3%
 American Water Works, Inc. (9)                         -           -           3,962,700          3.2%
 First Union Capital Partners
   2001, L.L.C. (10)                                    -           -           3,462,807          2.8%
 PNC Venture Corporation (11)                           -           -           3,333,333          2.7%
 ITC Telecom Ventures, Inc. (12)                        -           -           8,333,333          6.8%
 William E. Morrow (13)                           345,000         68.7%           359,029           *
 Peggy Warner                                           -           -                   -           -
 Felix K. Boccucci, Jr. (14)                      118,776         19.1%           244,160           *
 Marcus R. Luke (15)                              135,436         21.4%           310,730           *
 O. Gene Gabbard (16)                             180,000         26.4%           736,458           *
 Chad S. Whacter (17)                             121,501         19.5%           258,610           *


EXECUTIVE OFFICERS

 Rodger L. Johnson (18)                         1,263,091         71.5%         2,541,047          2.1%
 Robert K. Mills (19)                             200,456         28.5%           409,744           *
 Anthony J. Palermo (20)                          201,579         28.6%           418,023           *
 Thomas P. Barrett (21)                           200,789         28.6%           401,578           *
 Bret T. McCants (22)                             215,328         30.0%           436,312           *


DIRECTORS

 Campbell B. Lanier (23)                           31,500         5.9%         10,168,896          8.3%
 Richard Bodman (5) (24)                           31,500         5.9%          4,765,155          3.9%
 Alan A. Burgess (25)                              31,500         5.9%             63,000           *
 Donald W. Burton (7) (26)                         31,500         5.9%          7,819,087          6.4%
 L. Charles Hilton, Jr. (27)                       31,500         5.9%            454,191           *
 Bret Pearlman (8)                                      -           -          12,055,087          9.9%
 William H. Laverack, Jr. (6)                           -           -          15,851,229         13.0%
 William H. Scott III (28)                         31,500         5.9%          1,417,902          1.2%
 Donald W. Weber (29)                              31,500         5.9%            181,242           *
    All Named Executive Officers
    and Directors as a Group
    (14 persons)
                                                2,301,743         68.6%        56,982,492         45.5%

* Less than 1%

*     Less than 1%

(1) A person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from January 31, 2002. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.
(2) For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days from January 31, 2002 were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.
(3) "As converted" amounts assume that the shares of Series A preferred stock, Series B preferred stock and Series C preferred stock are converted to common stock. Each share of Series A preferred stock converts into 1.0371 shares of common stock; each shares of Series B preferred stock converts into 1.4865 shares of common stock; and each share of Series C preferred stock converts into one share of common stock.
(4) The address of SCANA Communications Holdings, Inc. is 200 West Ninth Street Plaza, Suite 600 Wilmington, Delaware 19801.
(5) The address of each of the AT&T venture funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815. Includes 325,800 shares of Series A preferred stock and 20,632 shares of Series B preferred stock held by Venture Fund I, L.P., of which Venture Management I, a general partnership, is the general partner, of which Mr. Bodman is the managing general partner; 2,931,600 shares of Series A preferred stock and 185,684 shares of Series B preferred stock held by AT&T Venture Fund II, L.P., of which Venture Management, L.L.C. is the general partner, of which Mr. Bodman is a manager; 153,600 shares of Series A preferred stock and 32,677 shares of Series B preferred stock held by Special Partners Fund, L.P., of which Venture Management III, L.L.C. is the general partner, of which Mr. Bodman is a manager; and 856,800 shares of Series A preferred stock and 182,059 shares of Series B preferred stock held by Special Partners Fund International, L.P., of which the investment general partner is Venture Management III, L.L.C., of which Mr. Bodman is a manager. Each of the respective AT&T venture funds has sole voting and investment power with respect to the shares beneficially owned by such fund.
(6) The address of J. H. Whitney IV, L.P. is 177 Broad Street, Stamford, CT 06901. The general partner of J. H. Whitney IV, L.P. is J. H. Whitney Equity Partners IV, LLC, of which William Laverack, Jr. is the managing member.
(7) The address of Blackstone Management Associates III L.L.C. is 345 Park Avenue, 31st Floor, New York, New York 10154. Includes 5,029,244 shares of Series B preferred stock and 2,123,459 shares of Series C preferred stock held by Blackstone CCC Capital Partners L.P., 907,598 shares of Series B preferred stock and 383,208 shares of Series C preferred stock held by Blackstone CCC Offshore Capital Partners L.P. and 378,947 shares of Series B preferred stock and 160,000 shares of Series C preferred stock held by Blackstone Family Investment Partnership III L.P., for each of which Blackstone Management Associates III L.L.C. is the general partner and of which Bret Pearlman is a member.
(8) The address of each entity comprising South Atlantic is 614 West Bay Street, Tampa, Florida 33606. Includes 1,685,251 shares of Series A preferred stock held by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 592,268 shares of Series A preferred stock, 663,158 shares of Series B preferred stock and 280,000 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV, Limited Partnership, of which Mr. Burton is a general partner; and 872,250 shares of Series A preferred stock, 915,789 shares of Series B preferred stock and 386,667 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV (QP), Limited Partnership, of which Mr. Burton is a general partner; and 206,674 shares of Series A preferred stock held by South Atlantic Venture Fund II, of which Mr. Burton is a general partner. Each of the respective South Atlantic funds has sole voting and investment power with respect to the shares beneficially owned by such fund.
(9)  The address of American Water Works Company, Inc. is 1025 Laurel Oak Road,
     P. O. Box 1770, Voorhees, NJ 08043.
(10) The address of First Union Capital Partners 2001, L.L.C. is 301 South College Street, NC0732, Charlotte, NC 28288-0732.
(11) The address of PNC Venture Corporation is 3150 CNG Tower, Pittsburgh, PA 15222.
(12) The address of ITC Telecom Ventures, Inc. is 3300 20th Avenue, Valley, AL 36854.
(13) The address of Mr. William E. Morrow is 401 Carlson Circle, San Marcos TX 78666.
(14) Includes 118,776 shares of common stock issuable under options and 218 shares of Series A preferred stock owned by his wife.
(15) Includes 13,098 shares of Series A preferred stock issuable under options and 131,436 shares of common stock issuable under options.
(16) The address of Mr. Gabbard is 102 Marseille Place, Cary, NC 27511. Includes 63,185 shares of Series A preferred stock issuable under options and 180,000 shares of common stock issuable under options.
(17) Includes 121,501 shares of common stock issuable under options.

(18) Includes 1,263,091 shares of common stock issuable under options.
(19) Includes 200,456 shares of common stock issuable under options.
(20) Includes 201,579 shares of common stock issuable under options.
(21) Includes 200,789 shares of common stock issuable under options.
(22) Includes 215,328 shares of common stock issuable under options.
(23) Includes 121,958 shares of Series A preferred stock held by the Jane Lowery Zachry Hyatt Lanier Trust, of which Mr. C. Lanier, III is trustee; 136,419 shares of Series A preferred stock held by The Campbell B. Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. C. Lanier, III is trustee; 56,759 shares of Series A preferred stock held by the Lanier Family Foundation, of which Mr. C. Lanier, III is co-trustee; and 392 shares of Series A preferred stock held by Mr. C. Lanier, III's wife. Also includes 99,572 shares of Series A preferred stock issuable under options and 31,500 shares of common stock issuable under options.
(24) Includes 31,500 shares of common stock issuable under options.
(25) Includes 31,500 shares of common stock issuable under options.
(26) The address of Mr. Burton and of each entity comprising South Atlantic is 614 West Bay Street, Tampa, Florida 33606. Includes 117,784 shares of Series A preferred stock, 52,631 shares of Series B preferred stock and 133,333 shares of Series C preferred stock held by The Burton Partnership, Limited Partnership, of which Mr. Burton is the sole general partner; 157,895 shares of Series B preferred stock and 533,334 shares of Series C preferred stock held by The Burton Partnership (QP), Limited Partnership, of which Mr. Burton is the sole general partner; 1,685,251 shares of Series A preferred stock held by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 592,268 shares of Series A preferred stock, 663,158 shares of Series B preferred stock and 280,000 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV, Limited Partnership, of which Mr. Burton is a general partner; and 872,250 shares of Series A preferred stock, 915,789 shares of Series B preferred stock and 386,667 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV (QP), Limited Partnership, of which Mr. Burton is a general partner; and 206,674 shares of Series A preferred stock held by South Atlantic Venture Fund II, of which Mr. Burton is a general partner. Each of the respective South Atlantic funds has sole voting and investment power with respect to the shares beneficially owned by such fund. Also includes 49,336 shares of Series A preferred stock held by four Burton Family trusts of which Mr. Burton is trustee. Includes 52,268 shares of Series A preferred stock issuable under options and 31,500 shares of common stock issuable under options.
(27) Includes 31,500 shares of common stock issuable under options.
(28) Includes 44,857 shares of Series A preferred stock held by The Martha J. Scott, Trustee FBO Mary Martha Scott U/A 6/26/91 Trust, of which Mr. Scott's wife is trustee; 87,322 shares of Series A preferred stock held by The Melissa H. Lanier 1997 GST Trust, of which Mr. Scott is trustee; 161,149 shares of Series A preferred stock held by The Campbell B. Lanier, III Charitable Remainder Trust; 129,305 shares of Series A preferred stock held by the William H. Scott III 2000 Annuity Trust; 44,813 shares of Series A preferred stock held by the Margaret Scott Rollison, Trustee FBO John Davis Scott U/A 4/26/91; 44,813 shares of Series A preferred stock held by the Margaret Scott Rollison, Trustee FBO Mary Martha Scott U/A 4/26/91; and 2,510 shares of Series A preferred stock held by Martha Jernigan Scott. Also includes 69,500 shares of Series A preferred stock issuable under options and 31,500 shares of common stock issuable under options.
(29) Includes 81,264 shares of Series A preferred stock held by Turtlecreek Limited Partnership, of which Mr. Weber is the sole general partner. Includes 16,374 shares of Series A preferred stock issuable under options and 31,500 shares of common stock issuable under options.

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

       ITC Holding is a diversified telecommunications company that owns interests in many companies that have businesses similar to ours. Because of our relationship with ITC Holding, we are affiliated with certain of these companies. Some of them, such as ITC/\DeltaCom provide us with and/or receive from us, services and products. We have described the nature and amount of the business that we do with affiliated companies in greater detail below.

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

Transactions with ITC Companies

       Certain of our directors and officers hold or held the following positions with companies that are affiliated with us:

o Campbell B. Lanier, III, who serves as the chairman of our board of directors, also serves as chairman of the board and chief executive officer of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC/\DeltaCom.

o William H. Scott, III, one of our directors, serves as president, chief operating officer and a director of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC/\DeltaCom.

o Donald W. Burton, one of our directors, is a director of ITC Holding and ITC/\DeltaCom.

o Felix L. Boccucci, our Vice President of Business Development, served as an executive officer of ITC Holding prior to October 1997.

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

       ITC/\DeltaCom provides us with voice and data transport and related services and leases capacity to us on certain of its fiber routes. In 1999, 2000 and 2001, we paid $1.8 million, $1.9 million and $3.5 million, respectively, for these services. We received these services from ITC/\DeltaCom pursuant to an agreement that expires in April 2002. During those years, our company provided ITC/\DeltaCom with local and long-distance telephone, programming and other services for which we received $698,332, $729,780 and $328,003, respectively. As of December 31, 2001, Mr. Lanier owned approximately 10% of ITC/\DeltaCom. Messrs. Lanier and Scott serve as executive officers and directors of ITC/\DeltaCom and Mr. Burton serves as a director of ITC/\DeltaCom.

       We provided services to InterCall, our parent company prior to the spin-off and a wholly owned subsidiary of ITC Holding, in 1999, 2000 and 2001 for which we received $983,000, $1.1 million and $1.4 million, respectively. We provide these services to InterCall pursuant to an agreement which expires in July 2004.

         We lease pole space from South Carolina Electric & Gas Co., an affiliate of SCANA Communications Holdings which is one of our stockholders and was a principal investor in Knology Broadband in the past, as discussed below. We lease this pole space pursuant to an annual pole attachment agreement. In 2001, we paid $188,380 under this agreement. In 1998, we purchased fiber-optic cables from SCANA Communications for a total purchase price of $306,530.

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

       ITC Holding occasionally provides us with certain administrative services, such as legal and tax-planning services. The costs of these services are charged to us based primarily on the salaries and related expenses of the ITC Holding executives who provide these services and an estimate of their time spent on our projects. For the year ended December 31, 2001, Knology Broadband recorded $130,900 in selling, operations, administrative and rent expenses related to these services. We believe that the methodology used to calculate the amounts charged was reasonable.

       Our insurance provider is J. Smith Lanier & Co. Campbell B. Lanier, III's brother and uncle are principal owners of this insurance placement company, both of whom, as stockholders in ITC Holding, received shares of our Series A preferred stock in the spin-off. In 1999, 2000 and 2001, this company charged us $977,000, $1.2 million and $1.2 million, respectively, for insurance services.

       We leased office space in 1998 and part of 1999 to ITC/\DeltaCom, for which we received $122,000 and $40,000, respectively, in lease payments.

       In 1998, our subsidiary Interstate Telephone paid $1.4 million in dividends to ITC Holding, and in 1999, paid $1.7 million.

       Effective August 1998, upon the acquisition by ITC Holding of its majority interest in Knology Broadband, we participated in a tax sharing agreement with ITC Holding. The tax sharing agreement allowed ITC Holding to include our results in a consolidated federal income tax return. Based upon our taxable losses being included in the consolidated tax return, we recorded income tax benefits for $5,600 and $19,700 for the years ended December 31, 1998 and 1999, respectively. Upon completion of our spin-off from ITC Holding in February 2000, this tax-sharing agreement was terminated.

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

                Report of Independent Public Accountants.

                Consolidated Balance Sheets as of December 31, 2000 and 2001.

                Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.

                Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

                Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 1999, 2000 and 2001.

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

         (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

   EXHIBIT
    NUMBER                              EXHIBIT DESCRIPTION
   -------                              -------------------
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

     3.1.2 Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc.

     3.2 Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

     4.1 Indenture dated as of October 22, 1997 between Knology Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

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

    10.1.1 Amendment No.1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.'s Current Report on Form 8-K filed January 26, 2001).

    10.1.2 Joinder Agreement, dated as of January 12, 2001, by and among Knology, Inc. and the stockholders thereof who are signatories thereto (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.'s Current Report on Form 8-K filed January 26,
              2001).

    10.2 Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Incorporated herein by reference to Exhibit 10.5 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.3 Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.4 Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.5 Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.6 Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339))

    10.7 Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.8 Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.9 Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.10 Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.11 Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.12 Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.13     Resolution No. 97-22 (Panama City Beach, Florida) dated
              December 3, 1997 (Incorporated herein by reference to Exhibit
              10.49 to Knology Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

    10.14 Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

    10.15 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

    10.16 Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit
              10.31 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.17     Ordinance No. 1998-47 (North Charleston, South Carolina) dated
              May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.18 Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.19 Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.20 Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.21* Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc.

    10.22 Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.23 Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.24 Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.25 License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.26 Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.27 Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.28 Interconnection Agreement, effective September 9, 2000 among BellSouth Telecommunications, Inc., Knology of Alabama, Inc., Knology of Florida, Inc., Knology of Georgia, Inc., Knology of Kentucky, Inc., Knology of North Carolina, Inc., Knology of South Carolina, Inc., and Knology of Tennessee, Inc. (Incorporated herein by reference to Exhibit 10.28 to Knology, Inc.'s Annual Report on Form 10K for the year ended December 31, 2000).

    10.29 Carrier Services Agreement dated July 16, 2001 between Business Telecom, Inc. And Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.30 Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.31 Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.32     Credit Facility Agreement between First Union National Bank,
              First Union Capital Markets Corp. and Knology Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit
              10.53 to Knology Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    10.32.1 First Amendment to Credit Facility Agreement, dated as of July 8, 1999 (Incorporated herein by reference to Exhibit 10.4.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

    10.32.2 Second Amendment to Credit Facility Agreement, dated as of November 24, 1999 (Incorporated herein by reference to Exhibit
              10.4.2 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

    10.32.3   Third Amendment to Credit Facility Agreement, dated as of
              March 31, 2000 (Incorporated herein by reference to Exhibit 10.4.3 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

    10.32.4 Fourth Amendment to Credit Facility Agreement, dated as of September 30, 2000 (Incorporated herein by reference to Exhibit
              10.4.4 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

    10.32.5   Fifth Amendment to Credit Facility Agreement, dated as of
              March 31, 2001 (Incorporated herein by reference to Exhibit 10.4.5 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

    10.32.6 Sixth Amendment to Credit Facility Agreement, dated as of November 7, 2001 (Incorporated herein by reference to Exhibit
              10.3.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.32.7 Seventh Amendment to Credit Facility Agreement, dated as of January 7, 2002.

    10.33 Tax Separation Agreement between ITC Holding and Knology, Inc. (Incorporated herein by reference for Exhibit 10.59 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.34 Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.35 Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.36 Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.37 1995 Knology Holdings, Inc. Stock Option Plan, assumed by Knology, Inc. as of November 23, 1999 (Incorporated herein by reference to Exhibit 10.63 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.38 Knology, Inc. Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.64 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.39 Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to
              Exhibit 10.65 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.40 Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.41     Knology, Inc. Spin-Off Plan (Incorporated  herein by reference to
              Exhibit 10.71 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.42 Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

    10.46 Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.47 On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.48 Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.49 Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.50 Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.51 Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.52 Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

    10.53 Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1999).

    10.54 Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1999).

    10.55 Series C Preferred Stock Purchase Agreement, dated as of January 12, 2001, by and among Knology, Inc. and each of those persons and entities whose names are set forth on Exhibit A thereto (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.'s Current Report on Form 8-K filed January 26,
              2001).

    10.55 Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.1   First Supplement to the Master Loan Agreement, dated as of
              June 29, 2001, by and between CoBank, ACB and Globe
              Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit
              10.1.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.2   Promissory Note, dated June 29, 2001, made by Globe
              Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.2 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.3 Stock Pledge Agreement, dated as of June 29, 2001, by and between Globe Telecommunications, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.4 Security Agreement, dated as of June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.4 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.5 Security Agreement, dated as of June 29, 2001, made by ITC Globe, Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.5 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.6 Continuing Guaranty, dated as of June 29, 2001 by ITC Globe, Inc. for the benefit of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.6 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.55.7 Stock Pledge Agreement, dated as of June 29, 2001, by and between Knology, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.7 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

    10.56 Subordinated Intercompany Credit Agreement Promissory Note, dated January 1, 2002 made by KNOLOGY Broadband, Inc. in favor of KNOLOGY, Inc.

    10.56.1 Intercompany Loan Guaranty, dated as of January 1, 2002, executed by KNOLOGY of Columbus, Inc., KNOLOGY of Montgomery, Inc., KNOLOGY of Panama City, Inc., KNOLOGY of Augusta, Inc., KNOLOGY of Charleston, Inc, KNOLOGY of South Carolina, Inc., KNOLOGY of Alabama, and KNOLOGY of Florida, Inc., KNOLOGY of Huntsville, Inc., and KNOLOGY Broadband, Inc., as Guarantors in favor of KNOLOGY, Inc.

    10.56.2   Security Agreement, dated as of January 1, 2002, made by
              KNOLOGY Broadband, Inc., and certain undersigned Subsidiaries of KNOLOGY Broadband, Inc. in favor of KNOLOGY, Inc.

    10.56.3 Pledge Agreement, dated as of January 1, 2002, made by KNOLOGY Broadband, Inc., in favor of KNOLOGY, Inc.

    21.1      Subsidiaries of Knology, Inc.

    23.1      Consent of Arthur Andersen LLP

    99.1      Letter from Knology, Inc. to the SEC regarding Arthur Andersen LLP

     * Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the Confidentiality Request. Such omitted information has been filed separately with the commission.

       (b) REPORTS ON FORM 8-K.

       On March 11, 2002 Knology filed a current report on form 8-K reporting it 2001 fourth quarter and year-end results.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March, 2002.

                              KNOLOGY, INC.

                              By:   /s/ Rodger L. Johnson
                              --------------------------------
                              Rodger L. Johnson
                              President and Chief
                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


              SIGNATURE                                           TITLE                       DATE
              ---------                                           -----                       ----
By:   /s/ Campbell B. Lanier, III       Chairman of the Board and Director               March 27, 2002
---------------------------------------
Campbell B. Lanier, III

By:   /s/ Rodger L. Johnson             President, Chief Executive Officer               March 27, 2002
--------------------------------------- and Director (Principal executive officer)
Rodger L. Johnson

By:   /s/ Robert K. Mills               Chief Financial Officer, Vice President          March 27, 2002
--------------------------------------- and Treasurer (Principal financial officer
Robert K. Mills                         and principal accounting officer)


By:   /s/ Donald W. Burton              Director                                         March 27, 2002
---------------------------------------
Donald W. Burton

By:   /s/ William H. Scott, III         Director                                         March 27, 2002
---------------------------------------
William H. Scott, III

By:   /s/ Donald W. Weber               Director                                         March 27, 2002
---------------------------------------
Donald W. Weber

By:   /s/ Richrd Bodman                 Director                                         March 27, 2002
---------------------------------------
Richard Bodman

By:   /s/ L. Charles Hilton, Jr.        Director                                         March 27, 2002
---------------------------------------
L. Charles Hilton, Jr.

By:   /s/ Alan A. Burgess               Director                                         March 27, 2002
---------------------------------------
Alan A. Burgess

By:                                     Director                                         March 27, 2002
---------------------------------------
Bret Pearlman

By:                                     Director                                         March 27, 2002
---------------------------------------
William Laverack, Jr.



                         KNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Independent Public Accountants ........................     F-2

Consolidated Balance Sheets--December 31, 2000 and 2001 .........     F-3

Consolidated Statements of Operations for the
   Years Ended December 31, 1999, 2000, and 2001 ................     F-4

Consolidated Statements of Stockholders' Equity
   and Comprehensive Loss for the Years Ended December 31,
   1999, 2000, and 2001 .........................................     F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999, 2000, and 2001 .....................     F-6

Notes to Consolidated Financial Statements ......................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Knology, Inc.:

       We have audited the accompanying consolidated balance sheets of KNOLOGY, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in an unfavorable working capital and uncertain liquidity position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 7, 2002

                         KNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                      2000           2001
                                                                                   --------       -----------
                                     ASSETS
CURRENT ASSETS:
      Cash (including $14,004 of restricted cash as of December 31, 2001)
        (Note 2)................................................................   $ 20,628         $ 38,074
      Accounts receivable, net of allowance for doubtful accounts of $748 and $811 as of December 31, 2000 and 2001,
        respectively ...........................................................     10,697           13,420
      Accounts receivable--affiliates ..........................................      3,326              594
      Prepaid expenses .........................................................      1,231              946
                                                                                   --------         --------
                 Total current assets ..........................................     35,882           53,034

PROPERTY, PLANT AND EQUIPMENT:
      System and installation equipment ........................................    392,868          467,977
      Test and office equipment ................................................     25,099           40,717
      Automobiles and trucks ...................................................      8,025            9,855
      Production equipment .....................................................        887              669
      Land .....................................................................      3,260            3,748
      Buildings ................................................................     16,614           16,998
      Inventory ................................................................     31,705           24,846
      Leasehold improvements ...................................................      1,883            2,133
                                                                                   --------         --------
                                                                                    480,341          566,943
      Less accumulated depreciation and amortization ...........................   (102,920)        (166,092)
                                                                                   --------         --------
                 Property, plant, and equipment, net ...........................    377,421          400,851
                                                                                   --------         --------
OTHER LONG-TERM ASSETS:
      Intangible assets, net ...................................................     57,489           44,363
      Deferred issuance costs, net .............................................      6,977            5,479
      Investments ..............................................................     11,472           12,625
      Other ....................................................................        165              188
                                                                                   --------         --------
                 Total assets ..................................................   $489,406         $516,540
                                                                                   ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of notes payable .........................................   $     12         $ 17,096
      Accounts payable .........................................................     30,442           18,102
      Accrued liabilities ......................................................     14,028           10,583
      Unearned revenue .........................................................      4,318            6,636
                                                                                   --------         --------
                 Total current liabilities .....................................     48,800           52,417

NONCURRENT LIABILITIES:
      Notes payable ............................................................     15,562           31,331
      Unamortized investment tax credits .......................................        299              182
      Senior discount notes, net of discount ...................................    352,054          339,486
                                                                                   --------         --------
                 Total noncurrent liabilities ..................................    367,915          370,999
                                                                                   --------         --------
                 Total liabilities .............................................    416,715          423,416
                                                                                   --------         --------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
WARRANTS (NOTE 3) ..............................................................      4,726            4,726
                                                                                   --------         --------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.01 par value per share; 75,000,000 shares authorized, 50,912,155 and 50,990,888 shares issued and outstanding
      at December 31, 2000 and 2001, respectively ..............................        509              510
  Series B preferred stock, $.01 par value per share; 50,000,000 shares authorized, 21,180,131 and  21,180,131, shares issued and
      outstanding at December 31, 2000 and 2001, respectively ..................        212              212
  Series C preferred stock, $.01 par value per share; 50,000,000 shares authorized, 0 and  37,219,562, shares issued and
      outstanding at December 31, 2000 and 2001, respectively (Note 7) .........          0              372
  Common stock, $.01 par value per share; 200,000,000 shares authorized, 443,301 and 502,194 shares issued and outstanding
      at December 31, 2000 and 2001, respectively ..............................          4                5

      Additional paid-in capital ...............................................    247,730          394,741
      Accumulated deficit ......................................................   (180,490)        (307,442)
                                                                                   --------         --------
                 Total stockholders' equity ....................................     67,965           88,398
                                                                                   --------         --------
                 Total liabilities and stockholders' equity ....................   $489,406         $516,540
                                                                                   ========         ========



   The accompanying notes are an integral part of these consolidated balance sheets.

                         KNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  1999                2000                2001
                                                                                  ----                ----                ----
OPERATING REVENUES:
    Video .................................................................   $   35,166         $   41,821         $     48,834
    Voice .................................................................       28,774             34,943               44,793
    Data services and other ...............................................        2,781              5,809               12,562
                                                                              ----------         ----------         ------------
            Total operating revenues ......................................       66,721             82,573              106,189
                                                                              ----------         ----------         ------------
OPERATING EXPENSES:
    Costs and expenses, excluding depreciation and amortization ...........       72,925             89,735              105,791
    Depreciation and amortization .........................................       40,970             60,672               78,954
                                                                              ----------         ----------         ------------
            Total operating expenses ......................................      113,895            150,407              184,745
                                                                              ----------         ----------         ------------
OPERATING LOSS ............................................................      (47,174)           (67,834)             (78,556)
                                                                              ----------         ----------         ------------
OTHER INCOME (EXPENSE):
        Interest income ...................................................        1,479              4,858                2,724
        Interest expense ..................................................      (34,309)           (39,715)             (42,793)
        Affiliate interest expense, net ...................................         (114)                (2)                   0
        Other income (expense), net .......................................          107             (1,373)                (834)
                                                                              ----------         ----------         ------------
            Total other expense ...........................................      (32,837)           (36,232)             (40,903)
                                                                              ----------         ----------         ------------
LOSS BEFORE  MINORITY INTERESTS, INCOME TAXES,
     AND EXTRAORDINARY ITEM ...............................................      (80,011)          (104,066)            (119,459)
MINORITY INTERESTS ........................................................        3,268                  0                    0
                                                                              ----------         ----------         ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...........................      (76,743)          (104,066)            (119,459)
INCOME TAX BENEFIT (PROVISION) ............................................       19,697              3,170               (2,789)
                                                                              ----------         ----------         ------------
LOSS BEFORE EXTRAORDINARY ITEM ............................................      (57,046)          (100,896)            (122,248)
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT (Note 3) ........................            0                  0               31,875
                                                                              ----------         ----------         ------------
NET LOSS ..................................................................      (57,046)          (100,896)             (90,373)
SUBSIDIARY PREFERRED STOCK DIVIDENDS ......................................       (1,745)                 0                    0
NON-CASH DISTRIBUTION TO PREFERRED
    STOCKHOLDERS (Note 7) .................................................            0                  0              (36,579)
                                                                              ----------         ----------         ------------
NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS ..........................................................   $  (58,791)        $ (100,896)        $   (126,952)
                                                                              ==========         ==========         ============
BASIC AND DILUTED NET LOSS PER SHARE
    Continuing operations .................................................   $   (11.45)        $    (1.45)        $      (1.34)
    Extraordinary item ....................................................            -                  -                 0.27
                                                                              ----------         ----------         ------------
BASIC AND DILUTED NET LOSS PER SHARE
    ATTRIBUTABLE TO COMMON STOCKHOLDERS ...................................   $   (11.45)        $    (1.45)        $      (1.07)
                                                                              ==========         ==========         ============
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING ....................................................    5,132,653         69,623,792          119,159,596
                                                                              ==========         ==========         ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS


                                                       SERIES A                       SERIES B                      SERIES C
                                                    PREFERRED STOCK               PREFERRED STOCK                PREFERRED STOCK
                                             --------------------------    ----------------------------    -------------------------
                                                 SHARES          AMOUNT         SHARES           AMOUNT       SHARES          AMOUNT
                                             ---------------     ------    ---------------       ------    --------------     ------
BALANCE, December 31, 1998 ...............              0        $  0                 0           $  0             0           $  0
Comprehensive Loss:
    Net loss attributable to common
      stockholders .......................
    Unrealized loss on marketable
      securities .........................
         Comprehensive Loss ..............
Exercise of stock options ................
Reorganization (Note 1) ..................     48,035,531         480
Acquisition of minority interest .........
Additional infusion of equity ............
Exercise of SCANA warrants ...............
                                             ------------       -----        ----------           ----    ----------           -----
BALANCE, December 31, 1999 ...............     48,035,531        $480                 0           $  0             0           $  0
Comprehensive Loss:
    Net loss attributable to common
      stockholders .......................
    Unrealized loss on marketable
      securities .........................
         Comprehensive Loss ..............
Exercise of stock options ................      2,876,624          29
Private Placement /Reorganization (Note 1)                                   21,180,131            212
ITC Holding loan conversion ..............
                                             ------------       -----        ----------           ----    ----------           -----
BALANCE, December 31, 2000 ...............     50,912,155        $509        21,180,131           $212             0           $  0
Comprehensive Loss:
    Net loss attributable to common
      stockholders .......................
         Comprehensive Loss ..............
Non-Cash Distribution to Preferred
   Shareholders (Note 7) .................
Exercise of stock options ................         78,733           1                                              -
Private Placement ........................                                                                37,149,262            371
Stock issued for purchase of land ........                                                                    70,300              1
                                             ------------       -----        ----------           ----    ----------           -----
BALANCE, December 31, 2001 ...............     50,990,888        $510        21,180,131           $212    37,219,562           $372
                                             ============       =====        ==========           ====    ==========           =====



                                                                        ADDITIONAL                    UNREALIZED         TOTAL
                                             COMMON STOCK                PAID-IN       ACCUMULATED      GAINS        STOCKHOLDERS'
                                                SHARES       AMOUNT      CAPITAL         DEFICIT       (LOSSES)         EQUITY
                                             ------------    ------     ---------      -----------    ----------     -------------
BALANCE, December 31, 1998 ...............         100        $ 0       $ 75,312        $ (20,803)     $   2             54,511
Comprehensive Loss:
    Net loss attributable to common
      stockholders .......................                                                (58,791)                      (58,791)
    Unrealized loss on marketable
      securities .........................                                                               (33)               (33)
                                                                                                                     -----------
         Comprehensive Loss ..............                                                                              (58,824)
                                                                                                                     -----------
Exercise of stock options ................       6,476          0          1,318                                          1,318
Reorganization (Note 1) ..................        (100)        (0)          (480)                                             -
Acquisition of minority interest .........                                36,967                                         36,967
Additional infusion of equity ............                                 2,025                                          2,025
Exercise of SCANA warrants ...............                                 1,925                                          1,925
                                             ---------     -------     ---------       -----------     -----         ----------
BALANCE, December 31, 1999 ...............       6,476        $ 0      $ 117,067       $  (79,594)     $ (31)            37,922
Comprehensive Loss:
    Net loss attributable to common
      stockholders .......................                                               (100,896)                     (100,896)
    Unrealized loss on marketable
      securities .........................                                                                31                 31
                                                                                                                     -----------
         Comprehensive Loss ..............                                                                             (100,865)
                                                                                                                     -----------
Exercise of stock options ................     436,825          4          1,137                                          1,170
Private Placement /Reorganization (Note 1)                                99,800                                        100,012
ITC Holding loan conversion ..............                                29,726                                         29,726
                                             ---------     -------     ---------       -----------     -----         ----------
BALANCE, December 31, 2000 ...............     443,301        $ 4      $ 247,730       $ (180,490)       ($0)            67,965
Comprehensive Loss:
    Net loss attributable to common
      stockholders .......................                                                (90,373)                      (90,373)
                                                                                                                     -----------
         Comprehensive Loss ..............                                                                              (90,373)
                                                                                                                     -----------
Non-Cash Distribution to Preferred
   Shareholders (Note 7) .................                                36,579          (36,579)                            -
Exercise of stock options ................      58,893          1            891                                            893
Private Placement ........................                               109,331                                        109,702
Stock issued for purchase of land ........                                   210                                            211
                                             ---------     -------     ---------       -----------     -----         ----------
BALANCE, December 31, 2001 ...............     502,194        $ 5      $ 394,741       $ (307,442)       ($0)          $ 88,398
                                             =========     =======     =========       ===========     =====         ==========


                         KNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                     1999                2000             2001
                                                                                     ----                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................................  $(57,046)         $(100,896)       $(90,373)
     Adjustments to reconcile net loss to net cash
        provided (used in) by operating activities:
       Depreciation and amortization .............................................    40,970             60,672          78,954
       Amortization of bond discount .............................................    35,845             40,152          42,948
       Extraordinary gain on early extinguishment of debt ........................         0                  0         (31,875)
       Gain (loss) on disposition of assets ......................................        (7)               344             427
       Deferred income taxes .....................................................      (322)                 0               0
       Interest related to exercise of warrants ..................................       795                  0               0
       Cash surrender value of life insurance ....................................       387                  0               0
       Amortization of deferred investment tax credit ............................       (72)               (72)            (72)
       Other deferred credits ....................................................         0                  0             (45)
       Minority interest in net loss of subsidiary ...............................    (3,268)                 0               0
       Changes in operating assets and liabilities:
         Accounts receivable .....................................................    (5,623)            (1,659)         (2,699)
         Accounts receivable--affiliate ..........................................         0             14,918           2,710
         Prepaid expenses and other ..............................................      (280)              (411)            242
         Accounts payable ........................................................    (4,423)            15,303         (12,340)
         Accrued liabilities .....................................................    (5,269)             6,995          (3,446)
         Unearned revenue ........................................................       549                538           2,318
                                                                                    --------          ---------        --------
          Total adjustments ......................................................    59,282            136,780          77,122
                                                                                    --------          ---------        --------
           Net cash provided by (used in) operating activities ....................     2,236             35,884         (13,251)
                                                                                    --------          ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ........................................................   (87,386)          (146,706)        (86,696)
     Organizational and franchise cost expenditures ..............................         0             (1,402)         (1,367)
     Proceeds from the sale of investments .......................................    60,162              6,069               0
     Proceeds from sale of property ..............................................        75                276              99
     Dividends from affiliate /return of capital .................................    (1,745)                 0               0
     Investment in ClearSource ...................................................      (587)            (8,223)         (1,108)
     Other .......................................................................       165                  0             (45)
                                                                                    --------          ---------        --------
           Net cash used in investing activities .................................   (29,316)          (149,986)        (89,117)
                                                                                    --------          ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt and short-term borrowings ........................       (12)            (3,549)            (11)
     Expenditures related to issuance of debt ....................................       (52)              (109)           (442)
     Proceeds from private placement, net of offering expenses ...................         0            100,011         109,702
     Proceeds from credit facility ...............................................    19,000                  0               0
     Proceeds from affiliate loan ................................................     9,641             29,726               0
     Proceeds from the issuance of subsidiary common stock .......................        10                  0               0
     Proceeds from the issuance of warrants ......................................     1,130                  0               0
     Proceeds from the contribution of ClearSource ...............................     5,663                  0               0
     Proceeds from long-term debt facility .......................................         0                  0          32,482
     Stock options exercised .....................................................     1,308              1,170             946
     Expenditures related to reorganization ......................................      (849)                 0               0
     Repurchase of senior discount notes .........................................         0                  0         (22,810)
     Advances to affiliates ......................................................    (6,099)              (338)            (53)
                                                                                    --------          ---------        --------
         Net cash provided by financing activities ...............................    29,740            126,911         119,814
                                                                                    --------          ---------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................................     2,660             12,809          17,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................................     5,159              7,819          20,628
                                                                                    --------          ---------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................................  $  7,819             20,628        $ 38,074
                                                                                    ========          =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest ......................................  $    670          $   1,903        $  2,758
                                                                                    ========          =========        ========
     Cash received during period for income taxes ................................  $  9,274          $  16,656        $    712
                                                                                    ========          =========        ========
     Subsidiary preferred stock dividends ........................................  $  1,745          $       0        $      0
                                                                                    ========          =========        ========

Stock issued for purchase of land ................................................  $      0          $       0        $    211
                                                                                    ========          =========        ========



 The accompanying notes are an integral part of these consolidated statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 2000, AND 2001

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

ORGANIZATION

       Knology, Inc. (the "Company") was a wholly owned subsidiary of ITC Holding Company, Inc. ("ITC Holding") through February 2000 and was incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating the Company was to enable ITC Holding to complete a reorganization of certain of its wholly owned and majority-owned subsidiaries on November 23, 1999 (the "Reorganization"), as follows:

       a. ITC Holding contributed all of the outstanding capital stock of Interstate Telephone, Inc; Valley Telephone Co, Inc.; Globe Telecommunications, Inc.; and ITC Globe, Inc. to the Company (collectively, the "Telephone Operations Group").

       b. ITC Holding contributed its 85% interest in Knology Broadband, Inc. ("Knology Broadband") to the Company.

       c. ITC Holding contributed a note in the principal amount of $9,600, which was subsequently converted into equity.

       d. ITC Holding contributed its 6% interest in ClearSource, Inc. ("ClearSource"), $5,700 in cash to purchase additional ClearSource shares, and subscription rights to purchase ClearSource shares to the Company.

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

       The Reorganization has been accounted for in a manner similar to a pooling of interest for the Telephone Operations Group. Knology Broadband and subsidiaries have been consolidated with the Company since 1998 in relation to the 85% controlling interest obtained in July 1998, which was recorded at ITC Holding's historical cost. During 1999, the 15% of Knology Broadband that the Company did not own has been reflected as minority interest and the pro rata losses attributed to the minority holders to the extent that their investment was greater than zero in accordance with Financial Accounting Standards Board Current Text on Consolidation and Statement of Financial Accounting Standards No. 94.

       The exchange of the remaining 15% of Knology Broadband for shares of stock of the Company was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22,400 and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. The Company had recorded 100% of Knology Broadband's losses since Knology Broadband's equity was less than zero.

       In January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned the Company $29,700 to fund capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and the Company issued ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises.

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

FINANCIAL CONDITION

       The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expanding its broadband operations. Accordingly, the Company expects that it will continue to experience operating losses.

       The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company's lack of liquidity and its ability to raise additional capital. The Company has $617 of working capital, $307,442 of accumulated deficit and $370,817 of long-term debt as of December 31, 2001. Management is evaluating alternatives to improve the Company's capital structure, including the Knology Broadband senior discount notes. Funding of the Company's working capital needs, current and future operating losses, debt service requirements, and future expansion will require continuing capital investment. During 2001, the Company issued to certain existing investors and a select group of new accredited investors in private placement transactions 37,219,562 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $111,659. The Company has historically relied on debt and equity financing to meet its funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs, however, there can be no assurance that sufficient debt or equity funding will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

       Management is currently in discussions with ITC Telecom Ventures, Inc., a current investor and related party, to negotiate a commitment whereby ITC will commit to purchase, at a price, and on terms and conditions, to be negotiated and agreed to by the parties, up to $19,500 of debt or equity securities of the Company during the year ended December 31, 2002. The ITC commitment will be contingent upon the Company's successful restructuring of its capital structure, including the Knology Broadband senior discount notes. If the Company is successful in the efforts to restructure its capital structure and is able to enter into the $19,500 commitment with ITC, the financing obtained through the commitment should allow the Company to meet its obligations and operate as a going concern.

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

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1999            2000
                                                       ----            ----
UNAUDITED PRO FORMA DATA:
Pro forma income tax benefit ........................  $      0     $       0
                                                       --------     ---------
Pro forma net loss attributable to
   common stockholders ..............................  $(78,488)    $(104,066)
                                                       --------     ---------
Pro forma basic and diluted net loss
   attributable to common stockholders per share ....  $ (15.29)    $   (1.49)
                                                       ========     =========


CASH

       At December 31, 2001, $14,004 in cash was restricted for use only by Interstate Telephone, Inc., Valley Telephone Co., Inc. and Globe
Telecommunications, Inc., the borrowers of the CoBank loan (Note 3). The CoBank loan agreement requires that the cash provided by the operations of the borrowers and cash proceeds from the credit facility be used only by the borrowers for specific purposes.

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

                                                  YEARS
                                                  -----
Buildings ......................................     25
System and installation equipment ..............   7-10
Production equipment ...........................      9
Test and office equipment ......................    3-7
Automobiles and trucks .........................      5
Leasehold improvements .........................   5-20

       Depreciation of telephone plant is provided on a straight-line method, using class or overall group rates acceptable to regulatory authorities. Such rates range from 2% to 24%. Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $25,222, $41,976 and $63,333, respectively.

       Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

       Interest is capitalized in connection with the construction of the Company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $3,040, $2,329 and $2,430 of interest cost was capitalized in 1999, 2000 and 2001, respectively.

INTANGIBLE ASSETS

       Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles. Intangible assets and the related useful lives and accumulated amortization at December 31, 2000 and 2001 are as follows:

                                                            AMORTIZATION
                                                               PERIOD
                                    2000        2001           (YEARS)
                                    ----        ----           -------
Goodwill .........................  $56,291      $56,291        10-40
Subscriber base ..................   34,429       34,757          3
Noncompete agreement .............    1,500        1,500          3
Other ............................    1,808        2,846        10-15
                                    -------      -------        -----
                                     94,028       95,394
Less accumulated amortization ....   36,539       51,031
                                    -------       ------
Intangibles, net .................  $57,489      $44,363
                                    =======      =======

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fairvalue-based test.

      The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, the Company expects to record an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle.

       During 2001 the Company recorded approximately $4,794 in amortization of goodwill. Excluding the impaired assets noted above amortization expense would have been $4,760. Effective January 1, 2002, the Company will no longer record amortization of goodwill. A goodwill impairment test will be performed at least annually on January 1.

DEFERRED ISSUANCE COSTS

       Deferred issuance costs include costs associated with the issuance of debt and the consummation of credit facilities (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2000 and 2001 are as follows:

                                                                AMORTIZATION
                                                                   PERIOD
                                       2000        2001           (YEARS)
                                       ----        ----           -------
Deferred issuance costs                $ 9,542      $ 9,173         4-10
Accumulated amortization                (2,565)      (3,694)
                                       -------      -------
Deferred issuance costs, net           $ 6,977      $ 5,479
                                       =======      =======

LONG-LIVED ASSETS

       The Company reviews its long-lived assets, such as property and equipment and other intangible assets, for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the tangible and intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the assets are not sufficient to recover the unamortized balance of the asset. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences. If an impairment has occurred, a loss equal to the difference between the carrying value of the asset and its fair value is recognized. The resulting reduced carrying amount of the asset is accounted for as its new cost and depreciated over the asset's remaining useful life. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

INVESTMENTS

       Investments and equity ownership in associated companies consisted of the following at December 31, 2000 and 2001:

                                                         2000        2001
                                                         ----        ----
Nonmarketable investments, at cost:
ClearSource common and preferred stock,
   2,127,625 and 2,238,388 shares in 2000 and
   2001, respectively ................................  $11,467     $12,575

Grande Communications common stock, 500,000 and
   500,000 shares in 2000 and 2001, respectively .....        5           5

Hybrid Networks, Inc. common stock, 0 and 90,000
   shares in 2000 and 2001, respectively .............        0          45
                                                        -------     -------
Total investments ....................................  $11,472     $12,625
                                                        =======     =======

       At December 31, 2001, the Company, through its wholly owned subsidiaries, owned approximately 9.7% of ClearSource. ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential and business customers. The Company's investment in ClearSource, Grande and Hybrid Networks are accounted for under the cost method of accounting.

ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 and 2001 consists of the following:

                                                    2000         2001
                                                    ----         ----
Accrued expenses, including accrued accounts
  payable .....................................   $12,651       $8,012
Accrued property taxes ........................       298          857
Accrued compensation ..........................       913        1,124
Accrued interest ..............................       166          590
                                                  -------      -------
                  Total .......................   $14,028      $10,583
                                                  =======      =======

REVENUE RECOGNITION

       The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are included in the accompanying consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

ADVERTISING COSTS

       The Company expenses all advertising costs as incurred. Approximately $1,476, $1,980 and $3,308 of advertising expense are recorded in the Company's consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001, respectively.

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

       For the year ended December 31, 1999 and the short period ended
February 4, 2000, prior to the Distribution, the Company was included in the consolidated tax return of ITC Holding. Under a tax sharing arrangement, the Company recorded an income tax benefit of $3,170 and $0 and a receivable in the amount of $2,962 and $465 at December 31, 2000 and 2001, respectively, for the utilization of net operating losses included in the consolidated tax return of ITC Holding.

       Included in the receivable at December 31, 2000 was an alternative minimum tax ("AMT") credit carry-forward of $2,334. An AMT credit can be carried forward indefinitely as a credit against regular tax liability. However, because the Company has historically had, and is expected to have, net operating losses, it is more likely than not that the benefit of the tax credit will not be realized. Accordingly, a reserve has been recorded against the $2,334 AMT credit.

       Since the distribution, the Company has been a separate taxable entity. The Company recorded an income tax provision of $2,789 at December 31, 2001, which includes the $2,334 reserve discussed above.

       The Company and all of its subsidiaries file a consolidated Alabama income tax return. The Company and its subsidiaries with all operations in Georgia file a consolidated Georgia income tax return. The remaining subsidiaries file separate state income tax returns.

       Investment tax credits related to telephone plant have been deferred and are being amortized as a reductions of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

COMPREHENSIVE LOSS

       The Company follows SFAS No. 130, "Reporting Comprehensive Income."
This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of net loss and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders' equity and comprehensive loss.

NET LOSS PER SHARE

       The Company follows SFAS No. 128, "Earnings Per Share." That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the majority of the Company's outstanding shares consist of convertible preferred stock, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company's stock options (using the treasury stock method) was not included in the computation of diluted EPS as their effect was antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

       In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect to be impacted by the adoption of this new standard.

3. LONG-TERM DEBT

       Long-term debt at December 31, 2000 and 2001 consists of the following:

                                                                                               2000            2001
                                                                                               ----            ----
Senior Discount Notes including interest, with a face value of
   $379,894,000, bearing interest at 11.875% beginning October 15,
   2002, interest payable semiannually beginning April 15, 2003 with
   principal and any unpaid interest due October 15, 2007 ..................................  $352,054      $339,486
Senior secured First Union credit facility, at a rate of LIBOR plus 2.5%, interest payable quarterly with principal and any unpaid
   interest due November 15, 2002 ..........................................................    15,465        15,465
Senior secured CoBank term credit facility, currently at a rate of 7.5%, interest payable quarterly, principal payments due quarterly beginning July 20,
  2002 with final principal and any unpaid interest due April 20, 2011 .....................         0        32,482
Capitalized lease obligation, at a rate of 10% paid off in 2001 ............................       109             0
Capitalized lease obligation, at a rate of 7%, with monthly principal and interest
  payments through October 2011 ............................................................         0           480
                                                                                              --------      --------
                                                                                               367,628       387,913
Less current maturities ....................................................................        12        17,096
                                                                                              --------      --------
                                                                                              $367,616      $370,817
                                                                                              --------      --------

       Following are maturities of long-term debt for each of the next five years as of December 31, 2001:

2002 .......................... $  17,096
2003 ..........................     3,372
2004 ..........................     3,634
2005 ..........................     3,916
2006 ..........................     4,220
Thereafter ....................   460,326
                                  -------
Total .........................  $492,564
                                 ========

       The fair value of the Senior Discount Notes at December 31, 2001 is estimated to be approximately $156,164 based on the closing bond price at year-end.

       In the fourth quarter of 1997, Knology Broadband issued units consisting of senior discount notes due in 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250,000. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2,500 of the gross proceeds has been allocated to the warrants. Each warrant allowed the holder to purchase .003734 shares of Knology Broadband's preferred stock. The warrants have been exchanged for warrants to purchase Knology, Inc. Series A preferred stock. Knology Broadband incurred approximately $7,900 in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of Knology Broadband to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of Knology Broadband, to fund expansion of Knology Broadband's business, and for additional working capital and general corporate purposes.

       On December 22, 1998, Knology Broadband entered into a $50,000 four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin as defined. Obligations under the credit facility are secured by substantially all tangible and intangible assets of Knology Broadband and its current and future subsidiaries. The credit facility includes a number of covenants, including, among others, covenants limiting the ability of Knology Broadband and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The credit facility allows Knology Broadband to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, Knology Broadband incurred approximately $1,397 in related costs which are being amortized on a straight-line basis over the five-year term.

       During the third and fourth quarters of 2001, the Company repurchased senior discount notes with a face amount of $64,206 and a carrying amount of $55,516. The Company paid cash of approximately $22,810 to repurchase the notes. The transaction resulted in an extraordinary gain of $31,875, consisting of a gain of $32,706 due to the discount, offset by $831 for the writeoff of debt issue costs associated with the original issuance of the notes in October 1997.

       On June 29, 2001, the Company, through its wholly owned subsidiaries, Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (the "Borrowers"), entered into a $40,000 secured master loan agreement with CoBank, ACB. This master loan agreement allows the Borrowers to make one or more advances in an amount not to exceed $40,000. The loan proceeds may be used to purchase senior discount notes issued by Knology Broadband and to finance capital expenditures, working capital and for general corporate purposes of the Borrowers. Obligations under the loan agreement are secured by substantially all tangible and intangible assets of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the Borrowers to take certain actions, including the ability to incur indebtedness; create liens; merge or consolidate with any other entity; make distributions or stock repurchases; make investments; engage in transactions with affiliates; and sell or transfer assets. The master loan agreement also includes covenants requiring compliance with certain operating and financial ratios of the Borrowers on a consolidated basis.

4. OPERATING LEASES

       The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

       Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

 2002 ........................................   1,094
 2003 ........................................     852
 2004 ........................................     728
 2005 ........................................     704
 2006 ........................................     501
 Thereafter ..................................   2,952
                                                ------
       Total minimum lease payments ..........  $6,831
                                                ======

       Total rental expense for all operating leases was approximately $745, $1,127 and $1,167 for the years ended December 31, 1999, 2000, and 2001, respectively.

5. COMMITMENTS AND CONTINGENCIES

   PURCHASE COMMITMENTS

       The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $27,820 in programming fees under these contracts during 2001.

   LEGAL PROCEEDINGS

       In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6. INCOME TAXES

       The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 1999, 2000, and 2001:

                                       1999              2000            2001
                                       ----              ----            ----
Current                               $19,376          $  3,170       $ (2,789)
Deferred                                9,276            31,381         38,318
Increase in valuation allowance.       (8,955)          (31,381)       (38,318)
                                      -------          --------       --------
Income tax benefit(provision)         $19,697          $  3,170       $ (2,789)
                                      =======          ========       ========

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                        2000          2001
                                                        ----          ----
Deferred tax assets:
   Net operating loss carryforwards ................... $ 37,973     $ 65,342
   Equity in losses of subsidiaries ...................    1,189        1,189
   Deferred bond interest .............................   38,914       54,521
   Deferred revenues ..................................      660          639
   Alternative minimum tax credit carryforward ........        0        2,334
   Other ..............................................    2,311        2,254
   Valuation allowance  ...............................  (56,113)     (94,431)
                                                        --------     --------
      Total deferred tax assets .......................   24,934       31,848
Deferred tax liabilities:
   Depreciation and amortization  .....................   24,934       31,848
                                                        --------     --------
Net deferred income taxes ............................. $      0     $      0
                                                        ========     ========

       At December 31, 2001 the Company had available federal net operating loss carryforwards of approximately $169,000 which expire from 2011 to 2021. The Company also had various state net operating loss carryforwards totaling approximately $248,600. Unless utilized, the state net operating loss carryforwards expire from 2006 to 2021. Management has recorded a total valuation allowance of $94,431 against its deferred tax assets including the operating loss carryforwards, the majority of which contain limitations on utilization.

       A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                  1999        2000       2001
                                                  ----        ----       ----
 Income tax benefit at statutory rate ..........   34%         34%        34%
 State income taxes, net of federal benefit ....    3           3          3
 Other .........................................    0          (6)         3
 Increase in valuation allowance ...............  (12)        (28)       (42)
                                                  ---         ---        ---
 Income tax benefit (provision) ................   25%          3%       (2)%
                                                  ===         ===        ===


       Investment tax credits related to telephone plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

7. EQUITY INTERESTS

   CAPITAL TRANSACTIONS

       During 2001, the Company issued to certain existing investors and a select group of new accredited investors in private placement transactions 37,219,562 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $111,659. In connection with the private placement, the Company amended its amended and restated certificate of incorporation to adjust the ratios at which the Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, each share of Series A preferred stock converts into 1.0371 shares of common stock and each share of Series B preferred stock converts into 1.4865 shares of common stock. In January 2001, a non-cash dividend of $36,579 was recognized in conjunction with the issuance of Series C preferred stock and the amendment of the conversion ratios of the Company's Series A preferred stock and Series B preferred stock into common stock.

       The Company has authorized 200,000,000 shares of $.01 par value common stock, 75,000,000 shares of $.01 par value Series A convertible preferred stock, 50,000,000 shares of $.01 par value Series B convertible preferred stock, and 50,000,000 shares of $.01 par value Series C convertible stock.

       In February 2000, ITC Holding distributed to its option holders options to purchase 6,258,036 shares of the Company's Series A preferred stock and distributed to its shareholders 43,211,531 shares of the Company's Series A preferred stock.

       On February 7, 2000, the Company completed a private placement of shares of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for approximately $100,600 or $4.75 per share.

       In connection with the Reorganization (Note 1), the Company's warrant holders elected to exchange the Bond Warrants of Knology Broadband for warrants in Knology, Inc.'s preferred stock. Knology Broadband's Bond Warrants were subsequently canceled.

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

KNOLOGY, INC. SERIES A PREFERRED SPIN-OFF OPTIONS

       Prior to the Distribution, ITC Holding sponsored a stock option plan which provided for the granting of stock options to substantially all employees of ITC Holding and its wholly owned and majority-owned subsidiaries, including the employees of the Company's telephone operations group. Options were generally granted at a price (established by ITC Holding's board of directors based on equity transactions and other analyses) equal to at least 100% of the fair market value of ITC Holding's common stock on the option grant date. Options granted generally became exercisable 40% after two years and 20% per annum for the next three years and remained exercisable for ten years after the option grant date. At February 4, 2000 (the effective date of the spin-off for option holders), employees of the Company held options outstanding for a total of 410,463 of ITC Holding's shares at option prices ranging from $1.45 to $19.82 per share.

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

       The Company accounts for Knology, Inc.'s Stock Option Plans and the Spin-off Options under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of Knology, Inc.'s common stock and Series A preferred stock to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions in 1999, 2000, and 2001:

                                 1999               2000               2001
                                 ----               ----               ----
                                                   Common
                                                   -------
Risk-free interest rate .....         5.78%         6.03%-6.88%       3.35%-5.08%
Expected dividend yield .....            0%                  0%                0%
Expected lives. .............  Seven years          Five years        Four years
Expected volatility .........           30%                 92%              121%


                                             Series A Preferred
                                             ------------------
Risk-free interest rate ...................         4.60%-7.49%
Expected dividend yield ...................                  0%
Expected lives ............................          Six years
Expected volatility .......................                 92%


       The total fair value of options granted to employees under both plans during 1999, 2000, and 2001 was computed as approximately $5,735, $3,040, and $3,388, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options.

       A summary of the status of the Stock Option Plan and the Long-term Incentive Plan at December 31, 2001 is presented in the following table:

                                                                                 WEIGHTED                      WEIGHTED
                                                                                 AVERAGE                       AVERAGE
                                                                                 EXERCISE       SERIES A       EXERCISE
                                                                  COMMON         PRICE PER      PREFERRED      PRICE PER
                                                                  SHARES          SHARE          SHARES         SHARE
                                                                  ------         ---------      ---------      ---------
 Outstanding at December 31, 1998 .............................  2,768,672         $2.42          --            $--
    Granted ...................................................  4,625,376          2.85          --             --
    Forfeited .................................................   (816,604)         2.48          --             --
    Exercised .................................................     (6,400)         2.05          --             --
                                                                 ---------

 Outstanding at December 31, 1999 .............................  6,571,044          2.71          --             --
    Granted ...................................................  1,146,166          4.44          --             --
    Assumed at Spin-off .......................................    --                --         6,258,036       1.05
    Forfeited ................................................. (1,226,665)         2.93         (137,409)      1.85
    Exercised .................................................   (436,825)         2.34       (2,876,624)       .39
                                                                ----------                     -----------

 Outstanding at December 31, 2000 .............................  6,053,720          3.00        3,244,003       1.62
    Granted ...................................................  1,603,644          3.00          --             --
    Forfeited .................................................   (540,408)         3.08         (138,946)      3.36
    Exercised .................................................    (58,893)         2.64          (78,733)       .68
                                                                ----------                     ----------

 Outstanding at December 31, 2001 .............................  7,058,063         $2.99        3,026,324      $1.59
                                                                ==========                     ==========
 Exercisable shares as of December 31, 2001 ...................  2,875,180         $2.82        2,038,654      $1.25
                                                                ==========                     ==========

       A summary of the status of the Telephone Operations Group's portion of ITC Holding's stock option plan through the date of the spin-off is presented in the following table:

                                                              WEIGHTED
                                                               AVERAGE
                                                              EXERCISE
                                                              PRICE PER
                                            SHARES              SHARE
                                           --------         ------------
Outstanding at December 31, 1998: .......  515,084          $ 1.29-$10.17
    Granted .............................   60,132          $15.89-$21.65
    Forfeited ...........................  (69,953)         $ 1.96-$18.85
    Exercised ...........................  (84,734)         $ 1.58-$ 3.50
                                           --------         -------------

Outstanding at December 31, 1999: .......   420,529         $ 1.29-$17.61
    Forfeited ...........................   (43,805)        $ 1.59-$14.44
    Exercised ...........................  (202,527)        $ 1.29-$10.17
                                           ---------        -------------

Outstanding at February 7, 2000 .........   174,197         $ 1.29-$17.61
                                           ========         =============

PRO FORMA NET LOSS

       If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the periods presented would be as follows:

                                                                                 AS
                                                                              REPORTED           PRO FORMA
                                                                              --------           ---------
Net loss attributable to common stockholders for the years ended
    December 31:
    1999 .................................................................. $ (58,791)          $ (60,348)
    2000 ..................................................................  (100,896)           (102,998)
    2001 ..................................................................  (126,952)           (129,799)
Net loss per share attributable to common stockholders for the years ended December 31:
    1999 .................................................................. $  (11.45)          $  (11.76)
    2000 ..................................................................     (1.45)              (1.48)
    2001 ..................................................................     (1.07)              (1.09)



       The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

COMMON SHARES

                                                     WEIGHTED
                                                     AVERAGE              WEIGHTED
      RANGE OF             OUTSTANDING              REMAINING              AVERAGE         EXERCISABLE           AVERAGE
      EXERCISE               AS OF                 CONTRACTUAL             EXERCISE           AS OF              EXERCISE
       PRICES              12/31/2001                  LIFE                 PRICE           12/31/2001            PRICE
      --------             ----------              -----------            ---------        -----------           --------
    $2.00-$3.00             6,343,107                  7.7                 $2.80            2,690,814             $2.68
    $3.01-$4.75              714,713                   8.3                 $4.75              184,366             $4.75


SERIES A PREFERRED SHARES


                                                     WEIGHTED
                                                     AVERAGE              WEIGHTED
      RANGE OF             OUTSTANDING              REMAINING              AVERAGE         EXERCISABLE           AVERAGE
      EXERCISE               AS OF                 CONTRACTUAL             EXERCISE           AS OF              EXERCISE
       PRICES              12/31/2001                  LIFE                 PRICE           12/31/2001            PRICE
      --------             ----------              -----------            ---------        -----------           --------
    $0.00-$0.27               128,788                 2.00                   $0.23             128,788             $0.23
    $0.27-$1.71             1,726,382                 5.90                   $0.74           1,354,881             $0.66
    $1.72-$3.70             1,171,154                 8.58                   $2.91             554,985             $2.08


       At December 31, 2001, 2,875,180 options for the Company's common shares with a weighted average price of $2.81 per share were exercisable by employees of the Company. At December 31, 2001, 2,038,654 options for the Company's Series A preferred shares with a weighted average price of $1.25 per share were exercisable by the employees of the Company.

8. RELATED-PARTY TRANSACTIONS

       ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1999, 2000, and 2001, the Company recorded approximately $2,574, $19, and $131, respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third-party providers.

       Certain of ITC Holding's affiliates provide the Company with various services and/or receive services provided by the Company. These entities include InterCall, Inc., which provides conference calling services. In addition, the Company receives services from ITC/\DeltaCom, Inc., an affiliate of ITC Holding, which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

       For the years ended December 31, 1999, 2000, and 2001, the Company received services from these affiliated entities in the amounts of approximately $2,344, $2,567, and $3,888, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's consolidated statements of operations.

       The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $1,795, $3,549, and $1,845 for the years ended December 31, 1999, 2000, and 2001 respectively, and are reflected in operating revenues in the Company's consolidated statements of operations.

       Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $977, $1,239, and $1,211 for the years ended December 31, 1999, 2000, and 2001, respectively.

9. UNAUDITED QUARTER-BY-QUARTER COMPARISON

       Summarized quarterly financial data for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                           Quarters          First           Second            Third           Fourth
                                                             -----           ------            -----           ------
1999
   Operating revenues ...................................      $15,238          $15,884          $17,702          $17,897
   Operating loss .......................................      (10,311)         (11,765)         (12,960)         (12,138)
   Net loss .............................................      (13,739)         (16,267)         (13,719)         (13,321)
   Subsidiary preferred stock dividends .................            0                0                0          (1,745)
   Net loss per share, basic and diluted ................  (13,738,996)        (162,670)        (137,186)           (0.34)

2000
   Operating revenues ...................................       18,740           20,254           20,885           22,694
   Operating loss .......................................      (14,450)         (15,997)         (18,448)         (18,939)
   Net loss .............................................      (21,042)         (24,063)         (27,300)         (28,491)
   Net loss per share, basic and diluted ................       (0.30)           (0.33)           (0.38)           (0.40)

2001
   Operating revenues ...................................       23,506           25,452           27,396           29,835
   Operating loss .......................................      (20,356)         (20,512)         (20,364)         (17,324)
   Extraordinary gain on debt extinguishment ............            0                0           29,394            2,481
   Net loss .............................................      (29,975)         (30,817)          (1,565)         (28,016)
   Non-cash distribution to preferred stockholders ......      (36,579)                0                0                0
   Net loss per share, basic and diluted ................        (0.59)           (0.26)           (0.01)           (0.23)


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

                                                      INTERNET
                                                      SERVICES
                            VIDEO     TELEPHONE       AND OTHER     CONSOLIDATED
                            -----     ---------       ---------     ------------
1999:
    Operating revenues ..  $35,166       $28,774        $2,781         $66,721
    Cost of services ....   15,067        11,601           297          26,965
                           -------       -------        ------         -------
    Gross margin ........  $20,099       $17,173        $2,484         $39,756
                           =======       =======        ======         =======

2000:
    Operating revenues ..  $41,821       $34,943        $5,809         $82,573
    Cost of services ....   18,433        11,962           615          31,010
                           -------       -------        ------         -------
    Gross margin ........  $23,388       $22,981        $5,194         $51,563
                           =======       =======        ======         =======

2001:
    Operating revenues ..  $48,834       $44,793       $12,562        $106,189
    Cost of services ....   23,206         8,270           993          32,469
                           -------       -------       -------         -------
    Gross margin ........  $25,628       $36,523       $11,569         $73,720
                           =======       =======       =======         =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

       We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of KNOLOGY, INC. included in this Annual Report on Form 10-K and have issued our report thereon dated February 7, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2002

                                   SCHEDULE II

                         KNOLOGY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                             (THOUSANDS OF DOLLARS)

                                                                              YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                             DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                             ------------      ------------      ------------
                                                                                 1999              2000              2001
                                                                                 ----              ----              ----
Allowance for doubtful accounts, balance at beginning of year ............       $418              $695              $748
Addition charged to cost and expense .....................................      1,416              1,922             2,823
Deductions ...............................................................     (1,139)            (1,869)           (2,760)
                                                                               -------            -------           -------
Allowance for doubtful accounts, balance at end of year ..................       $695              $748              $811
                                                                                 ====              ====              ====
