Form 10-K/A
period 2001-12-31
KNOLOGY INC
filed 2002-04-29
CIK 1096788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 333-89179

                                  KNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     58-2424258
                --------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

              Knology, Inc.
         1241 O.G. Skinner Drive
           West Point, Georgia                                   31833
           -------------------                                   -----
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

                                 Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

     As of January 31, 2002, we had 502,434 shares of common stock, 50,997,760 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 37,219,562 shares of Series C preferred stock outstanding.

                      Documents Incorporated By Reference:

                                      None.

                                Explanatory Note

     This Amendment to Form 10-K is filed to amend Exhibits 10.21 and 21.1, which are filed herewith in their entirety.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KNOLOGY, INC.



                                         By: /s/ Chad S. Wachter
                                            -----------------------------------
                                         Name:  Chad S. Wachter
                                         Title: Vice President, General Counsel
                                                      and Secretary

Dated: April 29, 2002