Form 10-Q
period 2002-03-31
KNOLOGY INC
filed 2002-05-15
CIK 1096788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

COMMISSION FILE NUMBER: 000-32647

KNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2424258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

KNOLOGY, INC.	31833
1241 O.G. SKINNER DRIVE	(Zip Code)
WEST POINT, GEORGIA
(Address of principal executive offices)

Registrant’s telephone number, including area code: (706) 645-8553

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 30, 2002, we had 502,594 shares of common stock, 51,010,578 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 37,219,562 shares of Series C preferred stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES
QUARTER ENDED MARCH 31, 2002

ITEM 1.    FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
MARCH 31, 2002
(DOLLARS IN THOUSANDS)

	March 31, 2002	December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,611	$38,074
Accounts receivable, net	14,267	13,420
Affiliate receivable	66	594
Prepaid expenses and other	1,243	946

Total current assets	41,187	53,034

PROPERTY, PLANT AND EQUIPMENT, net	391,890	400,851

INVESTMENTS	12,625	12,625

INTANGIBLE AND OTHER ASSETS, net	48,267	50,030

Total assets	$493,969	$516,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of notes payable	$17,096	$17,096
Accounts payable	15,580	18,103
Accrued liabilities	7,392	10,583
Unearned revenue	7,560	6,636

Total current liabilities	47,628	52,418

NONCURRENT LIABILITIES:
Notes payable	31,331	31,331
Unamortized investment tax credits	164	182
Senior discount notes, net of discount	349,603	339,486

Total non-current liabilities	381,098	370,999

Total liabilities	428,726	423,417

WARRANTS	4,726	4,726

STOCKHOLDERS’ (EQUITY):
Convertible preferred stock	1,094	1,094
Common stock	5	5
Additional paid-in capital	394,743	394,741
Accumulated equity	(335,325)	(307,443)

Total stockholder equity	60,517	88,397

Total liabilities and stockholders equity	$493,969	$516,540

The accompanying notes are an integral part of these condensed consolidated balance sheets.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES	$32,034	$23,506

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	28,498	25,249
Depreciation and amortization	18,601	18,613

TOTAL OPERATING EXPENSES	47,099	43,862

OPERATING LOSS	(15,065)	(20,356)
OTHER INCOME (EXPENSE):
Interest income	129	1,119
Interest expense	(10,815)	(10,348)
Other expense, net	(828)	(390)

TOTAL OTHER INCOME AND EXPENSES	(11,514)	(9,619)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(26,579)	(29,975)
INCOME TAX PROVISION	(9)	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(26,588)	(29,975)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,294)	—

NET LOSS (Note 3)	$(27,882)	$(29,975)

NON-CASH DISTRIBUTION TO PREFERRED STOCKHOLDERS		$36,579
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,882)	$(66,554)

BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.22)	$(0.59)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.01)	$—

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.23)	$(0.59)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	122,091,986	112,143,251

The accompanying notes are an integral part of these condensed consolidated financial sttements.

KNOLOGY, INC. AND SUBSIDIARIES

(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,882)	$(29,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,601	18,631
Write down of inventory to market	852	—
Amortization of bond discount	10,117	10,700
Loss on disposition of assets	(12)	—
Cumulative effect of change in accounting principle—Goodwill impairment	1,294	—
Changes in operating assets and liabilities:
Accounts receivable	(847)	(844)
Accounts receivable—affiliate	528	48
Prepaid expenses and other	(297)	(40)
Accounts payable	(2,523)	(13,836)
Accrued liabilities	(3,191)	(4,852)
Unearned revenue	924	645

Total adjustments	25,446	10,452

Net cash used in operating activities	(2,436)	(19,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of retirements	(10,060)	(25,996)
Investments	—	(541)
Franchise cost expenditures, net	(56)	(643)
Proceeds from sale of assets	87	—

Net cash used in investing activities	(10,029)	(27,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	—	(4)
Proceeds from private placement	—	97,907
Proceeds from exercised stock options	2	—

Net cash provided by financing activities	2	97,903

NET (DECREASE) INCREASE IN CASH	(12,463)	51,200

CASH AT BEGINNING OF PERIOD	38,074	20,628

CASH AT END OF PERIOD	$25,611	$71,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$331	$405

Cash received during the period for income taxes	$456	$—

Stock issued for purchase of land	$—	$211

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    ORGANIZATION AND NATURE OF BUSINESS

Knology Inc. (including its predecessors, the “Company”) offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina; and Knoxville, Tennessee. We also provide local telephone services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. Subject to the availability of additional funding, we plan to expand to additional mid-to-large-sized cities in the southeastern United States.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts included in the 2001 financial statements have been reclassified to conform to the 2002 financial statements.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

The Company follows SFAS No. 128, “Earnings Per Share.” This statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. The Company’s other potentially dilutive securities, including stock options and stock warrants, are not included in the computation of diluted net loss per share as their effect is antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair value-based test.

The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, the Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle. A goodwill impairment test will be performed at least annually on January 1.

Effective January 1, 2002, the Company no longer records amortization of goodwill. During the first quarter of 2001 the Company recorded approximately $1,198 in amortization of goodwill.

4.    EQUITY TRANSACTIONS

On January 12, 2001, we completed a private placement of 31,166,667 shares of our Series C preferred stock to a small group of institutional investors for approximately $93.5 million. On March 30, 2001, we completed another private placement of 1,885,996 shares of Series C preferred stock to a small group of accredited investors for approximately $5.7 million. On April 13, 2001 the Company issued to a small group of accredited investors, in a private placement, 2,621,930 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $7.9 million. On June 29, 2001 the Company issued to a small group of accredited investors, in a private placement, 1,544,970 shares of its Series C preferred stock, at a purchase price of $3.00 per share, for aggregate proceeds of approximately $4.6 million. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering (as defined in our amended and restated certificate of incorporation). The shares are currently convertible into shares of common stock on a one-to-one basis, subject to customary anti-dilution adjustments.

In connection with the January 12, 2001 private placement of Series C preferred stock, the Company amended its amended and restated certificate of incorporation to adjust the ratios at which the Series A preferred stock and Series B preferred stock convert into common stock. With respect to the amendment of the conversion ratios of the Series A preferred stock and Series B preferred stock, the Company recognized a non-cash dividend in January 2001.

5.    SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Video	$14,150	$11,237
Voice	13,330	9,989
Data and other	4,554	2,280

Consolidated revenues	$32,034	$23,506

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS

AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2002 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes and other financial data elsewhere in this Form 10-Q.

GENERAL

Knology, Inc. was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. One of those ITC Holding subsidiaries was Knology Broadband, Inc., which operated most of the broadband network subsidiaries we currently operate. In November 1999, in order to effectuate the reorganization:

•	ITC Holding contributed to Knology:

-	its 85% interest in Knology Broadband;

-	all of the outstanding capital stock of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, referred to as our “telephone operations group;”

-	a note in the principal amount of $9.6 million; and

-	its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.7 million in cash to purchase the additional ClearSource shares; and

•
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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are recorded in the consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in June 2001. SFAS No. 141 requires all business combinations initiated after June

30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test.

The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test the Company recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. There was no impact to the Company upon adoption of this new standard.

Revenues and Expenses

We can group our revenues into the following categories:

-
Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 47.8% and 44.2% of our consolidated revenues for the three months ended March 31, 2001 and 2002, respectively.

-
Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 42.5% and 41.6% of our consolidated revenues for the three months ended March 31, 2001 and 2002, respectively.

-
Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 9.7% and 14.2% of our consolidated revenues for the year ended March 31, 2001 and 2002, respectively.

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

Cost of services include:

-
Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 47.3% and 47.7% for the three months ended March 31, 2001 and 2002, respectively. Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

-
Voice cost of services. Voice cost of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 18.9% and 18.4% for the three months ended March 31, 2001 and 2002, respectively.

-
Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 9.6% and 7.2% for the three months ended March 31, 2001 and 2002, respectively.

Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

Selling, operations and administrative expenses include:

-	Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

-	Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

-	Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

-	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2001 and 2002.

	Three Months Ended March 31,
	2001	2002
Operating revenues:
Video	48%	44%
Voice	42	42
Data	10	14

Total	100	100
Operating expenses:
Cost of services	32	30
Selling, operating and administrative	76	59
Depreciation and amortization	79	58

Total	187	147

Operating loss	(87)	(47)
Other expense, net	(41)	(36)

Net loss before cumulative effect of change in accounting principle	(128)	(83)
Cumulative effect of change in accounting principle	0	(4)

Non-cash distribution to preferred stockholders	(155)	0

Net loss	(283)%	(87)%

Connections

The following table sets forth certain operating data as of March 31, 2001 and 2002. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

	AS OF MARCH 31,
	2001	2002
Connections: (1)
Video	105,859	122,823
Voice:
On-net	61,034	89,747
Off-net	6,936	6,254
Data	18,885	37,829

Total Connections	192,714	256,653

Marketable Homes Passed (2)	388,710	425,197

(1) All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our broadband networks. It includes 23,271, and 23,733 lines as of March 31, 2001 and 2002, respectively, provided using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2) Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Operating revenues increased 36.3% from $23.5 million for the three months ended March 31, 2001, to $32.0 million for the three months ended March 31, 2002. Operating revenues from video services increased 25.9% from $11.2 million for the three months ended March 31, 2001 to $14.2 million for the same period in 2002. Operating revenues from voice services increased 33.4% from $10.0 million for the three months ended March 31, 2001 to $13.3 million for the same period in 2002. Operating revenue from data and other services increased 99.7% from $2.3 million for the three months ended March 31, 2001 to $4.6 million for the same period in 2002, $4.3 million of which were revenues from data services in 2002. The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 192,714 as of March 31, 2001 to 256,653 as of March 31, 2002. The additional connections resulted primarily from:

-	the extension of our broadband networks in the Augusta, Charleston and Knoxville markets;

-	the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

-	internal growth in connections generated by our sales and marketing efforts.

Expenses. Our operating expenses, excluding depreciation and amortization, increased 12.9% from $25.2 million for the three months ended March 31, 2001 to $28.5 for the three months ended March 31, 2002. The cost of services component of operating expenses increased 28.3% from $7.4 million for the three months ended March 31, 2001 to $9.5 million for the three months ended March 31, 2002. Our selling, operating and administrative expenses increased 6.4% from $17.8 million for the three months ended March 31, 2001 to $19.0 million for the three months ended March 31, 2002. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to increase in costs per channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

Our depreciation and amortization was $18.6 million for the three months ended March 31, 2001 and $18.6 million for the three months ended March 31, 2002. We expect our depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks. The Company has ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

Other Income and Expense, including interest income and interest expense. Our total other expense increased from $9.6 million for the three months ended March 31, 2001 to $11.5 million for the three months ended March 31, 2002. Interest income was $1.1 million for the three months ended March 31, 2001, compared to $129,000 for the same period in 2002. The decrease in interest income primarily reflects the lower average cash balances for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We capitalized interest related to the construction of our broadband networks of $777,000 for the three months ended March 31, 2001. Interest expense increased from $10.3 million for the three months ended March 31, 2001, to $10.8 million for the three months ended March 31, 2002. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997 by Knology Broadband. Other expenses, net increased from $390,000 for the three months ended March 31, 2001 to $828,000 for the three months ended March 31, 2002 primarily due to an $852,000 write down of inventory to market value.

Income Tax Provision. We recorded no tax provision for the three months ended March 31, 2001, compared to an income tax provision of $9,000 for the same period in 2002, representing a state tax provision related to our telephone operations group subsidiaries. Following the spin-off of Knology by ITC Holding, we no longer participate in a tax sharing agreement. Therefore, we no longer receive any payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

Loss Before Cumulative Effect of Change in Accounting Principle. We incurred a loss before cumulative effect of change in accounting principle of $30.0 million for the three months ended March 31, 2001, compared to a loss before cumulative effect of change in accounting principle of $26.6 million for the three months ended March 31, 2002.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002. We have performed a goodwill impairment test in accordance with SFAS 142. Based on the results of the goodwill impairment test we recorded an impairment loss of $1.3 million for the quarter ended March 31, 2002.

Net Loss Attributable to Common Stockholders. We incurred a net loss of $30.0 million for the three months ended March 31, 2001, compared to a net loss of $27.9 million for the three months ended March 31, 2002. We expect to have net losses as our business matures.

Liquidity and Capital Resources

As of March 31, 2002, we had net working capital deficit of $6.4 million, compared to a net working capital deficit of $617,000 as of December 31, 2001. The increase in the deficit from December 31, 2001 to March 31, 2002 is due to a decrease in cash partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

Net cash used by operations totaled $19.5 million and $2.4 million for the three months ended March 31, 2001 and 2002, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

-	depreciation and amortization;

-	cumulative effect of change in accounting principle;

-	loss on disposition of assets; and

-	write down of inventory.

Net cash used for investing activities was $27.2 million and $10.0 million for the three months ended March 2001 and 2002, respectively. Our investing activities for the three months ended March 31, 2001 consisted of $26.0 million of capital expenditures and $1.2 million of investment and franchise expenditures. Investing activities in 2002 consisted of $10.1 million of capital expenditures and $55,000 of franchise expenditures partially offset by $87,000 in proceeds from the sale of assets.

Net cash provided by financing activities was $97.9 million and $2,000 for the three months ended March 31, 2001 and 2002, respectively. Financing activities in 2001 consisted of $97.9 million from an equity private placement of our Series C preferred stock.

Funding to Date

We have raised equity capital and borrowed money to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, Knology Broadband received net proceeds of $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $379.9 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases restrict, the ability of Knology Broadband to:

-	incur indebtedness;

-	pay dividends;

-	prepay subordinated indebtedness;

-	redeem capital stock;

-	make investments;

-	engage in transactions with stockholders and affiliates;

-	create liens;

-	sell assets; and

-	engage in mergers and consolidations.

If Knology Broadband fails to comply with these covenants, Knology Broadband’s obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts Knology Broadband’s ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits Knology Broadband and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50.0 million of additional secured indebtedness. Upon a change of control of Knology Broadband, as defined in the indenture, Knology Broadband would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

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

On December 22, 1998, Knology Broadband entered into a $50 million four-year senior secured credit facility with First Union National Bank (now Wachovia Bank, National Association) and First Union Securities, Inc. On November 7, 2001, Knology Broadband, First Union National Bank and First Union Securities, Inc. agreed to amend the credit facility. The credit facility, as amended, allows Knology Broadband to borrow up to the greater of (i) $15.5 million or (ii) three times the annualized consolidated cash flow of Knology Broadband. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband’s option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The credit facility contains a number of covenants that restrict the ability of Knology Broadband and its subsidiaries to take certain actions, including the ability to:

-	incur indebtedness;

-	create liens;

-	pay dividends;

-	make distributions or stock repurchases;

-	make investments;

-	engage in transactions with affiliates;

-	sell assets; and

-	engage in mergers and acquisitions

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

The maximum amount available under the amended credit facility as of March 31, 2002 was approximately $15.5 million. As of March 31, 2002, $15.5 million had been drawn against the credit facility.

In January 2002, Knology Broadband also entered into a secured intercompany credit facility with Knology, Inc. The secured intercompany credit facility is intended to provide a mechanism for any funding Knology chooses to advance to Knology Broadband; however, the facility does not represent a present commitment from Knology to fund any future cash needs of Knology Broadband. The intercompany credit facility is secured by substantially all of the assets of Knology Broadband and is subordinate to the First Union credit facility. As of March 31, 2002, $4.0 million had been drawn against the credit facility.

We obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million was advanced to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding’s option holders on February 4, 2000.

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

In 2001, we issued to certain of our existing investors and a select group of new accredited investors in a series of private placements 37,219,563 shares of our Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $111.7 million. In connection with these private placements, we amended our amended and restated certificate of incorporation to adjust the ratios at which our Series A preferred stock and Series B preferred stock convert into common stock. Prior to these private placements of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion ratio for each share of Series A preferred stock was adjusted to one-to-1.0371 and the conversion ratio for each share of Series B preferred stock was adjusted to one-to-1.4865, subject to customary anti-dilution adjustments. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, we recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

On June 29, 2001, Knology through its wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley Telephone entered into a $40 million secured master loan agreement with CoBank, ACB. This master loan agreement allows the borrowers to make one or more advances in an amount not to exceed $40 million. The loan proceeds may be used to purchase the senior discount notes issued by Knology Broadband and to finance capital expenditures, working capital and for general corporate purposes of the borrowers. Interest is payable quarterly and will accrue, at the Company’s option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the borrowers to take certain actions, including the ability to:

-	incur indebtedness;

-	create liens;

-	merge or consolidate with any other entity;

- make distributions or stock repurchases;

- make investments;

- engage in transactions with affiliates; and

- sell or transfer assets.

The master loan agreement also includes covenants requiring compliance with certain operating and financial ratios of the borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The borrowers are currently in compliance with these covenants, but there can be no assurances that they will remain in compliance. Should the borrowers not be in compliance with the covenants, they would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under the master loan agreement could be payable on demand.

As of March 31, 2002, we have $32.5 million outstanding under the master loan agreement.

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

Funding to complete the construction of our networks throughout our markets and for our working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. The Company has historically relied on debt and equity financing to meet its funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs, however, there can be no assurance that sufficient debt or equity funding will continue to be available in the future or that it will be available on terms acceptable to the Company. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. Failure to obtain additional funding would also limit our ability continue in business or to expand our business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

We are considering alternatives to improve our capital structure and strengthen our liquidity position. We have been engaged in discussions regarding a potential restructuring with an ad hoc committee of the holders of a significant amount of Knology Broadband senior discount notes and with the financial advisor for the committee. Although we are actively pursuing discussions with the committee, no restructuring agreement has been reached and there can be no assurance that a restructuring agreement will be reached in the future. Management is currently in discussions with ITC Telecom Ventures, Inc., a current investor and subsidiary of ITC Holding, to negotiate a commitment whereby ITC Telecom Ventures will commit to purchase, at a price, and on terms and conditions, to be negotiated and agreed to by the parties, up to $19.5 million of debt or equity securities of the Company during the year ended December 31, 2002. The ITC Telecom Ventures commitment will be contingent upon the successful restructuring of our capital structure, including Knology Broadband’s senior discount notes. Although there can be no assurance we will be able to do so, if we are successful in our efforts to restructure our capital structure and are able to enter into the $19.5 million commitment with ITC Telecom Ventures, the financing obtained through the commitment should allow us to meet our obligations and operate as a going concern through 2002.

We have received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is currently being contested by the incumbent cable provider. We have spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Due to the uncertainties in the current financial markets, planned expansion into Nashville and Louisville has been delayed. Subject to the availability of additional funding, we also plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If we are not successful in raising additional capital, we will not be able to expand as planned.

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

None

ITEM 3.    Default upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None

ITEM 6.    Exhibits and Reports on Form 8-K

(A)    EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Inc.’s Current Report on Form 8-K filed on January 26, 2001).

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.1 to Knology, Inc.’s Quarterly Report on Form 10-Q or the quarter ended June 30, 2001).

3.1.2
Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.2 to Knology, Inc.’s Annual Report on Form 10-K or the quarter ended December 31, 2001).

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

10.1
Master Agreement for Internet Access Services dated January 2, 2002, by and between ITCDeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10.2
Subordinated Intercompany Credit Agreement Promissory Note, dated January 1, 2002 made by Knology Broadband, Inc. in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2.1
Intercompany Loan Guarantee, dated as of January 1, 2002, executed by Knology of Columbus, Inc., Knology of Montgomery, Inc., Knology of Panama City, Inc., Knology of Augusta, Inc., Knology of Charleston, Inc., Knology of South Carolina, Inc., Knology of Alabama, Inc., and Knology of Florida, Inc., Knology of Huntsville, Inc., and Knology Broadband, Inc., as Guarantors in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56.1 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2.2
Security Agreement, dated as of January 1, 2002, made by Knology Broadband, Inc., and certain undersigned Subsidiaries of Knology Broadband, Inc. in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56.2 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2.3
Pledge Agreement, dated as of January 1, 2002, made by Knology Broadband, Inc., in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56.3 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3
Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and Knology Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3.1
Seventh Amendment to Credit Facility Agreement, dated as of January 7, 2002. (Incorporated herein by reference to Exhibit 10.32.7 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.3.2	Eighth Amendment to Credit Facility Agreement, dated as of March 31, 2002.

(B)    REPORTS ON FORM 8-K

On March 11, 2002, the Company filed on Form 8-K, a press release announcing it’s 2001 fourth quarter and year-end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, Inc.

By:	/s/ Rodger L. Johnson Rodger L. Johnson President and Chief Executive Officer
May 15, 2002

KNOLOGY, Inc.

By:	/s/ Robert K. Mills Robert K. Mills Chief Financial Officer (Principal Financial Officer)
May 15, 2002