Form 10-Q
period 2002-06-30
KNOLOGY INC
filed 2002-08-14
CIK 1096788

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 Yes |X| No |_|

     As of July 31, 2002, we had 503,197 shares of common stock, 51,020,921 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, and 37,219,562 shares of Series C preferred stock outstanding.

================================================================================

                         KNOLOGY, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                            PAGE

PART I     FINANCIAL INFORMATION

   ITEM 1  FINANCIAL STATEMENTS                                               2
           Condensed Consolidated Balance Sheets                              2
           Condensed Consolidated Statements of Operations                    3
           Condensed Consolidated Statement of Cash Flows                     4
           Notes to Condensed Consolidated Financial Statements               5
   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              10
   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       23

PART II    OTHER INFORMATION

   ITEM 1  LEGAL PROCEEDINGS                                                 24
   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS                         24
   ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                   24
   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24
   ITEM 5  OTHER INFORMATION                                                 24
   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                  24

                         KNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       June 30,      December 31,
                                                                         2002            2001
                                                                       --------      -----------
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                      $  22,877       $  38,074
       Accounts receivable, net                                          15,208          13,420
       Affiliate receivable                                                  78             594
       Prepaid expenses and other                                         2,667             946
                                                                      ---------       ---------
                    Total current assets                                 40,830          53,034
PROPERTY, PLANT AND EQUIPMENT, net                                      384,826         400,851
INVESTMENTS                                                              12,580          12,625
INTANGIBLE AND OTHER ASSETS, net                                         47,987          50,030
                                                                      ---------       ---------
                    Total assets                                      $ 486,223       $ 516,540
                                                                      =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of notes payable                               $  18,747       $  17,096
       Accounts payable                                                  21,678          18,102
      Accrued liabilities                                                10,138          10,583
       Unearned revenue                                                   7,732           6,636
                                                                      ---------       ---------
                    Total current liabilities                            58,295          52,417
                                                                      ---------       ---------
NONCURRENT LIABILITIES:
       Notes payable                                                     29,681          31,331
       Unamortized investment tax credits                                   146             182
       Senior discount notes, net of discount                           359,982         339,486
                                                                      ---------       ---------
                    Total noncurrent liabilities                        389,809         370,999
                                                                      ---------       ---------
                    Total liabilities                                   448,104         423,416
                                                                      ---------       ---------

WARRANTS:                                                                 1,861           4,726

STOCKHOLDERS' EQUITY:
       Convertible preferred stock                                        1,094           1,094
       Common stock                                                           5               5
       Additional paid-in capital                                       394,741         394,741
       Accumulated deficit                                              359,582        (307,442)
                                                                      ---------       ---------
                    Total stockholders' equity                           33,393          88,398
                                                                      ---------       ---------
                    Total liabilities and stockholders' equity        $ 486,223       $ 516,540
                                                                      =========       =========

                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                         KNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                         June 30,
                                                                          2002            2001             2002           2001
                                                                      -----------     -----------      -----------    -----------
OPERATING REVENUES:                                                   $    34,878     $    25,452      $    66,912    $    48,958
OPERATING EXPENSES:
     Costs and expenses, excluding depreciation and amortization           30,181          26,153           58,679         51,402
     Depreciation and amortization                                         20,604          19,811           39,205         38,424
                                                                      -----------     -----------      -----------    -----------
                                                                           50,785          45,964           97,884         89,826
                                                                      -----------     -----------      -----------    -----------
OPERATING LOSS                                                            (15,907)        (20,512)         (30,972)       (40,868)
OTHER INCOME (EXPENSE):
     Interest income                                                           82             810              211          1,929
     Interest expense                                                     (11,073)        (10,905)         (21,888)       (21,253)
     Gain on adjustment of warrants to market                               2,865               0            2,865              0
     Other expense, net                                                      (115)           (210)            (943)          (600)
                                                                      -----------     -----------      -----------    -----------
                                                                          (8,241)        (10,305)         (19,755)       (19,924)
                                                                      -----------     -----------      -----------    -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                          (24,148)        (30,817)         (50,727)       (60,792)
INCOME TAX PROVISION                                                         (110)              0             (119)             0
                                                                      -----------     -----------      -----------    -----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    (24,258)        (30,817)         (50,846)       (60,792)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             0               0           (1,294)             0
                                                                      -----------     -----------      -----------    -----------
NET LOSS (Note 3)                                                     $   (24,258)    $   (30,817)     $   (52,140)   $   (60,792)
                                                                      -----------     -----------      -----------    -----------
NON-CASH DISTRIBUTION TO PREFERRED STOCKHOLDERS                               $ 0             $ 0              $ 0    $    36,579
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $   (24,258)    $   (30,817)     $   (52,140)   $   (97,371)
                                                                      ===========     ===========      ===========    ===========
BASIC AND DILUTED NET LOSS PER SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 $     (0.20)    $     (0.26)     $     (0.42)   $     (0.85)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   $      0.00     $      0.00      $     (0.01)   $      0.00
                                                                      -----------     -----------      -----------    -----------
BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS                                 $     (0.20)    $     (0.26)     $     (0.43)   $     (0.85)
                                                                      ===========     ===========      ===========    ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                  122,108,852     120,182,930      122,100,458    115,127,837
                                                                      ===========     ===========      ===========    ===========

                 The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                         KNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                         2002              2001
                                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $ (52,140)       $ (97,371)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Depreciation and amortization                                                      39,205           38,424
       Write down of inventory to market                                                     852                0
       Write off of investment                                                                45                0
       Gain on adjustment of warrants to market                                           (2,865)               0
       Amortization of bond discount                                                      20,496           21,855
       Loss on disposition of assets                                                           6              179
       Cumulative effect of change in accounting principle - Goodwill impairment           1,294                0
       Changes in operating assets and liabilities:
          Accounts receivable                                                             (1,788)          (1,164)
          Accounts receivable - affiliate                                                    516              101
          Prepaid expenses and other                                                      (1,724)             (42)
          Accounts payable                                                                 3,574          (13,900)
          Accrued liabilities                                                               (445)          (2,593)
          Unearned revenue                                                                 1,096              967
                                                                                       ---------        ---------
             Total adjustments                                                            60,262           43,827
                                                                                       ---------        ---------
             Net cash provided by (used in) operating activities                           8,122          (53,544)
                                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of retirements                                            (23,246)         (47,260)
     Investments                                                                               0             (541)
     Franchise cost expenditures, net                                                       (312)            (836)
     Proceeds from sale of assets                                                            236               81
                                                                                       ---------        ---------
          Net cash used in investing activities                                          (23,322)         (48,556)
                                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt                                                                0               (4)
     Proceeds from private placement                                                           0          109,758
     Proceeds from exercised stock options                                                     3              358
                                                                                       ---------        ---------
          Net cash provided by financing activities                                            3          110,112
                                                                                       ---------        ---------

NET (DECREASE) INCREASE IN CASH                                                          (15,197)           8,012

CASH AT BEGINNING OF PERIOD                                                               38,074           20,628
                                                                                       ---------        ---------
CASH AT END OF PERIOD                                                                  $  22,877        $  28,640
                                                                                       =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                          $   1,037        $     819
                                                                                       =========        =========

     Cash received during the period for income taxes                                  $     346        $       0
                                                                                       =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         KNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.   ACCOUNTING POLICIES

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

CARRYING VALUE OF WARRANTS

     During the second quarter 2002, the Company adjusted the carrying value of the warrants to market value based on the approximate per share value of the Company's Series A Preferred Stock, the underlying equity instrument of the warrants. In connection with the Restructuring transaction (see Note 3 Subsequent Events), the approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2,865 gain on the adjustment of warrants to market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair value-based test.

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

     With the adoption of SFAS No. 142, the Company no longer records amortization of goodwill. During the second quarter of 2001 the Company recorded approximately $1,198 in amortization of goodwill and $2,397 for the six months ended June 30, 2001.

     The following is a proforma presentation of reported net loss and loss per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

                                                      Proforma Results
                                              For the six months ended June 30,
                                                   2002              2001
                                                   ----              ----

Reported loss                                   $(55,005)          $(97,371)
Goodwill amortization (net of tax)                    --                 --

Adjusted net loss                               $(55,055)                --

Basic and diluted loss per share
Reported loss per share - basic and diluted      $(0.44)                 --
Goodwill amortization (net of tax)                   --                  --

Adjusted basic earnings per share                $(0.44)                 --


     Intangible assets as of June 30, 2002 and December 31, 2002 were as follows:

                                                 Accumulated
                               Gross Assets     Amortization      Net Assets
Subscriber Base Non-compete
Agreement, Other
June 30, 2002                        $149            $(133)          $16

March 31, 2002                       $149            $(130)          $19


     The net amount of goodwill at June 30, 2002 and December 31, 2001 was $40.8 million and $42.1 million, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

     Amortization expense related to goodwill and intangible assets was $3 and $53 for the three months ended June 30, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 are $14 for fiscal year 2003 and $4 for fiscal year 2004.

     In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS 143 will have any material impact upon the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for
(i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of this standard did not have any impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

4.   EQUITY TRANSACTIONS

     On January 12, 2001, we completed a private placement of 31,166,667 shares of our Series C preferred stock to a group of institutional investors for approximately $93.5 million. On March 30, 2001, we completed another private placement of 1,885,996 shares of Series C preferred stock to a group of accredited investors for approximately $5.7 million. On April 13, 2001 the Company issued to a group of accredited investors, in a private placement, 2,621,930 shares of its Series C preferred stock, for aggregate proceeds of approximately $7.9 million. On June 29, 2001 the Company issued to a group of accredited investors, in a private placement, 1,544,970 shares of its Series C preferred stock, for aggregate proceeds of approximately $4.6 million. All shares of Series C preferred stock were sold at a purchase price of $3.00 per share. The shares of Series C preferred stock are convertible into shares of our common stock at any time at the option of the holder and automatically upon the completion of a Qualified Public Offering (as defined in our amended and restated certificate of incorporation). The shares are currently convertible into shares of common stock on a one-to-one basis, subject to customary anti-dilution adjustments.

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

     Revenues by broadband communications service are as follows:

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                               2002      2001          2002        2001
                               ----      ----          ----        ----
Video                        $15,170    $11,915       $29,320    $23,152
Voice                         14,288     10,630        27,618     20,619
Data and other                 5,420      2,907         9,974      5,187
                             -------    -------       -------    -------
Consolidated revenues        $34,878    $25,452       $66,912    $48,958
                             =======    =======       =======    =======


6.   SUBSEQUENT EVENTS

     On July 25, 2002, the Company commenced a restructuring (the "Restructuring") of the capitalization of Knology and its wholly owned subsidiaries, including Knology Broadband, Inc. ("Broadband"). The Restructuring will consist of either (1) the consensual exchange of the $444.1 million principal amount at maturity of the 7/8% Senior Discount Notes due 2007 issued by Broadband ("Old Notes") for $193.5 million principal amount of newly issued 12% Senior Notes due 2009 of Knology ("New Notes"), an aggregate of approximately 10,618,339 shares of Series D preferred stock of Knology and approximately 21,696,794 shares of Series E preferred stock of Knology (together with the Series D preferred stock, the "New Preferred Stock"), collectively representing approximately 19.3% of the outstanding shares of Knology common stock, on an as-converted bases, after giving effect to the Restructuring (the "Exchange Offer") and the solicitation of consents to amend the indenture governing the terms of the Old Notes (the "Consent Solicitation," and together with the Exchange Offer, the "Recapitalization Plan") or (2) the filing of a prepackaged plan of reorganization of Broadband (the "Prepackaged Plan"), which will attempt to accomplish the Restructuring on substantially the same terms as the Recapitalization Plan but under the supervision of the bankruptcy court.

     Specifically, each holder of Old Notes, other than SCANA Communications Holdings, Inc. ("SCANA"), The Burton Partnership, Limited Partnership ("Burton LP"), The Burton Partnership (QP), Limited Partnership ("Burton QP" and, together with Burton LP, the "Burton Partnerships"), and Valley Telephone Co., Inc. ("Valley"), has been offered in exchange for each $1,000.00 principal amount at maturity of Old Notes $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series D preferred stock. The holders of Old Notes other than SCANA, the Burton Partnerships and Valley are referred to as the "Non-Affiliated Holders."

     SCANA has been offered in exchange for each $1,000.00 in principal amount at maturity of Old Notes held by it an amount of New Notes and Series E preferred stock computed as follows: (1) in respect of the first $115.1 million in principal amount at maturity of Old Notes held by SCANA or its affiliates, $356.6641 in principal amount of New Notes and, subject to possible adjustment,
187.6864 shares of Series E preferred stock and (2) in respect of Old Notes held by SCANA and its affiliates in excess of $115.1 million in principal amount at maturity, $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series E Preferred Stock. Based on the $118.1 million in principal amount at maturity of Old Notes held by SCANA on July 25, 2002 and assuming no change in such holdings prior to completion of the Restructuring, each $1,000.00 in principal amount at maturity of Old Notes held by SCANA would be exchanged for $362.5052 in principal amount of New Notes and, subject to possible adjustment, 183.7606 shares of Series E preferred stock. Each Burton Partnership is offered in exchange for each $1,000.00 principal amount at maturity of Old Notes held by it $356.6641 in principal amount of New Notes and, subject to possible adjustment, 187.6864 shares of Series D preferred stock. Old Notes of approximately $64.2 million in principal amount at maturity held by Valley will be surrendered to Broadband in exchange for a limited Broadband guaranty of the Existing CoBank Facility (as defined below).


     There are several conditions to the completion of the Restructuring, either pursuant to the Recapitalization Plan or the Prepackaged Plan, including the following:


     o The Amended and Restated Certificate of Incorporation of Knology, as amended (the "Certificate"), must be amended and restated (the "Charter Amendment"). The Charter Amendment would have the following effects:

          (1) Increase the number of shares of capital stock and preferred stock that Knology is authorized to issue;

          (2) Designate two new series of preferred stock, the Series D preferred stock and the non-voting Series E preferred stock to be issued in the Restructuring, each with a liquidation preference superior to the existing preferred stock;

          (3) Authorize a new class of non-voting common stock;

          (4) Amend the rights, preferences and privileges of the existing preferred stock to, among other things:

              o  Eliminate certain separate class voting rights; and

              o  Eliminate certain anti-dilution protections;

          (5) Change the definition of "Qualified Public Offering" to eliminate the minimum requirements with respect to the per share public offering price and the aggregate gross proceeds to be received by Knology;

          (6) Increase the number of shares of common stock that may be reserved for issuance to Knology's management pursuant to the exercise of stock options; and

          (7) Conform other provisions of the Certificate to give effect to the foregoing.

     o The existing Stockholders Agreement, dated as of February 7, 2000, as amended as of January 12, 2001, by and among Knology and certain of its stockholders (the "Stockholders Agreement"), must be amended in certain respects.

     o Certain existing Knology stockholders must contribute approximately $39.0 million in cash (the "Private Placement") in exchange for 13 million shares of Knology's Series C preferred stock at a purchase price of $3.00 per share.

     o Certain existing Knology stockholders who, pursuant to the Stockholders Agreement, have preemptive rights to participate in future offerings of Knology capital stock must waive their preemptive rights with respect to shares issued in the Private Placement and the Restructuring.

     o The existing $15.5 million senior secured credit facility by and among Wachovia Bank, National Association ("Wachovia"), as lender, Broadband, as guarantor, and the subsidiaries of Broadband, as borrowers (the "Existing Wachovia Facility"), must be amended and restated.

     o The existing $40.0 million 10-year senior secured credit facility by and among Globe Telecommunications, Inc., Interstate Telephone Company and Valley, as borrowers, and CoBank, ACB, as lender (the "Existing CoBank Facility"), must be amended.

     In addition, the completion of the Recapitalization Plan is conditioned upon, among other matters, Knology's receipt of tenders from 100% of the outstanding principal amount at maturity of the Old Notes held by holders of the Old Notes, other than Valley, that are "accredited investors," "qualified institutional buyers" ("QIBs") or persons other than "U.S. Persons" ("non-U.S. Persons"), in each case as such terms are defined under the Securities Act of 1933, as amended (the "Securities Act") (the "Minimum Tender Condition"). Valley, SCANA, the Burton Partnerships, and certain other holders of Old Notes who, together with Valley, SCANA and the Burton Partnerships, collectively hold in the aggregate approximately 79.4% principal amount at maturity of the outstanding Old Notes, have agreed to tender their Old Notes in the Exchange Offer and to consent in the Consent Solicitation to the proposed amendments to the indenture governing the terms of the Old Notes and the waiver of any defaults or events of default under such indenture pursuant to a lockup agreement (the "Lockup Agreement") entered into by those holders with Knology and Broadband. Knology can waive the Minimum Tender Condition only with the approval of a special committee of Knology's board of directors, Non-Affiliated Holders that are a party to the Lockup Agreement holding, beneficially or of record, at least 75% in aggregate principal amount at maturity of the Old Notes held by all Non-Affiliated Holders that are a party to the Lockup Agreement, and SCANA.

     If the conditions to competition of the Recapitalization Plan, including the Minimum Tender Condition, are not met or waived or Knology is otherwise unable to complete the Recapitalization Plan, but Knology and Broadband do receive required acceptances to confirm the Prepackaged Plan, Broadband has agreed to file the Prepackaged Plan. The completion of the Prepackaged Plan, if it is filed, will require the approval of the Prepackaged Plan by the bankruptcy court. To obtain approval of the Prepackaged Plan by the bankruptcy court on a consensual basis, Knology and Broadband must receive acceptances from at least two-thirds in amount and over one-half in number of holders of each class of impaired claims that vote on the Prepackaged Plan. Knology, Valley, SCANA, the Burton Partnerships, Wachovia and the Non-Affiliated Holders each constitute a separate class of impaired claims for purposes of voting to accept the Prepackaged Plan. Knology, SCANA, the Burton Partnerships, Valley, Wachovia and certain Non-Affiliated Holders have agreed to vote in favor of acceptance of the Prepackaged Plan pursuant to the Lockup Agreement.

     The New Notes issued in connection with the Restructuring include covenants limiting our ability to fund expansion into new markets, including Nashville and Louisville. Due to the restrictive nature of the new covenants as they relate to the use of operating cash flows or new borrowings for expansion, we are evaluating our inventory, construction work in process and intangible franchise costs for impairment. Based on our preliminary evaluation, a one-time charge in the range of $9.5 - $13.0 million may be recorded for the impairment of inventory, construction work in progress and intangible franchise costs.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT THE RESTRUCTURING WILL NOT BE CONSUMATED AS PLANNED, (2) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (3) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (4) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (5) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

     The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2002 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes and other financial data elsewhere in this Form 10-Q.

GENERAL

     Knology was formed in September 1998 to enable ITC Holding Company, Inc. to complete a reorganization of some of its subsidiaries. One of those ITC Holding subsidiaries was Broadband which operated most of the broadband network subsidiaries we currently operate. In November 1999, in order to effectuate the reorganization:

     -    ITC Holding contributed to Knology:

          o    its 85% interest in Broadband;

          o all of the outstanding capital stock of Interstate Telephone Company, Valley, Globe Telecommunications, Inc. and ITC Globe, Inc., referred to as our "telephone operations group;"

          o    a note in the principal amount of $9.6 million; and

          o its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.7 million in cash to purchase the additional ClearSource shares; and

     - the holders of the remaining 15% interest in Broadband exchanged that interest for shares of Knology, and the holders of outstanding warrants to purchase Broadband preferred stock exchanged those warrants for warrants to purchase the Series A preferred stock of Knology.

     As a result of the reorganization, ITC Holding held a 90% interest in us, which it distributed to its stockholders in February 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this new standard will have any material impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. There was no impact to the Company upon adoption of this new standard.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

REVENUES AND EXPENSES

     We can group our revenues into the following categories:

     o Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 43.5% and 43.8% of our consolidated revenues for the three and six months ended June 30, 2002 compared to 46.8% and 47.3% for the three and six months ended June 30, 2001.

     o Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 41.0% and 41.3% of our consolidated revenues for the three and six months ended June 30, 2002 compared to 41.8% and 42.1% for the three and six months ended June 30, 2001.

     o Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 15.5% and 14.9% of our consolidated revenues for the three and six months ended June 30, 2002 compared to 11.4% and 10.6% for the three and six months ended June 30, 2001.

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

     Cost of services include:

     o Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 47.1% and 47.4% for the three and six months ended June 30, 2002 compared to 47.0% and 47.2% for the three and six months ended June 30, 2001. Programming costs are our largest single cost and since programming cost is partially based on the number of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

     o Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 17.5% and 17.9% for the three and six months ended June 30, 2002 compared to 19.6% and 22.4% for the three and six months ended June 30, 2001.

     o Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 9.8% and 8.6% for the three and six months ended June 30, 2002 compared to 22.4% and 8.7% for the three and six months ended June 30, 2001.

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

     Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of cost in excess of net assets and other intangible assets.

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

CONNECTIONS

     The following table sets forth certain operating data as of June 30, 2001 and 2002. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

                                                          AS OF JUNE 30,
                                                       -------------------
                                                        2002        2001
                                                       -------     -------
Connections: (1)
Video                                                  124,707     110,131
Voice:
  On-net                                                94,969      68,002
  Off-net                                                5,895       6,581
Data                                                    41,464      22,779
                                                       -------     -------
Total Connections                                      267,035     207,493
                                                       =======     =======
Marketable Homes Passed (2)                            429,399     399,958
                                                       =======     =======

(1) All of our video and data connections are provided over our networks. Our voice connections consist of both "On-net" and "Off-net" connections. On-net refers to lines provided over our networks. It includes 23,573, and 23,899 lines as of June 30, 2001 and 2002, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2) Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2002 and 2001.

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               ----------------
                                                                 2002     2001
                                                                 ----     ----
Operating revenues:
  Video                                                           44%      47%
  Voice                                                           41       42
  Data and other                                                  15       11
                                                                 ---     ----

          Total                                                  100      100
Operating expenses:
  Cost and expenses, excluding
     depreciation and amortization                                88      105
  Depreciation and amortization                                   58       79
                                                                ----     ----
          Total                                                  146      184
                                                                ----     ----
Operating loss                                                   (46)     (84)
Other income and expenses, net                                   (34)     (41)
                                                                ----     ----
Loss before income taxes and cumulative effect of
 change in accounting principle                                  (80)    (125)
Income tax provision                                               0        0
                                                                ----     ----
Loss before cumulative effect of change in accounting
 principle                                                       (80)    (125)
Cumulative effect of change in accounting principle               (2)       0
                                                                ----     ----
          Net loss                                               (82)%   (125)%
                                                                ====     ====

     Revenues. Operating revenues increased 36.7% from $49.0 million for the six months ended June 30, 2001, to $66.9 million for the six months ended June 30, 2002. Operating revenues from video services increased 26.6% from $23.2 million for the six months ended June 30, 2001 to $29.3 million for the same period in 2002. Operating revenues from voice services increased 33.9% from $20.6 million for the six months ended June 30, 2001 to $27.6 million for the same period in 2002. Operating revenue from data and other services increased 92.3% from $5.2 million for the six months ended June 30, 2001 to $10.0 million for the same period in 2002, $9.5 million of which were revenues from data services.

     The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 207,493 as of June 30, 2001 to 267,035 as of June 30, 2002. The additional connections resulted primarily from:

     o the extension of our broadband networks in the Augusta, Charleston and Knoxville markets;

     o the upgrade of our existing networks to broadband capacity in Huntsville and Panama City; and

     o internal growth in connections generated by our sales and marketing efforts.

     Expenses. Operating expenses, excluding depreciation and amortization, increased 14.2% from $51.4 million for the six months ended June 30, 2001, to $58.7 million for the six months ended June 30, 2002. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more connections. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

     Depreciation and amortization increased from $38.4 million for the six months ended June 30, 2001, to $39.2 million for the six months ended June 30, 2002. We expect our depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks. The Company has ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

     Other Income and Expense, including interest income and interest expense. Our total other expense increased from $19.9 million for the six months ended June 30, 2001 to $22.6 million for the six months ended June 30, 2002. Interest income was $1.9 million for the six months ended June 30, 2001, compared to $211,000 for the same period in 2002. The decrease in interest income primarily reflects the lower average cash balances for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Interest expense increased from $21.3 million for the six months ended June 30, 2001, to $21.8 million for the six months ended June 30, 2002. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997 by Broadband. In connection with the Restructuring, and during the six months ended June 30, 2002, we adjusted the carrying value of the warrants to market value based on the approximate per share value of our Series A preferred stock, the underlying equity instrument of the warrants. The approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2.9 million gain on the adjustment of warrants to market value. Other expenses, net increased from $600,000 for the six months ended June 30, 2001 to $943,000 for the six months ended June 30, 2002.

     Income Tax Provision. We recorded no tax provision for the six months ended June 30, 2001, compared to an income tax provision of $119,000 for the same period in 2002, representing a state tax provision related to our telephone operations group subsidiaries.

     Net Loss. We incurred a net loss of $60.8 million for the six months ended June 30, 2001, compared to a net loss of $55.0 million for the six months ended June 30, 2002. We expect net losses to continue to increase as we continue to expand our business.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2001 and 2002.

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             ------------------
                                                                2002     2001
                                                                ----     ----
Operating revenues:
  Video.                                                         44%      47%
  Voice.                                                         41       42
  Data and other                                                 15       11
                                                                ---     ----

          Total                                                 100      100
Operating expenses:
  Cost and expenses, excluding
     depreciation and amortization                               86      103
  Depreciation and amortization.                                 59       78
                                                                ---     ----
          Total                                                 145      181
                                                                ---      ---
Operating loss                                                  (45)     (81)
Other income and expenses, net                                  (32)     (40)
                                                                ---      ---
Loss before income taxes and cumulative effect of
  change in accounting principle                                 77)    (121)
Income tax provision                                             (1)       0
                                                                ---     ----
Loss before cumulative effect of change in accounting
  principle                                                     (78)    (121)
Cumulative effect of change in accounting principle              (0)       0
                                                                ---     ----
          Net loss                                              (78)%   (121)%
                                                                ===     ====


     Revenues. Operating revenues increased 37.0% from $25.5 million for the three months ended June 30, 2001, to $34.9 million for the three months ended June 30, 2002. Operating revenues from video services increased 27.3% from $11.9 million for the three months ended June 30, 2001 to $15.2 million for the same period in 2002. Operating revenues from voice services increased 34.4% from $10.6 million for the three months ended June 30, 2001 to $14.3 million for the same period in 2002. Operating revenue from data and other services increased 86.4% from $2.9 million for the three months ended June 30, 2001 to $5.4 million for the same period in 2002, $5.2 million of which were revenues from data services in 2002.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 15.4% from $26.2 million for the three months ended June 30, 2001 to $30.2 for the three months ended June 30, 2002. The cost of services component of operating expenses increased 22.0% from $8.3 million for the three months ended June 30, 2001 to $10.2 million for the three months ended June 30, 2002. Our selling, operating and administrative expenses increased 12.3% from $17.8 million for the three months ended June 30, 2001 to $20.0 million for the three months ended June 30, 2002.

     Our depreciation and amortization was $19.8 million for the three months ended June 30, 2001 and $20.6 million for the three months ended June 30, 2002.

     Other Income and Expense, including interest income and interest expense. Our total other expense increased from $10.3 million for the three months ended June 30, 2001 to $11.1 million for the three months ended June 30, 2002. Interest income was $810,000 for the three months ended June 30, 2001, compared to $82,000 for the same period in 2002. Interest expense increased from $10.9 million for the three months ended June 30, 2001, to $11.1 million for the three months ended

June 30, 2002. Gain on adjustment of warrants to market was $2.9 million for the three months ended June 30, 2002. Other expenses, net decreased from $210,000 for the three months ended June 30, 2001 to $115,000 for the three months ended June 30, 2002.

     Income Tax Provision. We recorded no tax provision for the three months ended June 30, 2001, compared to an income tax provision of $110,000 for the same period in 2002, representing a state tax provision related to our telephone operations group subsidiaries.

     Net Loss Attributable to Common Stockholders. We incurred a net loss of $30.8 million for the three months ended June 30, 2001, compared to a net loss of $27.1 million for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had a net working capital deficit of $17.5 million, compared to net working capital of $617,000 as of December 31, 2001. The increase in the deficit from December 31, 2001 to June 30, 2002 is due to a decrease in cash partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

     Net cash used by operations totaled $53.5 million for the six months ended June 30, 2001 and net cash provided by operations totaled $8.6 million for the six-month period ended June 30, 2002. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

     o    depreciation and amortization;

     o    cumulative effect of change in accounting principle;

     o    loss on disposition of assets; and

     o    write down of inventory.

     Net cash used for investing activities was $48.6 million and $23.3 million for the six months ended June 30, 2001 and 2002, respectively. Our investing activities for the six months ended June 30, 2001 consisted of $47.3 million of capital expenditures and $1.4 million of investment and franchise expenditures. Investing activities in 2002 consisted of $23.2 million of capital expenditures and $312,000 of franchise expenditures partially offset by $236,000 in proceeds from the sale of assets.

     Net cash provided by financing activities was $110.1 million and $3,000 for the six months ended June 30, 2001 and 2002, respectively. Financing activities in 2001 consisted of $110.0 million from an equity private placement of our Series C preferred stock. Financing activities in 2002 consisted of $3,000 in proceeds from exercised stock options.

FUNDING TO DATE

     We have raised debt and equity capital to finance a significant portion of our operating, investing and financing activities in the development of our business.

     Debt Financings. On October 22, 1997, Broadband received net proceeds of $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to a face value of $379.9 million on October 15, 2002. On and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases restrict, the ability of Broadband to:

     o    incur indebtedness;

     o    pay dividends;

     o    prepay subordinated indebtedness;

     o    redeem capital stock;

     o    make investments;

     o    engage in transactions with stockholders and affiliates;

     o    create liens;

     o    sell assets; and

     o    engage in mergers and consolidations.

     If Broadband fails to comply with these covenants, Broadband's obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts Broadband's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits Broadband and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50.0 million of additional secured indebtedness. Upon a change of control of Broadband, as defined in the indenture, Broadband would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

     In November 1999, we completed an exchange in which Knology received the Broadband warrants, issued in connection with the senior discount notes in 1997, in exchange for warrants to purchase shares of Series A preferred stock.

     In September 2001, our subsidiary, Valley. repurchased senior discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the repurchase date for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Old Notes in October 1997. In October 2001, Valley repurchased Old Notes with a face amount of $5.7 million for approximately $2.5 million in cash.

     Valley used funds borrowed under the Existing CoBank Facility to purchase the senior discount notes. Valley currently intends to hold the repurchased notes rather than contributing them to Broadband for retirement, except as contemplated in the Restructuring. If the Restructuring is not completed, we will continue to monitor the pricing of outstanding notes on the open market and may repurchase additional notes when terms are deemed favorable by management.

     On December 22, 1998, Broadband entered into a $50 million four-year senior secured credit facility with Wachovia. The Existing Wachovia Facility, as amended, allows Knology Broadband to borrow up to the greater of (1) $15.5 million or (2) three times the annualized consolidated cash flow of Broadband. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Knology Broadband's option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for base rate loans to 5.0% for LIBOR rate loans. The credit facility contains a number of covenants that restrict the ability of Broadband and its subsidiaries to take certain actions, including the ability to:

     o    incur indebtedness;

     o    create liens;

     o    pay dividends;

     o    make distributions or stock repurchases;

     o    make investments;

     o    engage in transactions with affiliates;

     o    sell assets; and

     o    engage in mergers and acquisitions.

     The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of customer connections and average revenue per subscriber. Broadband is currently in compliance with these covenants, as amended, but there can be no assurances that Broadband will remain in compliance. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the credit facility could be payable to the lender on demand. A change of control of Broadband, as defined in the credit facility, would constitute a default under the covenants.

     The maximum amount available under the credit facility as of June 30, 2002, was approximately $15.5 million. As of June 30, 2002, approximately $15.5 million had been drawn against the credit facility. As part of the Restructuring the Existing Wachovia Facility will be amended and restated.

     In January 2002, Broadband also entered into a secured intercompany credit facility with Knology, Inc. The secured intercompany credit facility is intended to provide a mechanism for any funding Knology chooses to advance to Broadband; however, the facility does not represent a present commitment from Knology to fund any future cash needs of Broadband. The intercompany credit facility is secured by substantially all of the assets of Broadband and is subordinate to the Wachovia credit facility. As of June 30, 2002, approximately $13.0 million had been drawn against the credit facility.

     We obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million was advanced to us in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of Series A preferred stock, and we issued to ITC Holding a note under which we will pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding's option holders in February 2000.

     On June 29, 2001, through our wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley Telephone, we entered into a $40 million secured master loan agreement with CoBank ACB. This master loan agreement allows us to make one or more advances in an amount not to exceed $40 million. The loan proceeds may be used to purchase the senior discount notes issued by Knology Broadband and to finance capital expenditures, working capital and for general corporate purposes. Interest is payable quarterly and will accrue, at the Company's option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the borrowers. The master loan agreement contains a number of covenants that restrict our ability to take certain actions, including the ability to:

     o    incur indebtedness;

     o    create liens;

     o    merge or consolidate with any other entity;

     o    make distributions or stock repurchases;

     o    make investments;

     o    engage in transactions with affiliates; and

     o    sell or transfer assets.

     The master loan agreement also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. We are currently in compliance with these covenants, but there can be no assurances that we will remain in compliance. Should we not be in compliance with the covenants, we would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under the master loan agreement could be payable on demand.

     As of June 30, 2002, we have $32.5 million outstanding under the master loan agreement. As part of the Restructuring, the Existing CoBank Facility will be amended in certain respects.

     Equity Financings. In connection with our spin-off from ITC Holding in February 2000, we entered into an agreement with ITC Holding in which we made certain covenants that restricted our ability to issue additional shares of capital stock under certain circumstances. In connection with our private placement of 31,166,667 shares of our Series C preferred stock on January 12, 2001, ITC Holding agreed to release us from these covenants pursuant to the agreement. Accordingly, we are no longer restrained by the ITC Holding agreement with respect to the issuance of additional shares of capital stock.

     In February 2000, we issued to accredited investors in a private placement 21,180,131 shares of its Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of $100.6 million.

     In 2001, we issued to certain of our existing investors and a select group of new accredited investors in a private placement 37,219,562 shares of our Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $111.7 million. In connection with the completion of these private placements, we amended our amended and restated certificate of incorporation to adjust the ratios at which Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placements of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion ratio for each share of Series A preferred stock was adjusted to a one-to-1.0371 basis and the conversion ratio for each share of Series B preferred stock was adjusted to a one-to-1.4865 basis, subject to further customary anti-dilution adjustments. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, we recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

THE RESTRUCTURING

     On July 25, 2002, the Company commenced the Restructuring of the capitalization of Knology and its wholly owned subsidiaries, including Broadband. The Restructuring will consist of either (1) the consensual exchange of the $444.1 million principal amount at maturity of the 11-7/8% Senior Discount Notes due 2007 issued by Broadband ("Old Notes") for $193.5 million principal amount of newly issued 12% Senior Notes due 2009 of Knology ("New Notes"), an aggregate of approximately 10,618,339 shares of Series D preferred stock of Knology and approximately 21,696,794 shares of Series E preferred stock of Knology, collectively representing approximately 19.3% of the outstanding shares of Knology common stock, on an as-converted bases, after giving effect to the Restructuring and the solicitation of consents to amend the indenture governing the terms of the Old Notes or (2) the filing of the Prepackaged Plan of Broadband, which will attempt to accomplish the Restructuring on substantially the same terms as the Recapitalization Plan but under the supervision of the bankruptcy court.

     Specifically, each Non-Affiliated Holders (holders of Old Notes, other than SCANA, the Burton Partnerships, and Valley), has been offered in exchange for each $1,000.00 principal amount at maturity of Old Notes $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series D preferred stock.

     SCANA has been offered in exchange for each $1,000.00 in principal amount at maturity of Old Notes held by it an amount of New Notes and Series E preferred stock computed as follows: (1) in respect of the first $115.1 million in principal amount at maturity of Old Notes held by SCANA or its affiliates, $356.6641 in principal amount of New Notes and, subject to possible adjustment,
187.6864 shares of Series E preferred stock and (2) in respect of Old Notes held by SCANA and its affiliates in excess of $115.1 million in principal amount at maturity, $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series E Preferred Stock. Based on the $118.1 million in principal amount at maturity of Old Notes held by SCANA on July 25, 2002 and assuming no change in such holdings prior to completion of the Restructuring, each $1,000.00 in principal amount at maturity of Old Notes held by SCANA would be exchanged for $362.5052 in principal amount of New Notes and, subject to possible adjustment, 183.7606 shares of Series E preferred stock. Each Burton Partnership is offered in exchange for each $1,000.00 principal amount at maturity of Old Notes held by it $356.6641 in principal amount of New Notes and, subject to possible adjustment, 187.6864 shares of Series D preferred stock. Old Notes of approximately $64.2 million in principal amount at maturity held by Valley will be surrendered to Broadband in exchange for a limited Broadband guaranty of the Existing CoBank Facility.

     There are several conditions to the completion of the Restructuring, either pursuant to the Recapitalization Plan or the Prepackaged Plan, including the following:


     The Certificate of Knology, must be amended and restated pursuant to Charter Amendment. The Charter Amendment would have the following effects:

          (1) Increase the number of shares of capital stock and preferred stock that Knology is authorized to issue;

          (2) Designate two new series of preferred stock, the Series D preferred stock and the non-voting Series E preferred stock to be issued in the Restructuring, each with a liquidation preference superior to the existing preferred stock;

          (3)  Authorize a new class of non-voting common stock;

          (4) Amend the rights, preferences and privileges of the existing preferred stock to, among other things:

               o    Eliminate certain separate class voting rights; and

               o    Eliminate certain anti-dilution protections;

          (5) Change the definition of "Qualified Public Offering" to eliminate the minimum requirements with respect to the per share public offering price and the aggregate gross proceeds to be received by Knology;

          (6) Increase the number of shares of common stock that may be reserved for issuance to Knology's management pursuant to the exercise of stock options; and

          (7) Conform other provisions of the Certificate to give effect to the foregoing.

     o The existing Stockholders Agreement, dated as of February 7, 2000, as amended as of January 12, 2001, by and among Knology and certain of its stockholders, must be amended in certain respects.

     o Certain existing Knology stockholders must contribute approximately $39.0 million in cash pursuant to the Private Placement in exchange for 13 million shares of Knology's Series C preferred stock at a purchase price of $3.00 per share.

     o Certain existing Knology stockholders who, pursuant to the Stockholders Agreement, have preemptive rights to o participate in future offerings of Knology capital stock must waive their preemptive rights with respect to shares issued in the Private Placement and the Restructuring.

     o The existing $15.5 million senior secured credit facility by and among Wachovia, as lender, Broadband, as guarantor, and the subsidiaries of Broadband, as borrowers, must be amended and restated.

     In addition, the completion of the Recapitalization Plan is conditioned upon, among other matters, Knology's receipt of tenders from 100% of the outstanding principal amount at maturity of the Old Notes held by holders of the Old Notes, other than Valley, that are accredited investors, QIBs, or non-U.S. Persons, in each case as such terms are defined under the Securities Act (the "Minimum Tender Condition"). Valley, SCANA, the Burton Partnerships, and certain other holders of Old Notes who, together with Valley, SCANA and the Burton Partnerships, collectively hold in the aggregate approximately 79.4% principal amount at maturity of the outstanding Old Notes, have agreed to tender their Old Notes in the Exchange Offer and to consent in the Consent Solicitation to the proposed amendments to the indenture governing the terms of the Old Notes and the waiver of any defaults or events of default under such indenture pursuant to the Lockup Agreement entered into by those holders with Knology and Broadband. Knology can waive the Minimum Tender Condition only with the approval of a special committee of Knology's board of directors, Non-Affiliated Holders that are a party to the Lockup Agreement holding, beneficially or of record, at least 75% in aggregate principal amount at maturity of the Old Notes held by all Non-Affiliated Holders that are a party to the Lockup Agreement, and SCANA.


     If the conditions to competition of the Recapitalization Plan, including the Minimum Tender Condition, are not met or waived or Knology is otherwise unable to complete the Recapitalization Plan, but Knology and Broadband do receive required acceptances to confirm the Prepackaged Plan, Broadband has agreed to file the Prepackaged Plan. The completion of the Prepackaged Plan, if it is filed, will require the approval of the Prepackaged Plan by the bankruptcy court. To obtain approval of the Prepackaged Plan by the bankruptcy court on a consensual basis, Knology and Broadband must receive acceptances from at least two-thirds in amount and over one-half in number of holders of each class of impaired claims that vote on the Prepackaged Plan. Knology, Valley, SCANA, the Burton Partnerships, Wachovia and the Non-Affiliated Holders each constitute a separate class of impaired claims for purposes of voting to accept the Prepackaged Plan. Knology, SCANA, the Burton Partnerships, Valley, Wachovia and certain Non-Affiliated Holders have agreed to vote in favor of acceptance of the Prepackaged Plan pursuant to the Lockup Agreement.

EFFECTS OF RESTRUCTURING

     If the contemplated Restructuring, including the Private Placement, is completed, there will be material changes to our working capital and capitalization as well as significant changes in recent trends of interest expense and net income. A one-time charge will be recorded representing the costs incurred related to the Restructuring. In addition, we are considering a one-time charge for the impairment of inventory, construction work in progress and intangible franchise costs resulting from the restrictive nature of certain new covenants in the indenture as they relate to the use of operating cash flows or new borrowings for expansion into new markets. The following is a summary of the transactions resulting from the Restructuring and the impact on our working capital, capitalization and results of operations:

     o Cash and working capital will increase approximately $35.7 million, consisting of $39.0 million from the Private Placement offset by an estimated $3.3 million cash payment for fees related to the Restructuring.

     o In accordance with SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," no gain will be recorded in connection with the restructuring since the total future cash flows related to the New Notes exceeds the carrying value of the Old Notes. The carrying amount of the New Notes will be lower than the carrying amount of the Old Notes due primarily to the allocation of the equity issued in the Restructuring. The carrying amount of the New Notes will include an initial principal amount of $194.9 million plus an amount of accrued interest to be recorded on the effective date of the Restructuring, less the amount of equity to be issued in the Restructuring and the unamortized balance of debt issuance costs related to the Old Notes.

     o Interest expense will significantly decrease to approximately $19.5 million on an annual basis due to the reduced amount of debt and the accounting treatment of the New Notes in accordance with SFAS 15. SFAS 15 requires interest expense to be accounted for using the effective interest method after considering the embedded accrued interest resulting after the allocation of equity issued in the Restructuring.

     o A one-time charge of approximately $5.9 million will be recorded as non-operating expenses representing the costs of the Restructuring, including fees incurred for financial advisors, legal, accounting and printer services.

     o The New Notes issued in connection with the Restructuring include covenants limiting our ability to fund expansion into new markets, including Nashville and Louisville. Due to the restrictive nature of the new covenants as they relate to the use of operating cash flows or new borrowings for expansion, we are evaluating our inventory, construction work in process and intangible franchise costs for impairment. Based on our preliminary evaluation, a one-time charge in the range of $9.5 - $13.0 million may be recorded for the impairment of inventory, construction work in progress and intangible franchise costs.

FUTURE FUNDING

     Our business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of our interactive broadband networks, funding subscriber equipment, maintaining the quality of our networks, and to finance the repayment, extinguishment or repurchase of our debt.

     We have completed the construction of our networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. Subject to available financing, in 2002, we expect to spend approximately $50.5 million for capital expenditures, of which $13.0 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems; network equipment, including switching and transport equipment, and billing and information systems. We will need to obtain additional financing to complete our 2002 planned capital expenditures.

     As a condition to completing the restructuring, each of ITC Telecom Ventures, Inc. and SCANA will purchase 6,500,000 shares of our Series C preferred stock at a per share price of $3.00, for aggregate proceeds of $39.0 million. Although there can be no assurance we will be able to do so, if we are successful in their efforts to complete the Restructuring, the financing obtained through the Private Placement should allow us to meet our obligations and operate as a going concern through 2002.

     Funding to complete the construction of our networks throughout our markets and for our working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. We have historically relied on debt and equity financing to meet our funding requirements and we plan to continue to rely on debt and equity financing to fund our capital needs. However, there can be no assurance that sufficient debt or equity funding will continue to be available in the future or that it will be available on terms acceptable to us. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. Failure to obtain additional funding would also limit our ability to continue in business or to expand our business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

     We have received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is currently being contested by the incumbent cable provider. We have spent approximately $7.3 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Due to the uncertainties in the current financial markets, planned expansion into Nashville and Louisville has been delayed. We also plan to expand to additional cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to complete this expansion, for new business activities or in the event we decide to make acquisitions. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If we are not successful in raising additional capital, we will not be able to expand as planned.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if used, are employed as risk management tools and not for trading purposes.

     We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facilities which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facilities. A hypothetical 10% increase in interest rates on our variable rate bank debt for the duration of one year would increase interest expense by an immaterial amount.

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

 3.1.1 Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.1 to Knology, Inc.'s Quarterly Report on Form 10-Q or the quarter ended June 30, 2001).

 3.1.2 Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.2 to Knology, Inc.'s Annual Report on Form 10-K or the quarter ended December 31, 2001).

   3.2      Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit
            3.2 to Knology Inc. Registration Statement on Form S-1/A (File
            No. 333-89179) filed December 27, 1999).

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

   4.2      Form of Senior Discount Note (contained in Exhibit 4.1).

   4.3      Form of Exchange Note (contained in Exhibit 4.1).

  10.1 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and Knology Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.1      Ninth Amendment to Credit Facility Agreement, dated as of June 30,
            2002.

  99.1 Statement of the Chief Executive Officer and the Chief Financial Officer of Knology, Inc. Pursuant to 18 U.S.C.s.1350


     (B) REPORTS ON FORM 8-K

     On June 25, 2002, the Company filed on form 8-K, a press release announcing a change in registrant's certifying accountant for the year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KNOLOGY, Inc.

August 14, 2002                               By: By: /s/ Rodger L. Johnson
                                                  ------------------------------
                                                  Rodger L. Johnson
                                                  President and Chief Executive
                                                  Officer





August 14, 2002                               By: By: /s/ Robert K. Mills
                                                  ------------------------------
                                                  Robert K. Mills
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)