Form 10-Q/A
period 2002-06-30
KNOLOGY INC
filed 2002-08-26
CIK 1096788

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         KNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       June 30,      December 31,
                                                                         2002            2001
                                                                       --------      -----------
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                      $  22,877       $  38,074
       Accounts receivable, net                                          15,208          13,420
       Affiliate receivable                                                  78             594
       Prepaid expenses and other                                         2,667             946
                                                                      ---------       ---------
                    Total current assets                                 40,830          53,034
PROPERTY, PLANT AND EQUIPMENT, net                                      384,826         400,851
INVESTMENTS                                                              12,580          12,625
INTANGIBLE AND OTHER ASSETS, net                                         47,987          50,030
                                                                      ---------       ---------
                    Total assets                                      $ 486,223       $ 516,540
                                                                      =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of notes payable                               $  18,747       $  17,096
       Accounts payable                                                  21,678          18,102
      Accrued liabilities                                                10,138          10,583
       Unearned revenue                                                   7,732           6,636
                                                                      ---------       ---------
                    Total current liabilities                            58,295          52,417
                                                                      ---------       ---------
NONCURRENT LIABILITIES:
       Notes payable                                                     29,681          31,331
       Unamortized investment tax credits                                   146             182
       Senior discount notes, net of discount                           359,982         339,486
                                                                      ---------       ---------
                    Total noncurrent liabilities                        389,809         370,999
                                                                      ---------       ---------
                    Total liabilities                                   448,104         423,416
                                                                      ---------       ---------

WARRANTS:                                                                 1,861           4,726

STOCKHOLDERS' EQUITY:
       Convertible preferred stock                                        1,094           1,094
       Common stock                                                           5               5
       Additional paid-in capital                                       394,741         394,741
       Accumulated deficit                                             (359,582)       (307,442)
                                                                      ---------       ---------
                    Total stockholders' equity                           36,258          88,398
                                                                      ---------       ---------
                    Total liabilities and stockholders' equity        $ 486,223       $ 516,540
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

     The following is a proforma presentation of reported net loss and loss per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

                                                      Proforma Results
                                              For the six months ended June 30,
                                                   2002              2001
                                                   ----              ----

Reported loss                                   $(52,140)          $(97,371)
Goodwill amortization (net of tax)                    --                 --

Adjusted net loss                               $(52,140)                --

Basic and diluted loss per share
Reported loss per share - basic and diluted      $(0.42)                 --
Goodwill amortization (net of tax)                   --                  --

Adjusted basic earnings per share                $(0.42)                 --


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

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               ----------------
                                                                 2002     2001
                                                                 ----     ----
Operating revenues:
  Video                                                           44%      47%
  Voice                                                           41       42
  Data and other                                                  15       11
                                                                 ---     ----

          Total                                                  100      100
Operating expenses:
  Cost and expenses, excluding
     depreciation and amortization                                88      105
  Depreciation and amortization                                   58       79
                                                                ----     ----
          Total                                                  146      184
                                                                ----     ----
Operating loss                                                   (46)     (84)
Other income and expenses, net                                   (30)     (41)
                                                                ----     ----
Loss before income taxes and cumulative effect of
 change in accounting principle                                  (76)    (125)
Income tax provision                                               0        0
                                                                ----     ----
Loss before cumulative effect of change in accounting
 principle                                                       (76)    (125)
Cumulative effect of change in accounting principle               (2)       0
                                                                ----     ----
          Net loss                                               (78)%   (125)%
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

     Other Income and Expense, including interest income and interest expense. Our total other expense decreased from $19.9 million for the six months ended June 30, 2001 to $19.8 million for the six months ended June 30, 2002. Interest income was $1.9 million for the six months ended June 30, 2001, compared to $211,000 for the same period in 2002. The decrease in interest income primarily reflects the lower average cash balances for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Interest expense increased from $21.3 million for the six months ended June 30, 2001, to $21.8 million for the six months ended June 30, 2002. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997 by Broadband. In connection with the Restructuring, and during the six months ended June 30, 2002, we adjusted the carrying value of the warrants to market value based on the approximate per share value of our Series A preferred stock, the underlying equity instrument of the warrants. The approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2.9 million gain on the adjustment of warrants to market value. Other expenses, net increased from $600,000 for the six months ended June 30, 2001 to $943,000 for the six months ended June 30, 2002.

     Income Tax Provision. We recorded no tax provision for the six months ended June 30, 2001, compared to an income tax provision of $119,000 for the same period in 2002, representing a state tax provision related to our telephone operations group subsidiaries.

     Net Loss. We incurred a net loss of $60.8 million for the six months ended June 30, 2001, compared to a net loss of $52.1 million for the six months ended June 30, 2002. We expect net losses to continue to increase as we continue to expand our business.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2001 and 2002.

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             ------------------
                                                                2002     2001
                                                                ----     ----
Operating revenues:
  Video.                                                         44%      47%
  Voice.                                                         41       42
  Data and other                                                 15       11
                                                                ---     ----

          Total                                                 100      100
Operating expenses:
  Cost and expenses, excluding
     depreciation and amortization                               86      103
  Depreciation and amortization.                                 59       78
                                                                ---     ----
          Total                                                 145      181
                                                                ---      ---
Operating loss                                                  (45)     (81)
Other income and expenses, net                                  (24)     (40)
                                                                ---      ---
Loss before income taxes and cumulative effect of
  change in accounting principle                                (69)    (121)
Income tax provision                                             (1)       0
                                                                ---     ----
Loss before cumulative effect of change in accounting
  principle                                                     (70)    (121)
Cumulative effect of change in accounting principle              (0)       0
                                                                ---     ----
          Net loss                                              (70)%   (121)%
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

     Other Income and Expense, including interest income and interest expense. Our total other expense decreased from $10.3 million for the three months ended June 30, 2001 to $8.2 million for the three months ended June 30, 2002. Interest income was $810,000 for the three months ended June 30, 2001, compared to $82,000 for the same period in 2002. Interest expense increased from $10.9 million for the three months ended June 30, 2001, to $11.1 million for the three months ended

June 30, 2002. Gain on adjustment of warrants to market was $2.9 million for the three months ended June 30, 2002. Other expenses, net decreased from $210,000 for the three months ended June 30, 2001 to $115,000 for the three months ended June 30, 2002.

     Income Tax Provision. We recorded no tax provision for the three months ended June 30, 2001, compared to an income tax provision of $110,000 for the same period in 2002, representing a state tax provision related to our telephone operations group subsidiaries.

     Net Loss Attributable to Common Stockholders. We incurred a net loss of $30.8 million for the three months ended June 30, 2001, compared to a net loss of $24.3 million for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had a net working capital deficit of $17.5 million, compared to net working capital of $617,000 as of December 31, 2001. The increase in the deficit from December 31, 2001 to June 30, 2002 is due to a decrease in cash partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

     Net cash used by operations totaled $53.5 million for the six months ended June 30, 2001 and net cash provided by operations totaled $8.1 million for the six-month period ended June 30, 2002. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

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

                                              KNOLOGY, Inc.

August 26, 2002                               By: By: /s/ Rodger L. Johnson
                                                  ------------------------------
                                                  Rodger L. Johnson
                                                  President and Chief Executive
                                                  Officer





August 26, 2002                               By: By: /s/ Robert K. Mills
                                                  ------------------------------
                                                  Robert K. Mills
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)