Form 10-K/A
period 2001-12-31
KNOLOGY INC
filed 2002-10-29
CIK 1096788

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

We have lost money on our operations to date and expect to continue to lose money in the future.

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

We received a going concern opinion from our independent accountants with respect to our audited financial statements for the three years ended December 31, 2001.

         Due to recurring losses from operations, an unfavorable working capital position, and uncertainty related to our liquidity position, our independent accountants issued audit opinions with respect to our audited financial statements for the three years ended December 31, 2001 which raised substantial doubt about our ability to continue as a going concern. As a result, our suppliers and customers may either refuse to continue doing business with us or may refuse to extend trade credit to us.

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

       In addition, our existing credit facilities requires us to maintain specified financial ratios. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at the maturity of the debt.

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

We may encounter difficulties expanding into additional markets, which could adversely affect our results of operations.

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

The rates we pay for pole attachments may significantly increase, which could adversely affect our results of operations.

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

       To be successful, we will need to retain our existing cable television subscribers and to attract cable television subscribers away from our competitors. Some of our competitors have competitive advantages over us, such as long-standing customer relationships and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing video service, we currently compete with AT&T Broadband, Comcast Cable Communications, Inc., Time Warner Cable, Mediacom Communications Corporation and Charter Communications, Inc. We also compete with satellite television providers DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include:

o      other cable television providers;

o      broadcast television stations; and

o      other satellite television companies.

We expect in the future to compete with telephone companies providing cable television service within their service areas and wireless cable companies, which could adversely affect our results of operations.

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

       We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming. We provide programming in each of these markets as well, and these exclusivity arrangements restrict our access to programming. Our restricted ability to offer popular programming on our cable television systems may adversely affect the demand for our cable services or increase our cost to obtain programming.

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

       Existing and future technological implementations and developments may reduce our networks' competitiveness or require expensive and time-consuming upgrades or additional equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result. We are currently implementing a new customer billing system, which may not be implemented successfully.

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

                                                                                        For the
                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                       (in thousands)
                                                            1997            1998            1999            2000           2001
                                                            ----            ----            ----            ----           ----
Statement of Operations Data:
Operating revenues ..................................... $     17,633   $      45,132        $  66,721    $    82,573   $   106,189
Operating expenses:
  Cost of services .....................................        3,121          16,797           26,965         31,010        32,469
  Selling, operations and administrative ...............        9,498          33,266           45,960         58,725        73,322
Depreciation and amortization ..........................        2,782          17,327           40,970         60,672        78,954
                                                         ------------   -------------        ---------    -----------   -----------
Total operating expenses ...............................       15,401          67,390          113,895        150,407       184,745
Operating income (loss) ................................        2,232         (22,258)         (47,174)       (67,834)      (78,556)
Interest (expense), net ................................          455         (19,428)         (32,944)       (34,859)      (40,069)
Equity losses in subsidiary ............................       (2,445)              0                0              0             0
Other income (expense), net ............................          (59)            784              107         (1,373)         (834)
Income (loss) before minority interest,
   income tax (provision) benefit, extraordinary item,
   and cumulative effect of a change in accounting
   principle ...........................................          183         (40,902)         (80,011)      (104,066)     (119,459)
Minority interest ......................................            0          13,294            3,268              0             0
Income tax (provision) benefit .........................       (1,011)          5,631           19,697          3,170        (2,789)
Extraordinary gain on debt extinguishment ..............            0               0                0              0        31,875
Cumulative effect of a benefit change in
   accounting principle ................................            0            (583)               0              0             0
                                                         ------------   -------------        ---------    -----------   -----------
Net income (loss) ......................................         (828)        (22,560)         (57,046)      (100,896)      (90,373)
Subsidiary preferred stock dividends ...................       (4,193)         (1,424)          (1,745)             0             0
                                                         ------------   -------------        ---------    -----------   -----------
Non-cash distribution to preferred shareholders ........            0               0                0              0       (36,579)
                                                         ------------   -------------        ---------    -----------   -----------
Net income (loss) attributable to common
   stockholders ........................................ $     (5,021)  $     (23,984)       $ (58,791)   $  (100,896)  $  (126,952)
                                                         ============   =============        =========    ===========   ===========
Other Financial Data:
Capital expenditures ................................... $      1,727   $     120,227        $  87,386    $   146,706    $   86,696
Capitalized interest ...................................          676           2,469            3,040          2,329         2,430
Cash provided by (used in) operating activities ........        3,680          23,036            2,236         35,884       (13,251)
Cash used in investing activities ......................      (22,224)        (34,587)         (29,316)      (149,986)     (111,927)
Cash provided by financing activities ..................       18,726          16,083           29,740        126,911       142,624
Ratio of earnings to fixed charges and
   preference dividends(1) .............................        1.03x               0                0              0             0




                                                                                          As of
                                                                                       December 31,
                                                                                       ------------
                                                                                      (in thousands)
                                                            1997           1998            1999          2000          2001
                                                            ----           ----            ----          ----          ----
Balance Sheet Data:
Cash and cash equivalents ..............................  $   627        $  5,159         $  7,819      $  20,628     $  38,074
Net working capital ....................................   (1,240)         49,979           15,664        (12,918)          617
Property and equipment, net ............................   11,261         211,886          273,897        377,421       400,851
Total assets ...........................................   30,196         374,681          400,334        489,406       516,540
Long-term debt, including
   accrued interest ....................................       --         276,179          331,012        367,915       370,999
Total liabilities ......................................    6,656         314,414          357,684        416,715       423,416
Minority interest ......................................       --           3,268               --             --            --
Retained earnings
  (accumulated deficit..................................    3,181         (20,802)         (79,593)      (180,490)     (307,442)
Total stockholders' equity .............................   23,540          54,512           37,923         67,965        88,398



(1) Earnings consist of income before preferred stock dividends, income taxes and fixed charges. Fixed charges consist of interest expense, capitalized interest and the portion of rent expense under operating leases representing interest, which is estimated to be one-third of such expense. Our earnings were not sufficient to cover our fixed charges by $76.7 million, $104.1 million and $119.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US AS A RESULT OF A GOING CONCERN OPINION WE RECEIVED FROM OUR INDEPENDENT ACCOUNTANTS WITH RESPECT TO OUR AUDITED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2001, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN ITEM 1--BUSINESS--RISK FACTORS. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

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

       Broadband and its subsidiaries have been consolidated with us since
1998 in relation to the 85% controlling interest obtained by ITC Holding in July 1998, which was recorded at ITC Holding's historical cost. During 1999, the 15% of Broadband that we did not own has been reflected as minority interest and the pro rata losses attributed to the minority holders to the extent that their investment was greater than zero in accordance with Financial Accounting Standards Board (FASB) Current Text on Consolidation and Statement of Financial Accounting Standards (SFAS) No. 94.

       The exchange of the remaining 15% of Broadband for shares of our Series A preferred stock was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. We had recorded 100% of Broadband's losses since Broadband's equity was less than zero.

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

Revenues and Expenses

       We can group our revenues into the following categories:

o Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 50.6% and 46.0% of our consolidated revenues for the years ended December 31, 2000 and 2001, respectively. In providing video services we currently compete with AT&T Broadband, Comcast Cable Communications, Inc., Time Warner Cable, Mediacom Communications Corporation and Charter Communications, Inc. We also compete with satellite television providers DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include other cable television providers; broadcast television stations; and other satellite television companies. We expect in the future to compete with telephone companies providing cable television service within its service areas and with wireless cable companies.

o Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 42.4% and 42.2% of our consolidated revenues for the years ended December 31, 2000 and 2001, respectively.

o Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 7.0% and 11.8% of our consolidated revenues for the year ended December 31, 2000 and 2001, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages, such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

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

       We expect the growth of new video connections to decrease as the video segment matures in its current markets. While the number of new video connections may decrease, management feels that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Revenues. Operating revenues increased 28.6% from $82.6 million for the year ended December 31, 2000, to $106.2 million for the year ended December 31, 2001. Operating revenues from video services increased 16.8% from $41.8 million for the year ended December 31, 2000, to $48.8 million for the same period in 2001. Operating revenues from voice services increased 28.2% from $34.9 million for the year ended December 31, 2000, to $44.8 million for the same period in 2001. Operating revenue from data and other services increased 116% from $5.8 million for the year ended December 31, 2000, to $12.6 million for the same period in 2001, $11.6 million of which were revenues from data services in 2001. The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 179,223 as of December 31, 2000, to 238,942 as of December 31, 2001. The factors that contributed to this increase in connections include:

  . our existence as one of the sole providers offering a bundled communication solution;

  . the organic sales and marketing efforts by our direct sales force and customer service groups; and

  . the construction of new networks and the extension and upgrading of existing networks. The construction and extension of our networks are continually adding new marketable homes available to the sales and marketing efforts.

All of these factors and our competitive pricing have allowed us to, and are expected to continue to allow us to, add connections and grow its connection base.

    Cost of Services. Cost of services increased 4.7% from $31.0 million for the year ended December 31, 2000, to $32.5 million for the year ended December 31, 2001. Cost of services for video services increased 25.9% from $18.4 million for the year ended December 31, 2000, to $23.2 million for the same period in 2001. Cost of services for voice services decreased 30.9% from $12.0 million for the year ended December 31, 2000, to $8.3 million for the same period in 2001. Cost of services for data and other services increased 61.4% from $615,000 for the year ended December 31, 2000, to $993,000 for the same period in 2001. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

   Operating Margins. Margins increased 43.0% from $51.6 million for the year ended December 31, 2000, to $73.7 million for the year ended December 31, 2001. Margins for video services increased 9.6% from $23.4 million for the year ended December 31, 2000, to $25.6 million for the same period in 2001. Margins for voice services increased 58.9% from $23.0 million for the year ended December 31, 2000, to $36.5 million for the same period in 2001. Margins for data and other services increased 123% from $5.2 million for the year ended December 31, 2000, to $11.6 million for the same period in 2001.

    Operating Expenses. Our operating expenses, excluding depreciation and amortization, increased 24.9% from $58.7 million for the year ended December 31, 2000, to $73.3 for the year ended December 31, 2001. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of Knology's operations and an increase in the number of employees associated with such expansion and growth into new markets. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets.

    Our depreciation and amortization increased from $60.7 million for the year ended December 31, 2000, to $79.0 million for the year ended December 31, 2001. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks, the upgrading of older systems to broadband capabilities, and the purchase of buildings, computers and office equipment.

   Other Income and Expense, Including Interest Income and Interest
Expense. Our total other expense increased from $36.2 million for the year ended December 31, 2000, to $40.9 million for the year ended December 31, 2001. Interest income was $4.9 million for the year ended December 31, 2000, compared to $2.7 million for the same period in 2001. The decrease in interest income primarily reflects the interest earned from the investment of proceeds received in the Series C preferred stock offering completed in June 2001. Knology capitalized interest related to the construction of its broadband networks of $2.3 million and $2.4 million for the years ended December 31, 2000 and 2001, respectively. Interest expense increased from $39.7 million for the year ended December 31, 2000, to $42.8 million for the year ended December 31, 2001. The increase in interest expense is due to the accretion of the book value of the 11 7/8 senior discount notes due 2007 issued by Broadband. Other expenses, net decreased from $1.4 million for the year ended December 31, 2000 to $834,000 for the year ended December 31, 2001. The decrease reflects charges taken for obsolescence and changes in technology related to inventory.

   Income Tax Provision. We recorded an income tax benefit of $3.2 million for the year ended December 31, 2000, compared to an income tax expense of $2.8 million for the same period in 2001. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. We recorded an income tax provision of $2.8 million at December 31, 2001, which includes a $2.3 million reserve recorded against a receivable for an alternative minimum tax (ATM) credit carryforward. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest in Broadband. Following the spin-off of Knology by ITC Holding, Knology no longer participates in the tax sharing agreement. Therefore, Knology no longer receives any payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, Knology now records a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

   Loss Before Extraordinary Item. We incurred a loss before extraordinary item of $100.9 million for the year ended December 31, 2000, compared to a loss before extraordinary item of $122.2 million for the year ended December 31, 2001.

   Extraordinary Gain on Debt Extinguishment. In September 2001, our subsidiary, Valley, repurchased Broadband discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. In October 2001, Valley repurchased Broadband discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. These transactions resulted in an extraordinary gain of $31.9 million, consisting of a gain of $32.7 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Broadband discount notes in October 1997.

   Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $100.9 million for the year ended December 31, 2000, compared to a net loss attributable to common stockholders of $127.0 million for the year ended December 31, 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues. Operating revenues increased 23.8% from $66.7 million for the year ended December 31, 1999, to $82.6 million for the year ended December 31, 2000. Operating revenues from video services increased 18.9% from $35.2 million for the year ended December 31, 1999, to $41.8 million for the same period in 2000. Operating revenues from voice services increased 21.4% from $28.8 million for the year ended December 31, 1999, to $34.9 million for the same period in 2000. Operating revenue from data and other services increased 109% from $2.8 million for the year ended December 31, 1999, to $5.8 million for the same period in 2000, $5.5 million of which were revenues from data services in 2000. The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 138,713 as of December 31, 1999, to 179,223 as of December 31, 2000. The additional connections resulted primarily from:

  . the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

  . the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

  . internal growth in connections generated by our sales and marketing efforts.

   Cost of Services. Cost of services increased 15.0% from $26.9 million for the year ended December 31, 1999, to $31.0 million for the year ended December 31, 2000. Cost of services for video services increased 22.3% from $15.1 million for the year ended December 31, 1999, to $18.4 million for the same period in 2000. Cost of services for voice services decreased 3.1% from $11.6 million for the year ended December 31, 1999, to $12.0 million for the same period in 2000. Cost of services for data and other services increased 107% from $297,000 for the year ended December 31, 1999, to $615,000 for the same period in 2000. Management expects our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

   Operating Margins. Margins increased 29.7% from $39.8 million for the year ended December 31, 1999, to $51.6 million for the year ended December 31, 2000. Margins for video services increased 16.4% from $20.1 million for the year ended December 31, 1999, to $23.4 million for the same period in 2000. Margins for voice services increased 33.8% from $17.2 million for the year ended December 31, 1999 to $23.0 million for the same period in 2000. Margins for data and other services increased 109% from $2.5 million for the year ended December 31, 1999, to $5.2 million for the same period in 2000.

   Operating Expenses. Our operating expenses, excluding depreciation and amortization, increased 27.8% from $46.0 million for the year ended December 31, 1999, to $58.7 million for the year ended December 31, 2000. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of Knology's operations and an increase in the number of employees associated with such expansion and growth into new markets. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets.

   Our depreciation and amortization increased from $41.0 million for the year ended December 31, 1999, to $60.7 million for the year ended December 31, 2000.

   Other Income and Expense, Including Interest Income and Interest
Expense. Our total other expense increased from $32.8 million for the year ended December 31, 1999 to $36.2 million for the year ended December 31, 2000. Interest income was $1.5 million for the year ended December 31, 1999, compared to $4.9 million for the same period in 2000. The increase in interest income primarily reflects the interest earned from the investment of proceeds received in the Series B preferred stock offering completed in February 2000. Knology's capitalized interest related to the construction of its broadband networks of $3.0 million and $2.3 million for the years ended December 31, 1999 and 2000, respectively. Interest expense increased from

$34.3 million for the year ended December 31, 1999, to $39.7 million for the year ended December 31, 2000. The increase in interest expense is due to the accretion of the book value of the Broadband discount notes. Other income (expenses), net was income of $107,000 for the year ended December 31, 1999, and an expense of $1.4 million for the year ended December 31, 2000. The expense of $1.4 million in 2000 reflects charges taken for obsolescence and changes in technology related to inventory.

   Income Tax Benefit. We recorded an income tax benefit of $19.7 million for the year ended December 31, 1999, compared to an income tax benefit of $3.2 million for the same period in 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under the former tax sharing agreement with ITC Holding.

   Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $58.8 million for the year ended December 31, 1999, compared to a net loss attributable to common stockholders of $100.9 million for the year ended December 31, 2000.


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


   Following are the cash obligations for maturities of long-term debt for each of the next five years as of December 31, 2001:

                                                   In millions
                                                   -----------
                        2002......................   $ 18.8
                        2003......................     58.4
                        2004......................     58.4
                        2005......................     58.4
                        2006......................     58.4
                        Thereafter................    515.7
                        Total.....................   $768.0

   Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                                                 In millions
                                                 -----------
                    2002..........................    $0.6
                    2003..........................     0.9
                    2004..........................     0.7
                    2005..........................     0.7
                    2006..........................     0.5
                    Thereafter....................     3.0
                    Total minimum lease payments..    $6.3


         Funding to complete the construction of our networks throughout our markets and for our working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. We have historically relied on debt and equity financing to meet our funding requirements and plan to continue to rely on debt and equity financing to fund our capital needs, however, sufficient debt or equity funding might not continue to be available in the future or be available on terms acceptable to us. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. Failure to obtain additional funding would also limit our ability to continue in business or to expand our business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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

     3.1.2** Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc.

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

    10.21*** Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc.

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

    10.32.7** Seventh Amendment to Credit Facility Agreement, dated as of January 1, 2002.

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

    10.56** Subordinated Intercompany Credit Agreement Promissory Note, dated January 1, 2002 made by KNOLOGY Broadband, Inc. in favor of KNOLOGY, Inc.

    10.56.1** Intercompany Loan Guaranty, dated as of January 1, 2002, executed by KNOLOGY of Columbus, Inc., KNOLOGY of Montgomery, Inc., KNOLOGY of Panama City, Inc., KNOLOGY of Augusta, Inc., KNOLOGY of Charleston, Inc, KNOLOGY of South Carolina, Inc., KNOLOGY of Alabama, and KNOLOGY of Florida, Inc., KNOLOGY of Huntsville, Inc., and KNOLOGY Broadband, Inc., as Guarantors in favor of KNOLOGY, Inc.

    10.56.2** Security Agreement, dated as of January 1, 2002, made by
              KNOLOGY Broadband, Inc., and certain undersigned Subsidiaries of KNOLOGY Broadband, Inc. in favor of KNOLOGY, Inc.

    10.56.3** Pledge Agreement, dated as of January 1, 2002, made by
              KNOLOGY Broadband, Inc., in favor of KNOLOGY, Inc.

    21.1**    Subsidiaries of Knology, Inc.

    23.1**    Consent of Arthur Andersen LLP

    99.1**    Letter from Knology, Inc. to the SEC regarding Arthur Andersen LLP

    99.2 Statement of the Chief Executive Officer and the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. (s)1350.

    ----------------
     * Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the Confidentiality Request. Such omitted information has been filed separately with the commission.

    **        Previously filed.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of October, 2002.

                              KNOLOGY, INC.

                              By:   /s/ Rodger L. Johnson
                              --------------------------------
                              Rodger L. Johnson
                              President and Chief Executive Officer


                                 CERTIFICATIONS


I, Rodger L. Johnson, President and Chief Executive Officer of Knology, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Knology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                           /s/ Rodger L. Johnson
Date: October 29, 2002                     ________________________________
                                           Rodger L. Johnson
                                           President and Chief Executive Officer


I, Robert K. Mills, Chief Financial Officer of Knology, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Knology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                            /s/ Robert K. Mills
Date: October 29, 2002                      ________________________________
                                            Robert K. Mills
                                            Chief Financial Officer

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 7, 2002


THE ABOVE REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF THE PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP, AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                         KNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                         KNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


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

                         KNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN THOUSANDS)


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

                         KNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


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

                         KNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 2000, AND 2001

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

       In the fourth quarter of 1997, Knology Broadband issued units consisting of senior discount notes due in 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250,000. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2,500 of the gross proceeds has been allocated to the warrants. Each warrant allowed the holder to purchase .003734 shares of Knology Broadband's preferred stock at an exercise price of $0.01 per share. The warrants have been exchanged for warrants to purchase Knology, Inc. Series A preferred stock. The warrants may be exercised at any time after October 22, 1998 and will expire on October 22, 2007. Upon a repurchase event, including a change of control, Knology must make an offer to repurchase for cash all outstanding warrants. Knology Broadband incurred approximately $7,900 in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of Knology Broadband to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of Knology Broadband, to fund expansion of Knology Broadband's business, and for additional working capital and general corporate purposes.

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

       The holders of Series A, B and C preferred stock have the right to vote together with the holders of common stock, on an as-converted basis, on all matters presented to the holders of common stock. Additionally, the holders of Series A, B and C preferred stock, each voting as a separate class, have the right to approve certain matters, including:

       . authorizations, designations or issuances any new class or series of the Company's securities with rights and preferences superior to, or in parity with, that series of preferred stock;

       . authorizations, designations or issuances of shares of that series of preferred stock;

       . amendments of the Company's certificate of incorporation or bylaws in a way that materially adversely affects the holders of that series of preferred stock; or

       .    voluntary dissolutions of the Company.

       Further Knology's preferred stockholders have the right to approve certain business combinations and redemptions of Knology's stock. Additionally, the preferred stockholders have the right to approve any amendment, modification or waiver of the terms of their respective series of preferred stock.

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

/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2002


THE ABOVE REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF THE PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP, AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                                   SCHEDULE II

                         KNOLOGY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                             (DOLLARS IN THOUSANDS)

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
