Form 10-Q/A
period 2002-03-31
KNOLOGY INC
filed 2002-10-29
CIK 1096788

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
(DOLLARS IN THOUSANDS)

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

The following is a proforma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results For the three months ended March 31,
	2002	2001
Reported loss attributable to common stockholders	$(27,882)	$(66,554)
Goodwill amortization (net of tax)	—	1,198
Adjusted net loss	$(27,882)	$(65,356)

Intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

	Gross Assets	Accumulated Amortization	Net Assets
Subscriber Base Non-compete Agreement, Other
March 31, 2002	$94,029	$(51,102)	$42,927
December 31, 2001	$95,394	$(51,031)	$44,363

The net amount of goodwill at March 31, 2002 and December 31, 2001 was $40.8 million and $42.1 million, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

Amortization expense related to goodwill and intangible assets was $197 and $4,367 for the three months ended March 31, 2002 and 2001, respectively.

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

We expect the growth of new video connections to decrease as the video segment matures in its current markets. While the number of new video connections may decrease, management feels that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that its consolidated cost of services as a percentage of its consolidated revenues will decrease.

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

The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 192,714 as of March 31, 2001 to 256,653 as of March 31, 2002. The additional connections resulted primarily from:

·
The extension of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers. For the three months ended March 31, 2002, these markets together provided us with an increase in video revenues of 49%, voice revenues of 33%, data and other revenues of 27% and total revenues of 36%, in each case, as a percentage of total product revenue increases.

·
The upgrade of our existing broadband networks in Huntsville and Panama City to allow for high capacity interactive communication, which allows these markets to provide voice, data and enhanced products, including digital video and video-on-demand where not previously available. This provides opportunity for new sales to existing customers and sales to new customers in response to requests for bundles of services. For the three months ended March 31, 2002, these markets together provided an increase in video revenues of 29%, voice revenues of 36%, data and other revenues of 42% and total revenues of 36%, in each case, as a percentage of total revenue increases.

·	The construction of the broadband network in the Knoxville market.

We expect the growth in the number of new video connections to decrease as the video segment matures in its current markets. While the number of new video connections may decrease, management believes that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sale and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, management expects that our consolidated cost of services as a percentage of consolidated revenues will decrease.

Cost of Services.    Cost of services increased 28.3% from $7.4 million for the three months ended March 31, 2001, to $9.5 million for the three months ended March 31, 2002. Cost of services for video services increased 26.9% from $5.3 million for the three months ended March 31, 2001, to $6.7 million for the same period in 2002. Cost of services for voice services increased 30.0% from $1.9 million for the three months ended March 31, 2001, to $2.5 million for the same period in 2002. Cost of services for data and other services increased 49.2% from $219,000 for the three months ended March 31, 2001, to $327,000 for the same period in 2002. Management expects our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

Operating Margins.    Margins increased 40.0% from $16.1 million for the three months ended March 31, 2001, to $22.5 million for the three months ended March 31, 2002. Margins for video services increased 25.1% from $5.9 million for the three months ended March 31, 2001, to $7.4 million for the same period in 2002. Margins for voice services increased 34.3% from $8.1 million for the three months ended March 31, 2001, to $10.9 million for the same period in 2002. Margins for data and other services increased 105.1% from $2.1 million for the three months ended March 31, 2001, to $4.2 million for the same period in 2002.

        Operating Expenses.    Operating expenses, excluding depreciation and amortization, increased 6.4% from $17.8 million for the three months ended March 31, 2001, to $19.0 million for the three months ended March 31, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of Knology's operations and an increase in the number of employees associated with such expansion and growth into new markets. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets.

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

We have completed the construction of our networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. In 2002, we expect to spend approximately $50.5 million for capital expenditures, of which $13.0 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems; network equipment, including switching and transport equipment; and billing and information systems. We do not expect to generate sufficient cash flows to cover our planned operating expenses and capital expenditures during 2002. We will need to obtain additional financing to complete our 2002 planned operating expenses and capital expenditures.

Following are the cash obligations for maturities of long-term debt for each of the next five years as of March 31, 2002:

In millions
2002	$18.8
2003	58.4
2004	58.4
2005	58.4
2006	58.4
Thereafter	515.7
Total	$768.0

Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2002 are as follows:

In millions
2002	$0.6
2003	0.9
2004	0.7
2005	0.7
2006	0.5
Thereafter	3.0
Total minimum lease payments	$6.3

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

For the year ended 2001, we reported a net loss before extraordinary item of $122.2 million, and Broadband reported a net loss of $122.9 million. Both companies reported record growth in connections and revenue for the year ended 2001. However, despite both companies’ improving operating performances, management believes that the amount of debt that Broadband carries is still too great and therefore, has pursued the restructuring plan. Knology believes that, unless the restructuring is completed, Broadband may not be able to make the first interest payment of $26.4 million on the existing Broadband discount notes which is due April 15, 2003.

Knology and Broadband have experienced operating losses as a result of the expansion of their advanced broadband communications networks and services in new and existing markets. Management expected, and continuous to expect, to remain focused on increasing customer bases and expanding broadband operations. Accordingly, management expected that both companies would continue to experience operating losses. As of December 31, 2001, Knology had a cash balance of $38.1 million, working capital of $0.6 million, an accumulated deficit of $307.4 million and long-term debt of $370.8 million. Also, as of December 31, 2001, Broadband had a cash balance of $4.5 million, a working capital deficit of $27.0 million, an accumulated deficit of $337.6 million and long-term debt of $412.7 million.

Knology has historically relied on debt and equity financing to meet funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs. As a result of the aforementioned factors and related uncertainties, there was substantial doubt about Broadband’s ability to continue as a going concern. Based on the financial condition of Knology and Broadband and their uncertain liquidity position, Knology’s and Broadband’s independent accountants issued going concern opinions for both companies for the year ended December 31, 2001.

In response to Broadband’s potential inability to service its debt obligations, Knology engaged Credit Suisse First Boston Corporation (CSFB) on February 28, 2002, to assist it in evaluating its strategic alternatives. After examining Broadband’s alternatives, CSFB recommended either that Broadband continue its operations and attempt to satisfy its obligations under the existing Broadband discount notes when they become payable in April 2003 or that Knology and Broadband open discussions with the holders of the Broadband discount notes and offer to exchange the Broadband discount notes for new debt and equity of Knology. Knology elected to open discussions with holders of the Broadband discount notes.

In April 2002, we began discussions with an informal committee of holders of the Broadband discount notes, which was represented by Houlihan Lokey Howard & Zukin Capital. Knology’s board of directors created a special committee to negotiate with the informal noteholders’ committee. This special committee of Knology’s board of directors consists of William Laverack, Jr., Richard S. Bodman and Campbell B. Lanier, III. The informal noteholders’ committee and the special committee and their respective legal and financial advisors worked together during April, May and June of 2002 to develop a plan to restructure the capitalization of Knology and Broadband that would optimize value to the existing holders of the Broadband discount notes and optimize Knology's and Broadband's chances to succeed as operating companies. Although we are actively pursuing discussions with the committee, no restructuring agreement has been reached and there can be no assurance that a restructuring agreement will be reached in the future. Management is currently in discussions with ITC Telecom Ventures, Inc., a current investor and subsidiary of ITC Holding, to negotiate a commitment whereby ITC Telecom Ventures will commit to purchase, at a price, and on terms and conditions, to be negotiated and agreed to by the parties, up to $19.5 million of debt or equity securities of the Company during the year ended December 31, 2002. The ITC Telecom Ventures commitment will be contingent upon the successful restructuring of our capital structure, including Knology Broadband’s senior discount notes. Although there can be no assurance we will be able to do so, if we are successful in our efforts to restructure our capital structure and are able to enter into the $19.5 million commitment with ITC Telecom Ventures, the financing obtained through the commitment should allow us to meet our obligations and operate as a going concern through 2002. Failure to complete the restructuring, including the $19.5 million commitment, would limit our ability to continue in business and would not allow us to meet our debt obligations and therefore place us in default on our debt. This would require us to develop alternative plans to restructure our debt and obtain financing. If we were unable to restructure our debt and obtain additional financing, we would be required to develop plans to liquidate certain assets.

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

10.3.1
Seventh Amendment to Credit Facility Agreement, dated as of January 1, 2002. (Incorporated herein by reference to Exhibit 10.32.7 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.3.2**	Eighth Amendment to Credit Facility Agreement, dated as of March 31, 2002.

99.1	Statement of the Chief Executive Officer and the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. §1350.

(B)    REPORTS ON FORM 8-K

On March 11, 2002, the Company filed on Form 8-K, a press release announcing it’s 2001 fourth quarter and year-end results.

**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

October 29, 2002	By:	/s/ Rodger L. Johnson
Rodger L. Johnson President and Chief Executive Officer

CERTIFICATIONS

I, Rodger L. Johnson, President and Chief Executive Officer of Knology, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Knology, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    October 29, 2002

/s/ Rodger L. Johnson
Rodger L. Johnson President and Chief Executive Officer

I, Robert K. Mills, Chief Financial Officer of Knology, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Knology, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    October 29, 2002

/s/ Robert K. Mills
Robert K. Mills Chief Financial Officer