Form 10-Q/A
period 2002-06-30
KNOLOGY INC
filed 2002-10-29
CIK 1096788

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

                         KNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
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

     The following is a pro forma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:

                                                        Pro forma Results For
                                                        the six months ended
                                                             June 30,
                                                        --------------------
                                                          2002       2001
                                                        --------   --------
Reported loss attributable to common stockholders...... $(52,140)  $(97,371)
Goodwill amortization (net of tax).....................       --      2,397
Adjusted net loss...................................... $(52,140)  $(94,974)

     Intangible assets as of June 30, 2002 and December 31, 2001 were as follows:

                                               Gross   Accumulated   Net
                                               Assets  Amortization Assets
                                              ------- ------------ -------
Subscriber Base Non-compete Agreement, Other
June 30, 2002.................................. $94,185   $(51,300)  $42,885
December 31, 2001.............................. $95,394   $(51,031)  $44,363

     The net amount of goodwill at June 30, 2002 and December 31, 2001 was $40.8 million and $42.1 million, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

     Amortization expense related to goodwill and intangible assets was $407 and $8,733 for the six months ended June 30, 2002 and 2001, respectively.

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

     Knology believes that upon the successful completion of the Restructuring, Knology's current business plan will be fully funded and will generate sufficient cash to support Knology's operations for the next 12 months.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT THE RESTRUCTURING WILL NOT BE CONSUMATED AS PLANNED, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US AS A RESULT OF A GOING CONCERN OPINION WE RECEIVED FROM OUR INDEPENDENT ACCOUNTANTS WITH RESPECT TO OUR AUDITED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2001, (3) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (4) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (5) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (6) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (7) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (8) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

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

      The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 207,493 as of June 30, 2001 to 267,035 as of June 30, 2002. The additional connections resulted primarily from:

     o The extension of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers. For the six months ended June 30, 2002, these markets together provided us with an increase in video revenues of 43%, voice revenues of 29%, data and other revenues of 28% and total revenues of 33%, in each case, as a percentage of total product revenue increases.

     o The upgrade of our existing broadband networks in Huntsville and Panama City to allow for high capacity interactive communication, which allows these markets to provide voice, data and enhanced products, including digital video and video-on-demand where not previously available. This provides opportunity for new sales to existing customers and sales to new customers in response to requests for bundles of services. For the six months ended June 30, 2002, these markets together provided an increase in video revenues of 34%, voice revenues of 40%, data and other revenues of 45% and total revenues of 39%, in each case, as a percentage of total revenue increases.

     o    The construction of the broadband network in the Knoxville market.

      We expect the growth in the number of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management believes that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sale and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, management expects that our consolidated cost of services as a percentage of consolidated revenues will decrease.

      Cost of Services. Cost of services increased 23.3% from $16.0 million for the six months ended June 30, 2001, to $19.7 million for the six months ended June 30, 2002. Cost of services for video services increased 27.2% from $10.9 million for the six months ended June 30, 2001, to $13.9 million for the same period in 2002. Cost of services for voice services increased 7.3% from $4.6 million for the six months ended June 30, 2001, to $5.0 million for the same period in 2002. Cost of services for data and other services increased 90.4% from $450,000 for the six months ended June 30, 2001, to $860,000 for the same period in 2002. Management expects our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

      Operating Margins. Margins increased 43.2% from $33.0 million for the six months ended June 30, 2001, to $47.2 million for the six months ended June 30, 2002. Margins for video services increased 26.1% from $12.2 million for the six months ended June 30, 2001, to $15.4 million for the same period in 2002. Margins for voice services increased 41.6% from $16.0 million for the six months ended June 30, 2001, to $22.7 million for the same period in 2002. Margins for data and other services increased 92.5% from $4.7 million for the six months ended June 30, 2001, to $9.1 million for the same period in 2002.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased 10.0% from $35.4 million for the six months ended June 30, 2001, to $39.0 million for the six months ended June 30, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth into new markets. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets.

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

     Cost of Services. Cost of services increased 22.0% from $8.3 million for the three months ended June 30, 2001, to $10.2 million for the three months ended June 30, 2002. Cost of services for video services increased 27.6% from $5.6 million for the three months ended June 30, 2001, to $7.1 million for the same period in 2002. Cost of services for voice services increased 19.6% from $2.1 million for the three months ended June 30, 2001, to $2.5 million for the same period in 2002. Cost of services for data and other services decreased 18.4% from $651,000 for the three months ended June 30, 2001, to $531,000 for the same period in 2002. Management expects our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

     Operating Margins. Margins increased 44.3% from $17.1 million for the three months ended June 30, 2001, to $24.7 million for the three months ended June 30, 2002. Margins for video services increased 27.0% from $6.3 million for the three months ended June 30, 2001, to $8.0 million for the same period in 2002. Margins for voice services increased 38.0% from $8.5 million for the three months ended June 30, 2001, to $11.8 million for the same period in 2002. Margins for data and other services increased 116.7% from $2.3 million for the three months ended June 30, 2001, to $4.9 million for the same period in 2002.

     Operating Expenses. Operating expenses, excluding depreciation and amortization, increased 12.3% from $17.8 million for the three months ended June 30, 2001, to $20.0 million for the three months ended June 30, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth into new markets. Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets.

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

THE RESTRUCTURING

     For the year ended 2001, we reported a net loss before extraordinary item of $122.2 million, and Broadband reported a net loss of $122.9 million. Both companies reported record growth in connections and revenue for the year ended 2001. However, despite both companies' improving operating performances, management believes that the amount of debt that Broadband carries is still too great and therefore, has pursued the restructuring plan. Knology believes that, unless the restructuring is completed, Broadband may not be able to make the first interest payment of $26.4 million on the existing Broadband discount notes which is due April 15, 2003.

     Knology and Broadband have experienced operating losses as a result of the expansion of their advanced broadband communications networks and services in new and existing markets. Management expected, and continues to expect, to remain focused on increasing customer bases and expanding broadband operations. Accordingly, management expected that both companies would continue to experience operating losses. As of December 31, 2001, Knology had a cash balance of $38.1 million, working capital of $0.6 million, an accumulated deficit of $307.4 million and long-term debt of $370.8 million. Also, as of December 31, 2001, Broadband had a cash balance of $4.5 million, a working capital deficit of $27.0 million, an accumulated deficit of $337.6 million and long-term debt of $412.7 million.

     Knology has historically relied on debt and equity financing to meet funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs. As a result of the aforementioned factors and related uncertainties, there was substantial doubt about Broadband's ability to continue as a going concern. Based on the financial condition of Knology and Broadband and their uncertain liquidity position, Knology's and Broadband's independent accountants issued going concern opinions for both companies for the year ended December 31, 2001.

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

     Knology believes that the completion of the restructuring plan, including the amendments to Knology's certificate of incorporation, is critical to the continuing viability of Knology and its subsidiaries. If Knology and Broadband are not able to consummate the restructuring plan, they may seek to accomplish an alternative restructuring of capitalization and their obligations to Broadband's creditors and obtain their consent to any such restructuring plan. Any alternative restructuring arrangement or plan may not result in a successful reorganization of Broadband and any reorganization or liquidation may not be on terms as favorable to Knology's stockholders as the terms of the prepackaged plan.

     The restructuring, if successfully completed, will improve Knology's financial condition, liquidity and operating results as follows:

     o Knology will receive gross cash proceeds of $39.0 million from the private placement of Series C preferred stock. The proceeds will be used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

     o Knology will significantly lower its debt service requirements, which will improve its liquidity and financial condition.

          Before giving effect to the proposed restructuring, Knology's first interest payment on the Broadband discount notes will be due April 15, 2003 in the amount of $26.4 million, with consistent semiannual interest payments due through October 15, 2007. After giving effect to the proposed restructuring, Knology's first interest payment on the new Knology notes will be due two years after issuance (Knology presently intends to pay interest incurred for the first 18 months in kind through the issuance of additional notes) in the amount of $14.1 million, with consistent semiannual interest payments due through the seventh anniversary of the issuance of the new Knology notes.

          The existing Broadband discount notes mature on October 15, 2007 with an aggregate amount due at maturity of $444.1 million. The new Knology notes will mature on the seventh anniversary of the date of issuance, with an aggregate maturity amount due of $235.5 million, assuming payment in kind of interest incurred during the first 18 months of the new Knology notes.

     o The existing Wachovia credit facility has a current maturity date of November 15, 2002, at which time Knology would be obligated to repay $15.5 million. A successful restructuring would result in the amendment and restatement of the Wachovia credit facility, including an adjustment of the maturity date which would allow Knology to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006.

     Therefore, based on the cash infusion and the reduction of and the delay in principal and interest payments as described above, Knology believes that upon successfully completing the proposed restructuring, its business plan will be fully funded and the company will be able to operate as a going concern.

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

     If Knology does not successfully complete the restructuring, Knology may not be able to complete the construction of its networks throughout its markets. This may cause Knology to violate its franchise agreements, which could adversely affect Knology, or may limit its growth within these markets. Failure to complete the restructuring would also limit Knology's ability to continue in business or to expand its business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about Knology's ability to continue as a going concern.

Changes in Knology's Certifying Accountants

     Effective June 20, 2002, at the recommendation of the Audit Committee, the Board of Directors of Knology engaged Deloitte Touche Tohmatsu LLP (Deloitte) as Knology's independent auditors, subject to normal client acceptance procedures. This appointment followed Knology's decision to seek proposals from independent accountants to audit Knology's financial statements for the year ending December 31, 2002.

     Deloitte replaces Arthur Andersen LLP (Andersen) as Knology's independent auditors. Knology's Board of Directors upon the recommendation of the Audit Committee determined to dismiss Andersen on June 20, 2002.

     Andersen's report on Knology's consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on Knology's consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, but was modified as to Knology's ability to continue as a going concern.

     During Knology's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through June 20, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the matter in connection with their reports on Knology's consolidated financial statements. Additionally, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

FUTURE FUNDING

     Our business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of our interactive broadband networks, funding subscriber equipment, maintaining the quality of our networks, and to finance the repayment, extinguishment or repurchase of our debt.

     We have completed the construction of our networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. Subject to available financing, in 2002, we expect to spend approximately $50.5 million for capital expenditures, of which $13.0 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems; network equipment, including switching and transport equipment, and billing and information systems. We do not expect to generate sufficient cash flows to cover our planned operating expenses and capital expenditures during 2002. We will need to obtain additional financing to complete our 2002 planned operating expenses and capital expenditures. Assuming the restructuring transaction is successful, the cash flow generated by operating activities coupled with the $39.0 million cash infusion will provide sufficient funds to complete 2002 planned operating expenses and capital expenditures.

     Failure to complete the restructuring, including the $39.0 million private placement, would limit our ability to continue in business and would not allow us to meet our debt obligations and therefore place us in default on our debt. This would require us to develop alternative plans to restructure our debt and obtain financing. If we were unable to restructure our debt and obtain additional financing, we would be required to develop plans to liquidate certain assets, including the assets of Broadband.

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

10.1.1**    Ninth Amendment to Credit Facility Agreement, dated as of June 30,
            2002.

  99.1 Statement of the Chief Executive Officer and the Chief Financial Officer of Knology, Inc. Pursuant to 18 U.S.C.s.1350
---------
** Previously filed.


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

                                                  /s/ Rodger L. Johnson
Date: October 29, 2002                            ------------------------------
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


                                                  /s/ Robert K. Mills
Date: October 29, 2002                            ------------------------------
                                                  Robert K. Mills
                                                  Chief Financial Officer