Form 10-Q
period 2002-09-30
KNOLOGY INC
filed 2002-11-14
CIK 1096788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
COMMISSION FILE NUMBER: 000-32647

KNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-2424258 (I.R.S. Employer Identification No.)

KNOLOGY, INC. 1241 O.G. SKINNER DRIVE WEST POINT, GEORGIA (Address of principal executive offices)	31833 (Zip Code)

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

Yes ☒  No ☐

             As of November 14, 2002, we had 503,197 shares of common stock, 51,020,921 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, 50,219,562 shares of Series C preferred stock, 10,684,742 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2002

ITEM 1.	FINANCIAL INFORMATION

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	September 30, 2002	December 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,538	$38,074
Accounts receivable, net	16,632	13,420
Affiliate receivable	84	594
Prepaid expenses and other	2,823	946

Total current assets	34,077	53,034

PROPERTY, PLANT AND EQUIPMENT, net	366,026	400,851

INVESTMENTS	12,580	12,625

INTANGIBLE AND OTHER ASSETS, net	47,674	50,030

Total assets	$460,357	$516,540

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Current portion of notes payable	$18,889	$17,096
Accounts payable	25,546	18,102
Accrued liabilities	8,910	10,583
Unearned revenue	8,260	6,636

Total current liabilities	61,605	52,417

NONCURRENT LIABILITIES:
Notes payable	29,538	31,331
Unamortized investment tax credits	128	182
LIABILITIES SUBJECT TO COMPROMISE:
Senior discount notes, net of discount	368,435	339,486

Total noncurrent liabilities	398,101	370,999

Total liabilities	459,706	423,416

WARRANTS:	1,861	4,726

STOCKHOLDERS’ (DEFICIT) EQUITY:
Convertible preferred stock	1,094	1,094
Common stock	5	5
Additional paid-in capital	394,743	394,741
Accumulated deficit	(397,052)	(307,442)

Total stockholders’ (deficit) equity	(1,210)	88,398

Total liabilities and stockholders’ equity	$460,357	$516,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

OPERATING REVENUES:	$36,132	$27,396	$103,044	$76,354

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	30,708	26,668	89,387	78,070
Depreciation and amortization	20,942	21,092	60,147	59,515
Reorganization professional fees	3,212	0	3,212	0
Asset impairment	9,478	0	10,330	0

Total operating expenses	64,340	47,760	163,076	137,585

OPERATING LOSS	(28,208)	(20,364)	(60,032)	(61,231)

OTHER INCOME (EXPENSE):
Interest income	69	523	280	2,452
Interest expense (contractual interest of $11,112 for the three months ended 9/30/2002 and $33,000 for the nine months ended 9/30/2002)	(9,146)	(10,944)	(31,034)	(32,197)
Gain on adjustment of warrants to market	0	0	2,865	0
Other expense, net	(185)	(174)	(276)	(774)

Total other income and expense	(9,262)	(10,595)	(28,165)	(30,519)

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37,470)	(30,959)	(88,197)	(91,750)
INCOME TAX PROVISION	0	0	119	0

LOSS BEFORE EXTRA ORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37,470)	(30,959)	(88,316)	(91,750)
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT	0	29,394	0	29,394

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37,470)	(1,565)	(88,316)	(62,356)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	0	(1,294)	0

NET LOSS	$(37,470)	$(1,565)	$(89,610)	$(62,356)

NON-CASH DISTRIBUTION TO PREFERRED STOCKHOLDERS	$0	$0	$0	$36,579

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(37,470)	$(1,565)	$(89,610)	$(98,935)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,610)	$(62,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,147	59,515
Reorganization professional fees	3,212	0
Asset impairment	10,330	0
Write off of investment	45	0
Gain on adjustment of warrants to market	(2,865)	0
Amortization of bond discount	28,949	32,941
Provision for bad debt	2,451	1,877
Extraordinary gain on debt extinguishment	0	(29,394)
Gain on disposition of assets	(70)	237
Cumulative effect of change in accounting principle - Goodwill impairment	1,294	0
Changes in operating assets and liabilities:
Accounts receivable	(5,663)	(4,669)
Accounts receivable - affiliate	510	151
Prepaid expenses and other	(5,054)	(395)
Accounts payable	7,444	(13,643)
Accrued liabilities	(1,673)	(2,706)
Unearned revenue	1,624	1,612

Total adjustments	100,681	45,526

Net cash provided by (used in) operating activities	11,071	(16,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of retirements	(35,016)	(66,943)
Investments	0	(1,152)
Franchise cost expenditures, net	(617)	(950)
Proceeds from sale of assets	1,024	92

Net cash used in investing activities	(34,609)	(68,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	0	30,000
Expenditures related to issuance of debt and credit facility	0	(411)
Principal payments on debt	(1)	(4)
Proceeds from private placement	0	109,502
Proceeds from exercised stock options	3	406
Advances to affiliate	0	(48)
Purchase of affiliate bonds	0	(20,328)

Net cash provided by financing activities	2	119,117

NET (DECREASE) INCREASE IN CASH	(23,536)	33,334

CASH AT BEGINNING OF PERIOD	38,074	20,628

CASH AT END OF PERIOD	$14,538	$53,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$931	$1,123

Cash (received) paid during the period for income taxes	$(346)	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

(DOLLARS IN THOUSANDS)

1.       ORGANIZATION AND NATURE OF BUSINESS

         Knology, Inc. (including its predecessors, “Knology” or the “Company”) offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina; and Knoxville, Tennessee. We also provide local telephone services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. Subject to the availability of additional funding, we plan to expand to additional mid-to-large-sized cities in the southeastern United States.

2.       PREPACKAGED PLAN OF REORGANIZATION UNDER CHAPTER 11

         Knology Broadband, Inc. (“Broadband” and the “Debtor”), a wholly owned subsidiary of Valley Telephone Co., Inc., which is a wholly owned subsidiary of Knology, on September 18, 2002 filed a bankruptcy petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. On that same date, Knology and Broadband filed a prepackaged plan of reorganization of Broadband under Chapter 11. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of petitions for reorganization under the federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are reflected in the September 30, 2002 balance sheet as “liabilities subject to compromise.”

         The Debtor received approval from the Bankruptcy Court to pay all trade claims and employee wages in the ordinary course of business, including prepetition claims. Contractual interest on debt obligations for the nine months ended September 30, 2002 is $33,000, which is $1,504 in excess of reported interest expense, as reported interest expense excludes contractual interest during the bankruptcy proceeding which will not be paid.

         On October 22, 2002 the Bankruptcy Court confirmed the prepackaged plan of reorganization of Broadband without modification, and the plan became effective on November 6, 2002. See Note 8. Subsequent Events.

3.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company follows SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of net loss and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders’ equity and comprehensive loss.

4.       ACCOUNTING POLICIES

STATEMENT OF POSITION 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

         The Company’s financial statements as of and for the three and nine months ended September 30, 2002, have been prepared in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. SOP 90-7 requires the Company to report the Broadband 11 7/8% senior discount notes due 2007 as “liabilities subject to compromise” since these claims against the Debtor were in existence prior to the filing of petitions for reorganization under the federal bankruptcy laws and are stayed while the Debtor continues business operations as debtor-in-possession. The Company has also expensed $3,212 of professional fees associated with the reorganization and has reported interest expense (with contractual interest disclosed) in accordance with SOP 90-7. SOP 90-7 states that interest expense should be reported only to the extent that it will be paid during the proceeding. Therefore, the Company excluded $1,504 of contractual interest expense related to the Broadband senior discount notes from reported interest as this amount represents contractual interest for the period September 18 (petition date) – September 30 which will not be paid.

ASSET IMPAIRMENT

         In connection with the restructuring of the capitalization of Knology and Broadband pursuant to the prepackaged plan of reorganization (See Note 8. Subsequent Events), Knology issued new 12% senior notes due 2009, which include covenants limiting our ability to fund expansion into new markets, including Nashville and Louisville. Due to the restrictive nature of the new covenants as they relate to the use of operating cash flows or new borrowings for expansion, we have evaluated our assets for impairment. The asset impairment charge was measured in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. On January 1, 2002, the Company adopted the guidance of SFAS No. 144.

         Based on our evaluation of the impact the new covenants will have on our business plan, the Company recognized an asset impairment of approximately $9,478 during the third quarter of 2002. The total asset impairment is comprised of the following:

Abandoned construction in progress	$6,094
Franchise costs	1,811
Construction inventory	1,573

Total asset impairment	$9,478

         Abandoned construction in progress represents construction activity that has been curtailed and not placed into service. The stoppage is not deemed to be temporary. Franchise costs are the costs associated with obtaining franchise agreements in Nashville and Louisville. Construction inventory represents excess construction materials that will not be used and cannot be returned to vendors. The carrying value of identified construction materials that will be used in operations or limited construction activity were written down to the anticipated recovery rate or salvage value.

CARRYING VALUE OF WARRANTS

         During the second quarter 2002, the Company adjusted the carrying value of the outstanding warrants to purchase the Company’s Series A preferred stock to market value based on the approximate per share value of the Company’s Series A preferred stock. In connection with the restructuring, the approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2,865 gain on the adjustment of warrants to market value.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair value-based test.

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

         With the adoption of SFAS No. 142, the Company no longer records amortization of goodwill. During the third quarter of 2001 the Company recorded approximately $1,198 in amortization of goodwill and $3,595 for the nine months ended September 30, 2001.

         The following is a pro forma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Pro Forma Results for the Nine Months Ended September 30,

	2002	2001

Reported loss	$(89,610)	$(62,356)
Goodwill amortization (net of tax)	—	3,595
Adjusted net loss	$(89,610)	$(58,761)

Intangible assets as of September 30, 2002 and December 31, 2001, respectively, were as follows:

	Gross Assets	Accumulated Amortization	Net Assets

Subscriber Base Non-compete Agreement, Other September 30, 2002	$94,411	$(51,498)	$42,913
December 31, 2001	$95,394	$(51,031)	$44,363

         The net amount of goodwill at September 30, 2002 and September 30, 2001 was $40,834 and $43,326, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

         Amortization expense related to goodwill and intangible assets was $655 and $13,098 for the nine months ended September 30, 2002 and 2001, respectively.

         In June 2001 the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have any material impact upon the Company’s financial statements.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB No. 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of, but retains APB No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have any impact on the Company’s financial statements.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

5.       EQUITY TRANSACTIONS

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

6.       SEGMENT INFORMATION

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

         Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Video	$15,420	$12,513	$44,741	$35,665
Voice	14,875	11,523	42,493	32,142
Data and other	5,837	3,360	15,810	8,547

Consolidated revenues	$36,132	$27,396	$103,044	$76,354

7.       PRO FORMA FINANCIAL STATEMENTS

         The following unaudited pro forma consolidated financial data for Knology as of and for the nine months ended September 30, 2002 gives effect to restructuring of the capitalization of Knology and Broadband pursuant to the prepackaged plan of reorganization of Broadband and has been derived by the application of pro forma adjustments to Knology’s historical financial statements included in this 10-Q filing. The unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that would have actually been reported had the restructuring occurred at the beginning of the periods presented, nor are they indicative of future financial position or results of operations.

         The following pro forma consolidated balance sheet as of September 30, 2002 reflects the effect of the completion of the restructuring including the payment of related fees and expenses and the $39,000 equity private placement transaction, assuming the restructuring had occurred at the balance sheet date.

KNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA BALANCE SHEET

As of September 30, 2002
Assuming Completion of the Restructuring

(Dollars in Thousands)

	Historical Knology	Pro Forma Adjustments		Pro Forma As Adjusted

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,538	44,047	(a)	$58,585
Accounts receivable, net	16,632			16,632
Affiliate receivable	84			84
Prepaid expenses and other	2,823	(2,142	) (b)	681

Total Current Assets	34,077	41,905		75,982

PROPERTY, PLANT AND EQUIPMENT, net	366,026			366,026

INVESTMENTS	12,580			12,580

INTANGIBLE AND OTHER ASSETS, net	47,674	(3,930	) (c)	43,744

Total Assets	$460,357	$37,975		$498,332

LIABILITIES AND STOCKHOLDERS

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Current portion of notes payable	$18,889	(15,465	) (d)	3,424
Accounts payable	25,546			25,546
Accrued liabilities	8,910			8,910
Unearned revenue	8,260			8,260

Total Current Liabilities	61,605	(15,465)		46,140

NONCURRENT LIABILITIES:
Notes payable	29,538	21,045	(d)	50,583
Unamortized investment tax credits	128			128
LIABILITIES SUBJECT TO COMPROMISE:
Senior notes, including accured interest	368,435	(174,233	) (f)	194,202

	398,101	(153,188)		244,913

Total Liabilities	459,706	(168,653)		291,053

WARRANTS	1,861			1,861

STOCKHOLDERS’ EQUITY
Convertible preferred stock	1,094	454	(a)(e)	1,548
Common stock	5			5
Additional paid–in capital	394,743	96,966	(a)(e)	491,709
Accumulated deficit	(397,052)	109,208	(g)	(287,844)

Total Stockholders’ Equity	(1,210)	206,628		205,418

Total Liabilities and Stockholders’ Equity	$460,357	$37,975		$498,332

(a)	Represents cash proceeds of $39,000 from private placement of 13,000,000 shares of Series C preferred stock less $533 cash payments to be made for certain restructuring expenses, including fees for financial advisor, legal and accounting services plus cash proceeds of $5,580 from the draw-down of the CoBank credit facility.

(b)	This amount represents expenses incurred related to the restructuring, including financial advisor, legal and accounting fees, that have been recorded and deferred as of September 30, 2002. Total fees to be incurred by Knology related to the restructuring are expected to be approximately$6,433, including a $1,122 in-kind payment of new Knology notes and Knology Series D preferred stock.

(c)	Reflects the write-off of debt issuance costs related to the Broadband discount notes.

(d)	This adjustment includes a $15,465 reclassification resulting from amendments to the Wachovia credit facility. The amended and restated Wachovia credit facility extends the maturity date to four years after the closing of the restructuring. The long-term notes payable adjustment also reflects the draw-down of $5,580 from the CoBank credit facility.

(e)	The terms of the restructuring include an exchange of 100% of the Broadband discount notes for $194,664 (including in-kind expenses) of new Knology notes and Knology preferred stock. The preferred stock included in the restructuring represents 19.3% of Knology issued and outstanding common stock, on an as-converted basis after giving effect to the restructuring and the private placement transaction (see (a)). The preferred stock issued in the exchange (including for payment of in-kind expenses) consists of 32,386,021 shares deemed issued at $1.87 for $60,562 offset by $2,142 in offering expenses.

(f)	In accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” a gain from the restructuring transaction will be recorded. The components of the gain include the following transactions:

carrying amount of Broadband discount notes	368,897
face amount of Knology notes	(194,664)

reduction of debt	174,233
equity issued	(60,562)
write-off of debt issuance costs	(3,930)

net gain	109,741

(g)	This amount represents the gain on restructuring of $109,741 less reorganization expenses of $533.

        The following pro forma consolidated statement of operations for the nine months ended September 30, 2002 reflects the completion of the restructuring, assuming the restructuring had occurred at the beginning of the period presented.

KNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2002
Assuming Completion of the Restructuring

(Dollars in Thousands)

	Historical Knology	Pro Forma Adjustments		Pro Forma As Adjusted

OPERATING REVENUES	$103,044			$103,044

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	89,387			89,387
Depreciation and amortization	60,147			60,147
Reorganization professional fees	3,212			3,212
Asset impairment	10,330			10,330

OPERATING LOSS	(60,032)			(60,032)

OTHER INCOME (EXPENSE):
Interest income	280			280
Interest expenses	(31,034)	10,037	(a)	(20,997)
Gain on adjustment of warrants to market	2,865			2,865
Other expense, net	(276)			(276)

	(28,165)	10,037		(18,128)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(88,197)	10,037		(78,160)
INCOME TAX PROVISION	119			119

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(88,316)	10,037		(78,279)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,294)			(1,294)

NET LOSS	$(89,610)	$10,037		$(79,573)

(a)	This amount represents the net reduction in interest expense related to the exchange of Broadband discount notes for new Knology notes. The pro forma adjustment includes a reduction of $29,411 of interest expense related to the Broadband discount notes offset by an increase of $19,374 in interest expense related to the new Knology notes. In addition, $188 of interest expense is added due to the draw against the CoBank credit facility.

8.      SUBSEQUENT EVENTS

On October 22, 2002 the United States Bankruptcy Court for the Northern District of Georgia confirmed the prepackaged plan of reorganization of Broadband without modification. See Note 2. Prepackaged Plan of Reorganization Under Chapter 11.

         On November 6, 2002, the following restructuring transactions became effective:

•
Knology received $39.0 million gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to two existing investors. The proceeds will be used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

•	$379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes and 32,386,021 shares of new Knology preferred stock.

•
the $15.5 million, 4-year senior secured credit facility by and among Wachovia Bank, National Association, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated;

•	the $40.0 million 10-year senior, secured credit facility by and among CoBank, ACB, as lender and Valley, Globe Telecommunications, Inc. and Interstate Telephone Company, as borrowers, was amended

•
$64.2 million aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone Co., Inc. were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility;

•	$25.0 million owed to Knology by Broadband under two intercompany loan facilities were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility; and

•
the Knology Stockholders Agreement was amended to provide the holders of Broadband discount notes who received new Knology preferred stock in the restructuring with registration rights and co-sale rights, as well to provide holders of the Series D preferred stock the right to nominate a director to be elected to Knology’s board of directors

         See Note 7. Pro Forma Financial Statements for the effect of the restructuring transactions as of and for the nine months ended September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (2) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2002, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Background

Knology, Inc. was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. One of those ITC Holding subsidiaries was Broadband. In November 1999, in order to effectuate the reorganization:

•	ITC Holding contributed to Knology:

•	its 85% interest in Broadband;

•	all of the outstanding capital stock of Interstate Telephone, Valley, Globe Telecommunications and ITC Globe, referred to as Knology’s “telephone operations group;”

•	a note in the principal amount of $9.6 million; and

•	its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.7 million in cash to purchase the additional ClearSource shares; and

•
The holders of the remaining 15% interest in Broadband exchanged that interest for shares of Knology, and the holders of outstanding warrants to purchase Broadband preferred stock exchanged those warrants for warrants to purchase Series A preferred stock.

As a result of the November 1999 reorganization, ITC Holding held a 90% interest in Knology, which it distributed to its stockholders in February 2000. The reorganization was accounted for in a manner similar to a pooling of interests for the telephone operations group.

Broadband and its subsidiaries have been consolidated with Knology since 1998 in relation to the 85% controlling interest obtained by ITC Holding in July 1998, which was recorded at ITC Holding’s historical cost. During 1999, the 15% of Broadband that Knology did not own has been reflected as minority interest and the pro rata losses attributed to the minority holders to the extent that their investment was greater than zero in accordance with FASB Current Text on Consolidation and Statement of SFAS No. 94.

The exchange of the remaining 15% of Broadband for shares of Knology Series A preferred stock was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. Knology had recorded 100% of Broadband’s losses since Broadband’s equity was less than zero.

In January 2000, InterCall, Inc., a subsidiary of ITC Holding, loaned Knology $29.7 million to fund Knology’s capital expenditures and working capital. The loan, which had a maturity date of March 31, 2000, provided that InterCall could elect to convert it into options to purchase Series A preferred stock. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of Series A preferred stock, and Knology issued to ITC Holding a note under which it will pay ITC Holding any proceeds from exercises of such options received by Knology, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding’s option holders on February 4, 2000.

On September 18, 2002, Broadband filed a bankruptcy petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. On that same date, Knology and Broadband filed a prepackaged plan of reorganization of Broadband under Chapter 11. The prepackaged plan was filed in order to effect a restructuring of the capitalization of Knology and Broadband. On October 22, 2002 the Bankruptcy Court confirmed the prepackaged plan of reorganization of Broadband without modification.

On November 6, 2002, the prepackaged plan, including the following restructuring transactions, became effective:

•
Knology received $39.0 million gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to two existing investors. The proceeds will be used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

•	$379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes and 32,386,021 shares of new Knology preferred stock.

•
the $15.5 million, 4-year senior secured credit facility by and among Wachovia Bank, National Association, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated;

•	the $40.0 million 10-year senior, secured credit facility by and among CoBank, ACB, as lender and Valley, Globe Telecommunications, Inc. and Interstate Telephone Company, as borrowers, was amended

•
$64.2 million aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone Co., Inc. were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility;

•	$25.0 million owed to Knology by Broadband under two intercompany loan facilities were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility; and

•
the Knology Stockholders Agreement was amended to provide the holders of Broadband discount notes who received new Knology preferred stock in the restructuring with registration rights and co-sale rights, as well to provide holders of the Series D preferred stock the right to nominate a director to be elected to Knology’s board of directors.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We recognize revenues when services are provided, regardless of the period in which they are billed. Fees billed in advance are recorded in the consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

Recent Accounting Pronouncements

FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test.

We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, we recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this new standard will not materially impact our financial statements.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The adoption of this new standard did not impact our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. We are currently assessing the impact of SFAS No. 145 on our financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently assessing the impact of SFAS No. 146 on our financial position and results of operations.

Revenues and Expenses

Knology groups its revenues into the following categories:

•
Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 42.7% and 43.4% of our consolidated revenues for the three and nine months ended September 30, 2002 compared to 45.7% and 46.7% for the three and nine months ended September 30, 2001. In providing video services we currently compete with Comcast Cable Communications, Inc., Time Warner Cable, Mediacom Communications Corporation and Charter Communications, Inc.

We also compete with satellite television providers DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include other cable television providers; broadcast television stations; and other satellite television companies. We expect in the future to compete with telephone companies providing cable television service within our service areas and with wireless cable companies.

•
Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 41.2% and 41.3% of our consolidated revenues for the three and nine months ended September 30, 2002 compared to 42.1% and 42.1% for the three and nine months ended September 30, 2001. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long distance providers in each of our markets. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T, WorldCom and Sprint.

•
Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 16.1% and 15.3% of our consolidated revenues for the three and nine months ended September 30, 2002 compared to 12.2% and 11.2% for the three and nine months ended September 30, 2001. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages, such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expects to compete in the future with providers of wireless high-speed data services.

As we continue to sell bundled services, we expects that our voice and data and other revenues will continue to increase at a higher rate compared to video revenues. Accordingly, we expect that our voice and data and other revenues will represent a higher percentage of consolidated revenues in the future.

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services include:

•
Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Video cost of services as a percentage of video revenue were approximately 48.2% and 47.7% for the three and nine months ended September 30, 2002 compared to 48.4% and 47.6% for the three and nine months ended September 30, 2001. Programming costs are our largest cost of service and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

•
Voice cost of services. Voice costs of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 18.5% and 18.1% for the three and nine months ended September 30, 2002 compared to 16.8% and 20.4% for the three and nine months ended September 30, 2001.

•
Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 7.2% and 8.1% of for the three and nine months ended September 30, 2002 compared to 7.1% and 8.1% for the three and nine months ended September 30, 2001.

We expect the growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

Selling, operations and administrative expenses include:

•	Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

•	Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

•	Customerservice expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

•	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of cost in excess of net assets and other intangible assets related to acquisitions. For periods beginning after January 1, 2002, we no longer amortizes goodwill related to acquisitions in accordance with SFAS 142.

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

Connections

The following table sets forth the number of connections and marketable homes passed as of September 30, 2001 and 2002. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue-generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

	As of September 30,

	2001	2002

Connections:(1)
Video	113,738	128,077
Voice:
On-net	74,633	102,906
Off-net	6,279	5,038
Data	27,510	46,429

Total connections	222,160	282,450

Marketable homes passed(2)	412,060	432,637

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 23,108, and 24,693 lines as of September 30, 2001 and 2002, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2)	Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks and listed in our records database other than those we believe are covered by exclusive arrangements with other providers of competing services.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2001 and 2002.

	Nine Months Ended September 30,

	2001	2002

Operating revenues:
Video	47%	43%
Voice	42	41
Data	11	16

Total	100	100
Cost of Service:
Video	22	21
Voice	9	8
Data	1	1

Total	32	30
Margin
Video	25	22
Voice	33	33
Data	10	15

Total	68	70
Operating expenses:
Selling, operating and administrative	70	57
Depreciation and amortization	78	58
Reorganization professional fees	0	3
Asset impairment	0	10

Total	148	128

Operating loss	(80)	(58)

Other income and expense	(40)	(28)

Loss before minority interest, income taxes, extraordinary item and cumulative effect of change in accounting principle	(120)	(86)
Minority interest	0	0
Income tax benefit (provision)	0	0
Extraordinary gain on debt extinguishments	38	0
Cumulative effect of change in accounting principle	0	(1)

Net loss	(82)	(87)
Preferred stock dividends	(48)	0

Net loss attributable to common stockholders	(130)	(87)

         Revenues.   Operating revenues increased 35.0% from $76.4 million for the nine months ended September 30, 2001, to $103.0 million for the nine months ended September 30, 2002. Operating revenues from video services increased 25.4% from $35.7 million for the nine months ended September 30, 2001 to $44.7 million for the same period in 2002. Operating revenues from voice services increased 32.2% from $32.1 million for the nine months ended September 30, 2001 to $42.5 million for the same period in 2002. Operating revenue from data and other services increased 85.0% from $8.5 million for the nine months ended September 30, 2001 to $15.8 million for the same period in 2002, $15.1 million of which were revenues from data services.

         The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 222,160 as of September 30, 2001 to 282,450 as of September 30, 2002. The additional connections resulted primarily from:

•
The extension of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers. For the nine months ended September 30, 2002, these markets together provided us with an increase in video revenues of 39%, voice revenues of 25%, data and other revenues of 26% and total revenues of 30%, in each case, as a percentage of total product revenue increases.

•
The upgrade of our existing broadband network in Huntsville for high capacity interactive communication allowing the market to provide voice, data and enhanced products, including digital video and video-on-demand. This provides opportunity for new sales to existing customers and sales to new customers in response to requests for bundles of services. For the nine months ended September 30, 2002, these markets together provided an increase in video revenues of 22%, voice revenues of 23%, data and other revenues of 31% and total revenues of 25%, in each case, as a percentage of total revenue increases.

•	The construction of the broadband network in the Knoxville market.

         We expect the growth in the number of new video connections to decrease as the video segment mature in our current markets. While the number of new video connections may decrease, we believe that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

         Cost of Services.   Cost of services increased 25.2% from $24.2 million for the nine months ended September 30, 2001, to $30.3 million for the nine months ended September 30, 2002. Cost of services for video services increased 25.6% from $17.0 million for the nine months ended September 30, 2001, to $21.3 million for the same period in 2002. Cost of services for voice services increased 17.7% from $6.5 million for the nine months ended September 30, 2001, to $7.7 million for the same period in 2002. Cost of services for data and other services increased 85.5% from $689,000 for the nine months ended September 30, 2001, to $1.3 million for the same period in 2002. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

         Operating Margins.   Margins increased 39.5% from $52.1 million for the nine months ended September 30, 2001, to $72.7 million for the nine months ended September 30, 2002. Margins for video services increased 25.3% from $18.7 million for the nine months ended September 30, 2001, to $23.4 million for the same period in 2002. Margins for voice services increased 35.9% from $25.6 million for the nine months ended September 30, 2001, to $34.8 million for the same period in 2002. Margins for data and other services increased 85.0% from $7.8 million for the nine months ended September 30, 2001, to $14.5 million for the same period in 2002.

         Operating Expenses.   Operating expenses, excluding depreciation and amortization, increased 9.7% from $53.9 million for the nine months ended September 30, 2001, to $59.1 million for the nine months ended September 30, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. Selling, operations and administrative expenses will increase operating expenses as we expand our markets.

         Depreciation and amortization increased from $59.5 million for the nine months ended September 30, 2001, to $60.1 million for the nine months ended September 30, 2002. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks. We have ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

         Other Income and Expense, Including Interest Income and Interest Expense.   Our total other expense decreased from $30.5 million for the nine months ended September 30, 2001 to $28.2 million for the nine months ended September 30, 2002. Interest income was $2.5 million for the nine months ended September 30, 2001, compared to $280,000 for the same period in 2002. The decrease in interest income primarily reflects the lower average cash balances for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Interest expense decreased from $32.2 million for the nine months ended September 30, 2001, to $31.0 million for the nine months ended September 30, 2002. The interest expense is principally the accretion of the book value of the Broadband discount notes issued in October 1997. In connection with the restructuring, and during the nine months ended September 30, 2002, we adjusted the carrying value of the outstanding warrants to purchase our Series A preferred stock to market value based on the approximate per share value of the Series A preferred stock. The approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2.9 million gain on the adjustment of warrants to market value. Other expenses, net decreased from $774,000 for the nine months ended September 30, 2001 to $276,000 for the nine months ended September 30, 2002.

         Income Tax Provision.   We recorded no tax provision for the nine months ended September 30, 2001, compared to an income tax provision of $119,000 for the same period in 2002, representing a state tax provision related to the telephone operations group subsidiaries.

         Net Loss.   We incurred a net loss of $62.4 million for the nine months ended September 30, 2001, compared to a net loss of $89.6 million for the nine months ended September 30, 2002. We expect net losses to continue to increase as we continue to expand our business.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2001 and 2002.

	Three Months Ended September 30,

	2001	2002

Operating revenues:
Video	46%	43%
Voice	42	41
Data	12	16

Total	100	100
Cost of Service:
Video	22	20
Voice	7	8
Data	1	1

Total	30	29
Margin
Video	24	23
Voice	35	33
Data	11	15

Total	70	71
Operating expenses:
Selling, operating and administrative	67	56
Depreciation and amortization	77	58
Reorganization professional fees	0	9
Asset impairment	0	26

Total	144	149

Operating loss	(74)	(78)
Other income and expense	(39)	(26)

Loss before minority interest, income taxes, extraordinary item and cumulative effect of change in accounting principle	(113)	(104)
Minority interest	0	0
Income tax benefit (provision)	0	0
Extraordinary gain on debt extinguishments	107	0
Cumulative effect of change in accounting principle	0	0

Net loss	(6)	(104)
Preferred stock dividends	0	0

Net loss attributable to common stockholders	(6)	(104)

         Revenues.   Operating revenues increased 31.9% from $27.4 million for the three months ended September 30, 2001, to $36.1 million for the three months ended September 30, 2002. Operating revenues from video services increased 23.2% from $12.5 million for the three months ended September 30, 2001 to $15.4 million for the same period in 2002. Operating revenues from voice services increased 29.1% from $11.5 million for the three months ended September 30, 2001 to $14.9 million for the same period in 2002. Operating revenue from data and other services increased 73.7% from $3.4 million for the three months ended September 30, 2001 to $5.8 million for the same period in 2002, $5.6 million of which were revenues from data services.

         Cost of Services.   Cost of services increased 28.8% from $8.2 million for the three months ended September 30, 2001, to $10.6 million for the three months ended September 30, 2002. Cost of services for video services increased 22.7% from $6.1 million for the three months ended September 30, 2001, to $7.4 million for the same period in 2002. Cost of services for voice services increased 42.4% from $1.9 million for the three months ended September 30, 2001, to $2.8 million for the same period in 2002. Cost of services for data and other services increased 76.1% from $239,000 for the three months ended September 30, 2001, to $421,000 for the same period in 2002. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

         Operating Margins.   Margins increased 33.2% from $19.2 million for the three months ended September 30, 2001, to $25.5 million for the three months ended September 30, 2002. Margins for video services increased 23.8% from $6.5 million for the three months ended September 30, 2001, to $8.0 million for the same period in 2002. Margins for voice services increased 26.4% from $9.6 million for the three months ended September 30, 2001, to $12.1 million for the same period in 2002. Margins for data and other services increased 73.5% from $3.1 million for the three months ended September 30, 2001, to $5.4 million for the same period in 2002.

         Operating Expenses.   Operating expenses, excluding depreciation and amortization, increased 9.0% from $18.4 million for the three months ended September 30, 2001, to $20.1 million for the three months ended September 30, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. Selling, operations and administrative expenses will increase operating expenses as we expand our markets.

         Depreciation and amortization decreased from $21.1 million for the three months ended September 30, 2001, to $21.0 million for the three months ended September 30, 2002. We expect depreciation and amortization expense to increase as we make capital expenditures to extend its existing networks and build additional networks. We have ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

         Other Income and Expense, Including Interest Income and Interest Expense.   Total other expense decreased from $10.6 million for the three months ended September 30, 2001 to $9.3 million for the three months ended September 30, 2002. Interest income was $523,000 for the three months ended September 30, 2001, compared to $69,000 for the same period in 2002. The decrease in interest income primarily reflects the lower average cash balances for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Interest expense decreased from $10.9 million for the three months ended September 30, 2001, to $9.1 million for the three months ended September 30, 2002. The interest expense is principally the accretion of the book value of the existing Broadband discount notes issued in October 1997. Other expenses, net increased from $174,000 for the three months ended September 30, 2001 to $185,000 for the three months ended September 30, 2002.

         Income Tax Provision.   We recorded no tax provision for the three months ended September 30, 2001or for the same period in 2002.

         Net Loss.   We incurred a net loss of $1.6 million for the three months ended September 30, 2001, compared to a net loss of $37.5 million for the three months ended September 30, 2002. We expect net losses to continue to increase as we continue to expand its business.

Liquidity and Capital Resources

         As of September 30, 2002, we had a net working capital deficit of $27.5 million, compared to net working capital of $617,000 as of December 31, 2001. The change in working capital from December 31, 2001, to September 30, 2002, is due to a decrease in cash and an increase in accounts payable partially offset by an increase in accounts receivable and a decrease in accrued liabilities.

         Net cash used by operations totaled $16.8 million and operations provided net cash of $11.1 million for the nine months ended September 30, 2001 and 2002, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	extraordinary gain on early extinguishments of debt;

•	cumulative effect of change in accounting principle;

•	deferred income taxes; and

•	loss on disposition of assets.

         Net cash used for investing activities was $69.0 million and $34.6 million for the nine months ended September 30, 2001 and 2002, respectively. Our investing activities for the nine months ended September 30, 2001, consisted of $66.9 million of capital expenditures and $2.1 million of investment and franchise expenditures. Investing activities for the nine months ended September 30, 2002, consisted of $35.0 million of capital expenditures and $617,000 of franchise expenditures, partially offset by $1.0 million in proceeds from the sale of assets.

         Net cash provided by financing activities was $119.1 million and $2,000 for the nine months ended September 30, 2001 and 2002, respectively. Financing activities for the nine months ended September 30, 2001, consisted of $109.5 million of proceeds from an equity private placement of Series C preferred stock and $30 million in proceeds from the issuance of secured bank debt.

Funding to Date

         Knology has raised equity capital and borrowed money to finance a significant portion of its operating, investing and financing activities in the development of its business.

         Debt Financings.   On October 22, 1997, Broadband received net proceeds of $242.4 million from the offering of units consisting of the Broadband discount notes and warrants to purchase Broadband preferred stock. The Broadband discount notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the Broadband discount notes prior to April 15, 2003. The Broadband discount notes outstanding (excluding those held by Valley) fully accreted to face value of $379.9 million on October 15, 2002. From and after October 15, 2002, the Broadband discount notes bore interest, which would have been payable in cash, at a rate of 117/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. In November 1999, Knology completed an exchange in which Knology received the Broadband warrants, issued in connection with the Broadband discount notes in 1997, in exchange for warrants to purchase shares of Series A preferred stock.

         In September 2001, Knology’s subsidiary, Valley, repurchased Broadband discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the repurchase date for approximately $20.3 million in cash. The transaction resulted in an extraordinary gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Broadband discount notes in October 1997. In October 2001, Valley repurchased Broadband discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. Valley used funds borrowed by its telephone operations group under the CoBank credit facility to purchase the Broadband discount notes.

          As stated above, on November 6, 2002, Knology and Broadband completed the restructuring pursuant to the prepackaged plan of reorganization of Broadband. Under the plan, $379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes and 32,386,021 shares of new Knology preferred stock.

The $64.2 million aggregate principal amount at maturity of Broadband discount notes held by Valley were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility described below.

         The completion of the restructuring enabled Knology to significantly lower its debt service requirements, which has improved its liquidity and financial condition. After giving effect to the completion of the restructuring, Knology’s first interest payment on the new Knology notes will be due two years after issuance (Knology presently intends to pay interest incurred for the first 18 months in kind through the issuance of additional notes) in the amount of $14.1 million, with consistent semiannual interest payments due through the seventh anniversary of the issuance of the new Knology notes. The old Broadband discount notes matured on October 15, 2007 with an aggregate amount due at maturity of $444.1 million. The new Knology notes will mature on November 30, 2002 with an aggregate maturity amount due of $235.5 million, assuming payment in kind of interest incurred during the first 18 months of the new Knology notes.

         The indenture governing the new Knology notes places certain restrictions on the ability of Knology and its subsidiaries to take certain actions including the following:

•	pay dividends or make other restricted payments;

•	incur additional debt or issue mandatorily redeemable equity;

•	create or permit to exist certain liens;

•	incur restrictions on the ability of its subsidiaries to pay dividends or other payments;

•	consolidate, merge or transfer all or substantially all its assets;

•	enter into transactions with affiliates;

•	utilize revenues except for specified uses;

•	utilize excess liquidity except for specified uses;

•	make capital expenditures for Knology of Knoxville, Inc.; and

•	permit the executive officers of Knology to serve as executive officers or employees of other entities in competition with Knology.

These covenants will be subject to a number of exceptions and qualifications.

         On December 22, 1998, Broadband entered into a $50 million four-year senior secured credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The Wachovia credit facility, as amended and restated pursuant to the restructuring, allows Broadband to borrow up to the greater of (1) $15.5 million or (2) nine times the annualized consolidated cash flow of Broadband. The Wachovia credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Broadband’s option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The Wachovia credit facility contains a number of covenants that restrict the ability of Broadband and its subsidiaries to take many actions, including the ability to:

•	incur indebtedness;

•	create liens;

•	pay dividends;

•	make distributions or stock repurchases;

•	make investments;

•	engage in transactions with affiliates;

•	sell assets; and

•	engage in mergers and acquisitions.

         The Wachovia credit facility also includes covenants requiring compliance with operating and financial ratios on a consolidated basis, including the number of customer connections and average revenue per subscriber. Broadband is currently in compliance with these covenants, as amended. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the Wachovia credit facility could be payable to the lender on demand. A change of control of Broadband, as defined in the Wachovia credit facility, would constitute a default under the covenants. The restructuring resulted in the amendment and restatement of the Wachovia credit facility, including an adjustment of the maturity date which allows Knology to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006.

                  The maximum amount available under the Wachovia credit facility as of September 30, 2002, was approximately $15.5 million. As of September 30, 2002, approximately $15.5 million had been drawn against the facility.

            On January 1, 2002, Knology extended to Broadband a $34.5 million subordinated intercompany loan facility. The intercompany loan facility was guaranteed by the subsidiaries of Broadband and secured by a second-priority lien and security interest in substantially all of the assets of Broadband and its subsidiaries. The intercompany loan facility was subordinated to the Wachovia credit facility. As of September 30, 2002, $13.0 million had been drawn against the Intercompany credit facility. In addition to the intercompany loan facility, Knology has advanced to Broadband an additional $10.0 million on an unsecured basis pursuant to a promissory note dated October 1, 2000. As a part of the restructuring, all indebtedness and obligations owing by Broadband to Knology, including all principal of, and accrued and unpaid interest on, the intercompany loan facility and the unsecured note, was discharged and extinguished in full in exchange for a limited guaranty by Broadband of CoBank credit facility.

         Knology obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million was advanced to Knology in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of Series A preferred stock, and Knology issued to ITC Holding a note under which it will pay ITC Holding any proceeds from option exercises received by Knology, including an amount equal to the exercise price for cashless exercises. The options were distributed to ITC Holding’s option holders on February 4, 2000.

         On June 29, 2001, Knology through its wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley, entered into the credit facility with CoBank, a $40 million, 10-year, secured master loan agreement. The CoBank credit facility, as amended pursuant to the restructuring, allows the borrowers to make one or more advances in an amount not to exceed $40 million. The loan proceeds may be used to finance capital expenditures, working capital and for general corporate purposes of the borrowers. Interest is payable quarterly and will accrue, at Knology’s option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the borrowers. The CoBank credit facility contains a number of covenants that restrict the ability of the borrowers to take many actions, including the ability to:

•	incur indebtedness;

•	create liens;

•	merge or consolidate with any other entity;

•	make distributions or stock repurchases;

•	make investments;

•	engage in transactions with affiliates; and

•	sell or transfer assets.

         The CoBank credit facility also includes covenants requiring compliance with certain operating and financial ratios of the borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The borrowers are currently in compliance with these covenants, but there can be no assurances that the borrowers will remain in compliance. Should the borrowers not be in compliance with the covenants, the borrowers would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under CoBank credit facility could be payable on demand.

         As of September 30 and November 6, 2002, Knology had $32.5 million outstanding under the CoBank credit facility.

         Equity Financings.    In connection with Knology’s spin-off from ITC Holding in February 2000, Knology entered into an agreement with ITC Holding in which Knology agreed to covenants that restricted its ability to issue additional shares of capital stock. In connection with its private placement of 31,166,667 shares of its Series C preferred stock on January 12, 2001, ITC Holding agreed to release Knology from these covenants pursuant to the agreement. Accordingly, Knology is no longer restrained by the ITC Holding agreement with respect to the issuance of additional shares of capital stock.

         In February 2000, Knology issued to accredited investors in a private placement 21,180,131 shares of its Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of $100.6 million.

         On January 12, 2001, Knology issued to a group of new accredited investors in a private placement 31,166,667 shares of its Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. On March 30, 2001, Knology completed another private placement of 1,885,996 shares of Series C preferred stock to a group of accredited investors for approximately $5.7 million. On April 13, 2001, Knology completed another private placement of 2,621,930 shares of Series C preferred stock to a group of accredited investors for approximately $7.9 million. On June 29, 2001, Knology completed another private placement of 1,544,970 shares of Series C preferred stock to a group of accredited investors for approximately $4.6 million. In connection with the completion of these private placements, Knology amended its amended and restated certificate of incorporation to adjust the ratios at which Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placements of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion ratio for each share of Series A preferred stock was adjusted to one-to-1.0371 and the conversion ratio for each share of Series B preferred stock was adjusted to one-to-1.4865, subject to further customary anti-dilution adjustments. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, Knology recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

         On November 6, 2002, Knology received $39.0 million gross cash proceeds from the issuance of 13,000000 shares of Series C preferred stock in a private placement to two existing investors.

Future Funding

         Knology’s business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of its interactive broadband networks, funding subscriber equipment, and maintaining the quality of its networks, and to finance the repayment, extinguishment or repurchase of its debt.

         Knology has completed the construction of its networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. In 2002 Knology expects to spend approximately $50.5 million for capital expenditures, of which $13.0 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems; network equipment, including switching and transport equipment, and billing and information systems. Knology has sufficient cash to cover its planned operating expenses and capital expenditures during 2002.

         Based on the cash $39.0 million infusion and the reduction of, and the delay in, principal and interest payments as described under “Funding to Date”, Knology believes that the restructuring transactions have resulted in a fully funded business plan. Further, Knology should be able to meet its obligations and operate as a going concern through 2002.

         Following are the cash obligations for maturities of long-term debt for each of the next five years as of September 30, 2002:

In millions

2002	$17.4
2003	58.4
2004	58.4
2005	58.4
2006	58.4
Thereafter	515.7
Total	$766.7

         Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2002 are as follows:

In millions

2002	$0.3
2003	0.9
2004	0.7
2005	0.7
2006	0.5
Thereafter	3.0
Total minimum lease payments	$6.1

         Funding to complete the construction of Knology’s networks throughout its markets and for its working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. Knology has historically relied on debt and equity financing to meet its funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs. However, sufficient debt or equity funding might not continue to be available in the future or it might not be available on terms acceptable to Knology. If Knology is not successful in raising additional capital, Knology may not be able to complete the construction of its networks throughout its markets. This may cause Knology to violate its franchise agreements, which could adversely affect Knology, or may limit its growth within these markets. Failure to obtain additional funding would also limit Knology’s ability to continue to expand its business.

         Knology has received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although its franchise in Louisville is currently being contested by the incumbent cable provider. Knology has spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Due to the uncertainties in the current financial markets, planned expansion into Nashville and Louisville has been delayed. Among the covenants included in the New Indenture governing the new Knology notes is a covenant limiting the ability of Knology to fund expansion into new markets, including Nashville and Louisville, from operating cash flows or new borrowings. Knology also plans to expand to additional cities in the southeastern United States. Knology estimates the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment Knology pays for or finances and other factors. Knology will need additional financing to complete this expansion, for new business activities or in the event Knology decides to make acquisitions. The schedule for Knology’s planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If Knology is not successful in raising additional capital, it will not be able to expand as planned.

Changes in Knology’s Certifying Accountants

         Effective June 20, 2002, at the recommendation of the Audit Committee, the Board of Directors of Knology engaged Deloitte Touche Tohmatsu LLP (Deloitte) as Knology’s independent auditors, subject to normal client acceptance procedures. This appointment followed Knology’s decision to seek proposals from independent accountants to audit Knology’s financial statements for the year ending December 31, 2002.

         Deloitte replaces Arthur Andersen LLP (Andersen) as Knology’s independent auditors. Knology’s Board of Directors upon the recommendation of the Audit Committee determined to dismiss Andersen on June 20, 2002.

         Andersen’s report on Knology’s consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Andersen’s report on Knology’s consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, but was modified as to Knology’s ability to continue as a going concern.

         During Knology’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through June 20, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the matter in connection with their reports on Knology’s consolidated financial statements. Additionally, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if used, are employed as risk management tools and not for trading purposes.

         We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facilities, which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facilities. A hypothetical 10% increase in interest rates on our variable rate bank debt for the duration of one year would increase interest expense by an immaterial amount.

ITEM 4.	CONTROL AND PROCEDURES

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

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

ITEM 2.	Changes in Securities and Use of Proceeds

None

ITEM 3.	Default upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(A)      EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Inc.’s Current Report on Form 8-K filed on January 26, 2001).

3.1.1	Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.1 to Knology, Inc.’s Quarterly Report on Form 10-Q or the quarter ended June 30, 2001).

3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1.2 to Knology, Inc.’s Annual Report on Form 10-K or the year ended December 31, 2001).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1/A (File No. 333-89179) filed December 27, 1999).

4.1	Indenture dated as of October 22, 1997 between Knology Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement of Knology Broadband, Inc. (formerly Knology Holdings, Inc.) on Form S-4 (File No. 333-43339)).

4.2	Form of Senior Discount Note (contained in Exhibit 4.1).

4.3	Form of Exchange Note (contained in Exhibit 4.1).

10.1	Engagement Letter, by and between Houlihan Lokey Howard & Zukin Capital and Knology Broadband, Inc., dated April 17, 2002.

10.2	Lockup Agreement, dated July 11, 2002.

99.1	Statement of the Chief Executive Officer and the Chief Financial Officer of Knology, Inc.Pursuant to 18 U.S.C. § 1350

(B)      REPORTS ON FORM 8-K

On September 19, 2002, the Company filed on form 8-K a press release announcing the registrant’s seeking of court approval for a consensual, prepackaged plan of reorganization of Broadband. Under the terms of the plan of reorganization, all of the existing 11 7/8% Senior Discount Notes due 2007 issued by Broadband would be exchanged for an aggregate of $193.5 million of newly issued 12% Senior Notes due 2009 of the registrant and shares of newly authorized preferred stock of the registrant representing approximately 19.3% of the registrant’s outstanding stock, on an as-converted basis, after giving effect to the reorganization.

On September 9, 2002, the Company filed on form 8-K a press release announcing the extension of the registrant’s exchange offer for the 11 7/8% Senior Discount Notes due 2007 issued by its subsidiary, Broadband.

On August 23, 2002, the Company filed on form 8-K a press release announcing the extension of the registrant’s exchange offer for the 11 7/8% Senior Discount Notes due 2007 issued by its subsidiary, Broadband.

On August 15, 2002, the Company filed on form 8-K a press release announcing an adjustment to the registrant’s previously reported second quarter 2002 net loss.

On August 13, 2002, the Company filed on form 8-K a press release announcing the registrant’s 2002 second quarter results.

On July 25, 2002, the Company filed on form 8-K a press release announcing that the registrant had commenced their previously announced exchange offer for the 11 7/8% Senior Discount Notes due 2007 issued by its subsidiary, Broadband.

On July 16, 2002, the Company filed on form 8-K a press release announcing that the registrant had reached an agreement in principle with an informal committee of holders of the 11 7/8% Senior Discount Notes due 2007 issued by its subsidiary, Broadband to reduce the debt of the registrant and its subsidiaries, on a consolidated basis. The Company also announced that it had reached an agreement with certain existing stockholders who had committed to invest $39.0 million in new equity of the registrant contingent upon a successful restructuring.

On July 12, 2002 the Company filed on form 8-K/A a press release announcing a change in the registrant’s certifying accountant for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, Inc.
November 14, 2002	By:	/s/ RODGER L. JOHNSON

Rodger L. Johnson President and Chief Executive Officer

November 14, 2002	By:	/s/ ROBERT K. MILLS

Robert K. Mills Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Rodger L. Johnson, President and Chief Executive Officer of Knology, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ RODGER L. JOHNSON

Rodger L. Johnson President and Chief Executive Officer

I, Robert K. Mills, Chief Financial Officer of Knology, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ ROBERT K. MILLS

Robert K. Mills Chief Financial Officer