Form 10-K
period 2002-12-31
KNOLOGY INC
filed 2003-03-31
CIK 1096788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
None

Securities registered pursuant to Section 12(g) of the Act:
Options to Purchase Shares of Common Stock
Options to Purchase Shares of Series A Preferred Stock
Series A Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable, as no public market exists for the voting or non-voting common equity of the registrant.

As of January 31, 2003, we had 503,197 shares of common stock, 51,040,457 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, 50,219,562 shares of Series C preferred stock, 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1 OF PART I UNDER THE CAPTION “BUSINESS—RISK FACTORS” AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR.

PART I

ITEM 1.         BUSINE SS

Our Structure

We were formed in September 1998. We own 100% of Knology Broadband, Inc., Interstate Telephone Company, Valley Telephone Co., Inc., Globe Telecommunications, Inc. and ITC Globe, Inc. We acquired these companies in November 1999 from ITC Holding Company, Inc. and other stockholders of Knology Broadband or, Broadband. This transaction is described in more detail under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Through Broadband, and its subsidiaries, we have been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina and Knoxville, Tennessee.

We began expanding into Knoxville, Tennessee in early 2000, obtaining franchise agreements from the local governments and beginning construction of a new interactive broadband network. We expect to complete construction of this network by 2004.

Interstate Telephone and Valley Telephone provide local telephone services throughout the Georgia/Alabama border area known as “The Valley,” which includes the towns of West Point, Georgia; Lanett, Alabama and Valley, Alabama and unincorporated portions of counties in both states.

Globe Telecommunications is a deregulated provider of telephone services for Interstate Telephone and Valley Telephone. Globe Telecommunications provides local and long distance services to residential and business customers. Globe Telecommunications also provides competitive local telephone services to residential and business customers located in the Newnan, Fairburn and Union City, Georgia markets.

ITC Holding formed ITC Globe in 1997 to be a provider of local broadband services in West Point, Georgia and the Georgia/Alabama border area. ITC Globe, under the trade name “KNOLOGY Connecting The Valley,” provides traditional (analog) cable television, digital cable television and high-speed Internet access to customers within the local telephone territory of Interstate Telephone and Valley Telephone.

Overview of Our Business

We are a facilities-based provider of bundled broadband communications services to residential and business customers in the southeastern United States. By “facilities-based,” we mean that we own and operate our own local networks. Our current service offerings include digital and analog cable television, local and long-distance telephone and high-speed Internet access which we refer to as video, voice and data services throughout this annual report. We deliver our services through interactive broadband networks and believe that our capability to deliver multiple services to any given customer provides us with a competitive advantage. Our strategy is to become the leading single-source provider of video, voice and data services to residential and business customers in each of our markets by offering individual and bundled service options over our integrated networks, which include “last-mile” connectivity. We believe that we are one of the first facilities-based providers of bundled video, voice and data services to focus on the residential and business markets in the United States and that we are the first provider of these bundled services in our existing markets. We have been operating advanced broadband networks and offering bundled services for six years.

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

Subject to the availability of equity financing, we plan to selectively expand our networks into additional mid-to-large-sized markets in the southeastern United States. We have been awarded franchises in Nashville, Tennessee and Louisville, Kentucky, although our franchise in Louisville is being contested by the incumbent cable provider. Our strategy is to capitalize on competitive opportunities in markets where demographics and the aging infrastructure of the incumbent service providers’ network facilities combine to create an attractive environment for deploying local interactive broadband networks.

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

Because we deliver a variety of services to our customers, we report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases local telephone, cable television and Internet access services would count as three connections. On-net connections are connections provided over our networks as opposed to telephone lines leased from third parties. For the year ended December 31, 2002, video, voice and data and other services accounted for 42.8%, 41.4% and 15.8% of our consolidated revenue, respectively.

We have extensive operating experience in the video, voice and data transmission industries and in the design, development and construction of communications facilities, including more than six years of experience operating advanced broadband networks and decades of experience operating and upgrading telephone networks. Our management team is led by Rodger L. Johnson, our chief executive officer, and Campbell B. Lanier, III, the chairman of our board and the chairman of the board of ITC Holding. Our equity investors include ITC Telecom Ventures, Inc. (an affiliate of ITC Holding), SCANA Communications Holdings and private equity funds associated with Whitney & Co., The Blackstone Group, L.P., South Atlantic Venture Capital Inc., AT&T Ventures, Wachovia Corporation and PNC Bancorp.

Our Financial Restructuring

On October 22, 1997, Broadband issued units consisting of the Broadband discount notes and warrants to purchase preferred stock and received net proceeds of approximately $242.4 million. The Broadband discount notes were sold at a substantial discount from their principal amount at maturity and accreted to face value of $444.1 million on October 15, 2002. Based on Broadband’s plans for expansion and its expectations with respect to market conditions at the time of issuance of the Broadband discount notes, Broadband believed, at that time, that it would be able to make the interest payments when they became due.

In order to reduce the amount of its outstanding debt, on June 29, 2001, Knology through its wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley Telephone, entered into a credit facility with CoBank ACB, $22.8 million of which was used in September and October 2001 by Valley Telephone to repurchase Broadband discount notes with a principal amount at maturity of $64.2 million. As part of the restructuring described below, Valley Telephone surrendered those Broadband discount notes to Broadband in consideration for receipt from Broadband of a $22.8 million guaranty of the CoBank credit facility.

For the year ended 2001, Knology reported a net loss of $90.4 million, and Broadband reported a net loss of $122.9 million. Both companies reported record growth in connections and revenue for the year ended 2001. However, despite both companies’ improving operating performances, management was concerned that the amount of debt that Broadband carried might still be too great and therefore, pursued a restructuring plan.

In response to Broadband’s possible inability to service its debt obligations, Knology engaged Credit Suisse First Boston Corporation (CSFB) on February 28, 2002, to assist it in evaluating its strategic alternatives. After examining Broadband’s alternatives, CSFB recommended either that Broadband continue its operations and attempt to satisfy its obligations under the Broadband discount notes when they become payable in April 2003 or that Knology and Broadband open discussions with the holders of the Broadband discount notes and offer to exchange the Broadband discount notes for new debt and equity of Knology. Knology elected to open discussions with holders of the Broadband discount notes.

After extensive negotiations during April, May and June of 2002, in July 2002, Knology and Broadband entered into a lockup agreement with the members of an informal committee of holders of the Broadband discount notes, as well as Wachovia Bank, National Association and CoBank, with whom the we have banking relationships, and several of Knology's major stockholders, setting forth the terms of a restructuring plan. Under the terms of the restructuring plan agreed upon by Knology, Broadband and the other parties to the lockup agreement, the Broadband discount notes would be exchanged for an aggregate of $193.5 million of new 12% senior notes due 2009 of Knology and shares of new Knology preferred stock, representing approximately 19.3% of Knology's outstanding stock, on an as-converted basis, after giving effect to the restructuring.

On July 25, 2002, Knology and Broadband commenced both an exchange offer and a solicitation of acceptances of a prepackaged plan of reorganization of Broadband. As the parties had agreed, the exchange offer was conditioned upon Knology’s receipt of tenders from 100% of the Broadband discount notes held by noteholders (other than Valley Telephone) that were “accredited investors,” ‘‘qualified institutional buyers” (QIBs) or persons other than “U.S. Persons,” in each case as such terms are defined under the Securities Act of 1933, as amended.

The exchange offer was initially scheduled to expire on August 22, 2002, but was extended by Knology first to September 6, 2002, and then to September 13, 2002. As of September 13, 2002, the holders of $354.4 million of principal amount at maturity of Broadband discount notes, or approximately 93% of the Broadband discount notes held by persons other than Valley Telephone, were tendered.

As of August 22, 2002, the expiration date of the solicitation period for voting on the prepackaged plan, all of the parties to the lockup agreement entitled to vote on the prepackaged plan had voted to accept the prepackaged plan. In addition, all other holders of Broadband discount notes who returned ballots voted to accept the prepackaged plan.

Since the 100% tender condition was not met or waived, but Knology and Broadband had received the acceptances of each class of impaired claims necessary to obtain the bankruptcy court’s approval of the prepackaged plan, Knology chose not to extend the exchange offer after it expired on September 13, 2002. Accordingly, on September 18, 2002, Broadband filed a petition under Chapter 11 of the Bankruptcy Code, and Knology and Broadband jointly filed the prepackaged plan.

On October 22, 2002 the United States Bankruptcy Court for the Northern District of Georgia confirmed the prepackaged plan without modification.

On November 6, 2002, the following transactions became effective pursuant to the prepackaged plan:

•          Knology received $39.0 million gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to existing investors SCANA Communications Holdings and ITC Telecom Ventures. The proceeds will be used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

•          $379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes, and 10,618,352 shares of new Knology Series D preferred stock and 21,701,279 shares of new Knology Series E preferred stock.

•          The $15.5 million, 4-year senior secured credit facility by and among Wachovia, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated.

•          The $40.0 million 10-year senior, secured credit facility by and among CoBank, , as lender and Valley Telephone, Globe Telecommunications, Inc., Interstate Telephone, as borrowers, was amended.

•          $64.2 million aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone, were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

•          $15.3 million owed to Knology by Broadband under two intercompany loan facilities was canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

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

Our Strategy

Our goal is to become the leading provider of broadband communications services to residential and business customers in our target markets. To achieve this objective, we are pursuing the following strategies:

•          Expand Existing Interactive Broadband Networks. We build our high-capacity, interactive broadband networks to carry fiber optics as close to the customer as economically feasible. This allows us to offer our residential and business customers a wide range of high-quality broadband communications services. We have designed our interactive broadband networks to provide sufficient capacity to meet the growing demand for high-speed, high-capacity video, voice and data services and with additional capacity to accommodate new products and services. We believe that this gives us a competitive advantage over cable, telephone and wireless systems that do not have such capacities.

•          Offer a Bundle of Broadband Video, Voice and High-Speed Data Services. We believe that by offering high-quality video, voice and high-speed, always-on data communications services to our customers in product bundles, we distinguish ourselves from our competition. We believe that the cost savings on a bundle of services and the advantages of one-stop shopping are attractive, particularly since most of our prospective customers presently buy services from multiple sources. In addition, by bundling services, we increase pricing flexibility, revenue per customer, and customer retention, as well as reduce our customer acquisition and installation costs.

•          Target Attractive Cities for Market Expansion. Subject to the availability of equity financing, we intend to evaluate expansion of our operations to southeastern or other markets that have the size, market conditions, demographics and geographical location suitable for our business strategy.

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

•          Leverage the Capacity in Our Facilities-Based Local Networks for Existing and Future Services. Many incumbent facilities-based service providers have been slow to upgrade their local networks, or the “last mile,” to provide bandwidth for multimedia or interactive applications which often require a high-speed connection. Our advanced network architecture has capacity for interactive broadband services for residential and business customers and excess fiber capacity for future use.

•          Enhance the Customer’s Experience by Delivering Personalized and Responsive Customer Service. We monitor our networks and provide live customer service 24 hours a day, seven days a week. Through our network operations center, we monitor our voice services to the customer level and our video and high-speed data services to the node level. We strive to resolve customer problems prior to the customer being aware of any service interruptions. Because we own our own local networks, we have greater control over our customers’ experience with us. Our sales and customer service representatives are able to provide customer-specific information, which builds a strong support relationship that encourages customer loyalty.

•          Offer New Products and Services Over Our Advanced Technology Platforms. We have invested in advanced technology platforms that will support multiple emerging interactive services such as video-on-demand, television-based email and Web browsing. Many of these new applications will be based on Internet protocols and will address the growing demand for new video, voice and data services. We are developing our personal computer and television portal to provide access to expanded local and personalized content and to support interactive advertising services.

Our Interactive Broadband Networks

Our interactive broadband networks are:

•          high-speed;

•          two-way interactive, allowing customers to send and receive signals at the same time; and

•          made up of high-capacity fiber-optic cables, traditional coaxial cables and twisted pairs.

Our interactive broadband networks are designed using redundant fiber-optic cables. Redundant cables increase network reliability by providing an alternate route for signals to travel if problems arise. Our fiber networks are “self-healing,” which means that they provide for automatic network back-up with 100% redundancy so that if there is a point of failure on our fiber ring, our service will continue. By comparison, most traditional cable television systems do not have redundant architectures. We provide power to our systems from locations along each network called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by hubs are equipped with back-up power. We operate a network operations center in West Point, Georgia, and we monitor our networks 24 hours a day, seven days a week. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband networks. Our technicians perform maintenance and repair of our networks on an ongoing basis. We maintain the quality of our networks to minimize service interruptions and extend the networks’ operational life.

Our interactive broadband networks can support numerous channels of basic and premium cable television services, telephone services, Internet access and other broadband communications services. Our networks have extra capacity, to readily accommodate new services as content and technology become available.

We offer local telephone service over these networks in much the same way local phone companies provide service. We provide dial tone service and install a network interface box outside a customer’s home and may add wiring inside the premises as well. We can offer multiple lines of telephone service. Our networks interconnect with those of other local phone companies through a nine-state interconnection agreement with BellSouth Telecommunications, Inc.. This agreement expires in September 2005. We provide long-distance service using leased facilities from other telecommunications service providers.

We have entered into an agreement with Business Telecom, Inc. under which we lease a portion of Business Telecom’s long-distance telephone facilities. Under the agreement, Business Telecom also provides us with call switching services and operator and directory assistance.

We have entered into an agreement with ITC/\DeltaCom under which we lease a portion of ITC/\DeltaCom’s Internet facilities, this agreement expires in January 2004 ITC/\DeltaCom also provides us with operator and directory assistance, and wide area network and transport services for our voice and data networks.

We provide Internet access using high-speed cable modems in much the same way customers currently receive Internet services over modems linked to the local telephone network. The cable modems we presently use are significantly faster than dial-up modems generally in use today. Our customer’s Internet connection is always on, and there is no need to dial up for access to the Internet or wait to connect through a port leased by an Internet service provider.

Our Broadband Communications Services

We sell video, voice and data services to residential and business customers. Our goal is to sell these services in bundled packages. We sell individual services at prices competitive to those of the incumbent providers, but offer increasing discounts as customers purchase additional services from our bundle.

Video Services. We offer our customers basic, expanded basic, premium and digital cable television services. Customers generally pay fixed monthly fees for cable programming and premium television services, which constitute our principal sources of video revenue. Most customers choose to subscribe to expanded basic cable service. We call this service expanded basic because it includes many more channels than traditional basic cable service. Our expanded basic cable service consists of approximately 65-75 channels of programming, including:

•          television signals from local broadcast stations;

•          television signals from so-called super stations such as WGN (Chicago);

•          numerous satellite-delivered, non-broadcast channels such as TBS (Atlanta), CNN, MTV, ESPN, The Discovery Channel, Nickelodeon and various home shopping networks;

•          displays of information featuring news, weather, stock and financial market reports; and

•          public, government and educational access channels.

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

Digital technology permits us to offer our customers the following services:

•          near video-on-demand, which includes movies or other programs that commence in frequent intervals, to customers for a fee-per-viewing basis;

•          video-on-demand (VOD), which permits customers to order movies and other programming on demand with VCR-like functions for a fee-per-viewing basis;

•          digital basic channels, which offer special programming for all interests;

•          multiplex channels of HBO, Cinemax, Showtime, The Movie Channel and Encore/Starz, with 6-8 additional channels per network;

•          approximately 35-45 digital-quality music channels which are available 24 hours a day and are commercial free;

•          interactive television content providing news, weather, sports, horoscopes, games and programming information;

•          parental controls which block selected channels, time periods and programming by content ratings; and

•          email from a subscriber’s television set.

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

Voice Services. Our telephone service includes local and long-distance telephone services. Our customers pay a fixed monthly rate for all local calling and fees based on usage for long-distance calling. Customers may elect to receive call blocking, call waiting, call forwarding, voice mail, caller ID and other value-added services, which generally involve an additional fixed charge per month per telephone line. Our long-distance service offers features and prices comparable to those of our competitors.

Data Services. We offer both residential and business Internet packages that include high-speed connections to the Internet using cable modems and a new Internet package known as “Intronet”, which only differs from our traditional offerings in terms of upstream and downstream speeds. Because a customer’s Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. All of our Internet packages offer the following:

•          unlimited use for a fixed monthly fee;

•          service that is always on, eliminating the need to dial-up to connect to the Internet;

•          7 email accounts free of charge, with additional email accounts available for a monthly charge;

•          10 megabytes of free online storage space to host a personal website;

•          access to local content, broadband content, technical support information, national news, sports and financial reports;

•          direct links to search engines;

•          a DOCSIS compliant modem for a fixed monthly fee with installation provided by a trained professional cable-modem installer; and

•          technical support.

Broadband Carrier Capacity. We use extra, unused capacity on our networks to offer wholesale services to other local and long-distance telephone companies, Internet service providers and other integrated services providers. We call these services our “broadband carrier services.” We believe our interactive broadband networks offer other service providers a reliable and cost competitive alternative to other telecommunication service providers.

We sell access to our networks to long-distance telephone companies for interstate and intrastate long-distance phone calls to and from our customers. We sell access to our networks to connect local telephone companies to their business customers. We offer traditional special access and local private line services through our networks by providing high capacity connections to medium and large commercial users, local telephone companies and other carriers throughout a metropolitan service area. Special access lines are dedicated lines that connect customers directly to a long-distance carrier. Private lines are dedicated lines linking a customer location to one or more other customer locations.

Future Broadband Communications Services. We believe that our interactive broadband networks will enable us to provide additional broadband services in the future, including:

•          e-commerce services from a television-based Internet gateway;

•          closed-circuit television security monitoring and alarm systems;

•          interactive energy management services in partnership with power companies allowing customers to monitor energy usage and cost online; and

•          voice transmission employing traditional telephone functions via the Internet.

Markets

Current Markets

We currently serve the following markets with our interactive broadband networks:

•          Huntsville, Alabama;

•          Montgomery, Alabama;

•          Panama City, Florida;

•          Augusta, Georgia;

•          Columbus, Georgia;

•          Charleston, South Carolina;

•          Knoxville, Tennessee; and

•          West Point, Georgia and Valley, Alabama.

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

New Markets

We plan to evaluate expansion of our operations to southeastern or other markets that have the size, market conditions, demographics and geographical location suitable for our business strategy. We plan to evaluate target cities that have the following characteristics, among others:

•          an average of at least 70 homes per mile;

•          at least 100,000 households; and

•          the opportunity to capture a substantial number of customers and be the leading provider of bundled communications services.

We have been granted franchises in Nashville, Tennessee and Louisville, Kentucky. Our franchise in Louisville is currently being contested by the incumbent cable provider.

Network Construction, Switching and Interconnection

Network Construction

Our interactive broadband networks consist of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communication medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our networks, our system’s main high-capacity fiber-optic cables connect to multiple nodes throughout a network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers. Coaxial cable is the type of cable most commonly used for cable video systems, but it is suitable to provide data transmission and telephone service. This type of cable has excellent broadband frequency characteristics and physical durability. As of December 31, 2002, our networks passed 436,462 marketable homes and supported 288,161 on-net connections.

In Knoxville, we have deployed a new network design that will allow us to generally provide fiber to an average of 24 homes per node. This increases the amount of bandwidth available for each home for high-speed data and other advanced services.

With the exception of West Point, Georgia and Valley, Alabama, we maintain our own construction crews, we also use contractors for the construction of our networks. We serve as the project manager of the construction process, directing and supervising the various construction crews. Historically, we have generated revenues from customers within one year following the date we start construction in a new market, and construction of the network has been completed, in a new market, within three to five years.

Switching

Switches are devices that direct voice and data traffic. Our primary switch, a Nortel DMS 500 located in West Point, Georgia, allows us to provide enhanced custom calling services including call waiting, call forwarding and three-way calling. We have recently deployed a second switch in Huguley, Alabama. All of our voice and data traffic passes through one of our switches. If one of our switches were to fail to operate, a portion of our customers would not be able to access our voice and data services until the failure is corrected. Both switches employ two sources of redundant power back-up; a generator back-up and a battery back up. In addition, we have made arrangements with Nortel to provide emergency support in the event that we experience problems with our switches.

Interconnection

We rely on local telephone companies and other companies to connect our local telephone customers with customers of other local telephone providers. We have access to BellSouth’s telephone network under a nine-state interconnection agreement, which expires in September 2005. The Telecommunications Act of 1996 established certain requirements and standards for interconnection arrangements, and our interconnection agreement with BellSouth is based on these requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration, as discussed below under the caption “ Legislation and Regulation-Federal Regulation of Telecommunications Services.”

The key terms of our interconnection agreement with BellSouth are:

•          the right to connect to each other’s facilities;

•          the rates we pay each other for handling and delivery of one another’s telephone traffic; and

•          the right to attach network facilities to each other’s telephone poles and rights-of-way.

Under the Telecommunications Act of 1996, BellSouth is required to allow us to interconnect to their network. Pursuant to the Telecommunications Act of 1996 and the terms of our existing agreement, we can either:

•          automatically renew our existing interconnection agreement by notifying BellSouth of our intention to renew within the applicable timeframe;

•          negotiate the terms of a new agreement with BellSouth;

•          choose another interconnection agreement that BellSouth has with another telephone company and enter into an interconnection agreement on those same terms and conditions; or

•          accept the default pricing and terms and conditions offered by BellSouth.

It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation, which could have a negative impact on our interconnection agreement with BellSouth. Our ability to compete successfully in the provision of services will depend on the timing of implementing such regulations and whether they are favorable to us.

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

Sales Strategy

We have different sales strategies for marketing to customers in newly constructed network areas and to customers in mature network areas. In new markets, we undertake an extensive marketing campaign prior to the activation of service. We begin with direct mail and door-hangers followed by door-to-door solicitations and outbound telemarketing as we activate each node.

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

Customer Service and Billing

Customer Service

Customer service is an essential element of our operations and marketing, and we believe our quality and responsiveness differentiates us from many of our competitors. A significant number of our employees are dedicated to customer service activities, including:

•          order taking;

•          customer activations;

•          billing inquiries and collections;

•          service upgrades;

•          provision of customer premise equipment; and

•          administration of our customer satisfaction program.

In addition, we provide 24-hour-a-day, seven-day-a-week customer service. We operate a centralized customer phone center in Augusta, Georgia for all customer service transactions other than network trouble calls, which are handled locally in each market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings.

We monitor our networks 24 hours a day, seven days a week. Through our network operations center, we monitor our voice services to the customer level and our video and high-speed data services to the node level. We strive to resolve customer problems prior to the customer being aware of any service interruptions.

Billing

In five of our markets, billing services for video and data are provided by DST Innovis, Inc., while billing services for voice are provided by Quintrex. Our customers currently receive separate billing statements for video and data services and for voice services, but we intend to offer a single billing option in the future. We are in the process of implementing a convergent billing system which enables us to send a single bill to our customers for video, voice and data services and which was developed by Ushacom. We have completed implementation of the billing system in three markets and intend to complete implementation of all our markets in 2003.

Competition

We face significant competition from other providers of video, voice and data services. Some of our competitors offer more than one of these services, although none of our current competitors offer all of the services that we provide.

Video Services

Other Cable Systems. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors include Comcast Cable Communications, Charter Communications, Mediacom and Time Warner Cable. We compete with these companies on terms of pricing and programming content, including the number of channels and the availability of local programming. We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming.

We expect that we will continue to compete with other cable television providers in our markets. Furthermore, federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. This makes it easier for competitors to enter our markets. In addition, an increasing number of cities are considering the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

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

Other Television Providers. Cable television distributors may, in certain markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. These competitors include:

•          broadcast television;

•          direct broadcast satellite systems;

•          wireless cable systems;

•          satellite master antenna television systems; and

•          local telephone companies.

We compete with these entities on terms of pricing and programming content, including the number of channels and the availability of local programming.

We encounter competition from direct broadcast satellite systems that transmit signals to small dish antennas owned by the end-user. DirecTV and Echostar offer multichannel programming via satellites to dish antennas with a diameter of only approximately 18 inches. Although satellite television providers presently serve only approximately 14% of pay television subscribers according to industry sources, their share has been growing steadily. Competition from direct broadcast satellites could become substantial as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for subscribers. As a result, competition from these companies may increase.

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

We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multi-unit complexes through a satellite master antenna—a single satellite dish for an entire building or complex. These systems are generally free of any regulation by state and local governmental authorities. Pursuant to the Telecommunications Act of 1996, these systems, called satellite master antenna television systems, are not commonly owned or managed and do not cross public rights-of-way and, therefore, do not need a franchise to operate.

The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from them. Several major local telephone companies, including BellSouth, have announced plans to provide video services to homes.

Voice Services

In providing local and long-distance telephone services, we compete with the incumbent local phone company, various long distance providers and voice over Internet protocal (IP) telephone providers in each of our markets. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies to us. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States where we someday hope to expand. We also compete with long-distance phone companies such as AT&T, WorldCom and Sprint.

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

Our ability to compete successfully will depend on the attributes of the overall bundle of services we are able to offer, including our price, features and customer service as compared to that of competitors.

In providing telephone services to business customers, we compete with Business Telecom and ITC/\DeltaCom, from whom we also purchase services. Our agreements with Business Telecom and ITC/\DeltaCom are described above under the heading “—Our Interactive Broadband Networks.”

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

In providing Internet access services, we compete with:

•          traditional dial-up Internet service providers;

•          providers of satellite-based Internet services;

•          incumbent local exchange providers which provide digital subscriber lines;

•          incumbent cable television companies, which provide Internet access service via cable modems; and

•          other long-distance telephone companies.

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

A large number of companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies such as AOL Time Warner Inc., CompuServe Corporation, MSN, Prodigy Communications Corporation and WebTV Networks, Inc. offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer Internet services over telephone lines using computer modems. A few Internet service providers also offer high-speed integrated services using digital network connections and DSL connections to the Internet.

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

Cable television companies are also entering the Internet access market. The incumbent cable television company in each of our markets currently offers high speed Internet access services.

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

Future federal and state legislative and regulatory changes may adversely or beneficially affect Knology’s operations. We cannot predict the impact of such legislative or regulatory actions on our operations. The following description of certain major regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Cable Television Consumer Protection and Competition Act of 1992

The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) increased the regulation of the cable industry by imposing rules governing, among other things:

•          rates for tiers of cable video services;

•          access to programming by competitors of cable operators and restrictions on certain exclusivity arrangements by cable operators;

•          access to cable channels by unaffiliated programming services;

•          terms and conditions for the lease of channel space for commercial use by parties unaffiliated with the cable operator;

•          ownership of cable systems;

•          customer service requirements;

•          mandating carriage of certain local television broadcast stations by cable systems and the right of television broadcast stations to withhold consent for cable systems to carry their stations;

•          technical standards; and,

•          cable equipment compatibility.

The legislation also encouraged competition with existing cable television systems by:

•          allowing municipalities to own and operate their own cable television systems without a franchise;

•          preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system’s service area; and

•          prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

Telecommunications Act of 1996

The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. This Act permitted regional Bell operating companies to apply to the FCC for authority to provide long-distance services. It also included significant changes in the regulation of cable operators. For example, the FCC’s authority to regulate the rates for “cable programming service” tiers (all tiers other than the lowest level “basic service tier”) of all cable operators expired on March 31, 1999. The legislation also:

•          repealed the anti-trafficking provisions of the 1992 Cable Act, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

•          allows cable operators to enter telecommunications markets which historically have been closed to them;

•          limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

•          adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network; and,

•          allows some telecommunications providers to begin providing competitive cable service in their local service areas.

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

Rate Regulation. The 1992 Cable Act authorized rate regulation for certain cable services and equipment. It requires communities to certify with the FCC before regulating basic cable rates. Cable service rate regulation does not apply where a cable operator demonstrates to the FCC that it is subject to effective competition in the community. To the extent that any municipality attempts to regulate Knology’s basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation.

Program Access. To promote competition with incumbent cable operators by independent cable programmers, the 1992 Cable Act placed restrictions on dealings between cable programmers and cable operators. It prohibits satellite video programmers affiliated with cable operators from favoring those cable operators over competing distributors of multichannel video programming, such as DBS distributors, MMDS distributors, and competitive cable operators such as Knology. These restrictions are designed to limit the ability of vertically integrated satellite cable programmers from offering exclusive programming arrangements or preferred pricing or non-price terms to cable operators. Congress and the FCC have considered proposals to expand the program access rights of cable competitors such as Knology, including the possibility of applying all program access requirements to terrestrially delivered video programming and video programmers. The FCC currently is considering whether it should allow the exclusivity restrictions in the program access rules to sunset, on October 5, 2002, or whether it should extend these restrictions to further assist competitors to incumbent cable operators. If the exclusivity restrictions are allowed to sunset, this could have a materially adverse impact on Knology if incumbent cable operators use the greater flexibility to deny important programming to Knology’s systems.

Carriage of Broadcast Television Signals. The 1992 Cable Act established broadcast signal carriage requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable system to carry the station (“must-carry”) or whether to require the cable system to negotiate for consent to carry the station (“retransmission consent”). Stations are generally considered local to a cable system where the system is located in the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. Pursuant to the Satellite Home Viewer Improvement Act, the FCC enacted rules governing retransmission consent negotiations between broadcasters and all distributors of multichannel video programming (including cable operators). Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent. Must-carry requests may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while retransmission consent elections may involve cable operator payments (or other concessions) to the programmer. Knology carries some stations pursuant to retransmission consent agreements and pays fees for such consents or has agreed to carry additional services. Knology carries other stations pursuant to must-carry elections.

The FCC has adopted rules for the carriage of digital broadcast signals. The FCC is in the process of considering whether to require cable systems (which would include Knology’s systems) to carry both the analog and digital signals of television broadcast stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC tentatively concluded that it will not adopt the “dual carriage” requirement during the transition, and has also concluded that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital broadcaster’s “multi-cast” services), but those conclusions may change during the course of the FCC’s reconsideration of these matters. If the “dual carriage” rule is adopted, or if the FCC concludes that after the transition to digital television, cable operators must carry all of the multicast services in a broadcaster’s digital feed, this would have a negative impact on Knology because it would reduce available channel capacity and thereby require us to discontinue other channels of programming or prevent us from carrying new channels of programming that are more desired by our customers.

Registration Procedures and Reporting Requirements. Before beginning operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including Knology, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC’s allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

Technical Requirements. The FCC imposes certain technical standards applicable to the cable channels on which broadcast stations are carried (including carriage of digital television signals), standards to prevent harmful interference with aeronautical navigation and safety radio services and limits on cable system signal leakage. The FCC also adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system’s use of any type of subscriber equipment or transmission technology.

Customer Equipment Regulation. As noted, cable customer equipment is subject to rate regulation unless the FCC deems the cable system to face effective competition. The FCC has also required that cable customers be permitted to purchase cable converters and other navigation device equipment from third parties, such as retailers. It developed a multi-year phase-in period during which security functions (which remain in the exclusive control of the cable operator) would be unbundled from non-security functions, which then could be supplied by third-party vendors. July 1, 2000 was the implementation date for the first phase. The separate security module requirement applies to all digital devices as well as to devices that access both analog and digital services (“hybrid devices”), although it does not apply to analog-only devices. As long as cable operators subject to the rules comply with the separate security module requirement, they may continue to provide their customers with devices that contain both embedded security and non-security functions (“integrated devices”) until January 1, 2005, at which time they will be prohibited from placing these devices in service. The FCC restrictions could negatively affect how Knology develops and markets new services and equipment to its customers.

Franchise Authority. Cable television systems operate pursuant to franchises issued by local franchising authorities (which are the cities, counties or political subdivisions in which a cable operator provides cable service). Local franchising authority is premised upon the cable operator’s facilities crossing the public rights-of-way. Franchises are typically of fixed duration with the prospect for renewal. These franchises must be nonexclusive. The terms of local franchises vary by community, but typically include requirements concerning service rates, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels, and channel capacity. Franchises often may be terminated, or penalties may be assessed, if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of local franchise authority is limited by federal law. For example, local franchise authorities may not issue exclusive franchises, may not require franchise fees that exceed 5% of gross revenues from the provision of cable services, and may not mandate the use or a particular technology. Local franchise authorities are permitted to charge fees other than cable franchise fees, such as fees for a telecommunications providers’ use of public rights-of-way. Knology holds cable franchises in all of the franchise areas in which we provide service. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. The Telecommunications Act of 1996 exempted those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements, although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services.

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

Franchise Transfer. Local franchise authorities are required to act on a cable operator’s franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

Channel Set-Asides. Local franchising authorities may require cable operators to set aside certain channels for public, educational and governmental (“PEG”) access programming. Federal law requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. An FCC-prescribed formula governs the calculation of leased access rates. By occupying capacity on our systems, PEG and leased access channels may replace programming that is more attractive to our subscribers.

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

Pole Attachments. Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. The right to access is beneficial to facilities-based providers such as Knology. Federal law also establishes principles to govern the pricing of and terms of such access. Utilities may charge telecommunications carriers (and cable operators providing both cable television service and telecommunications service, such as Knology) a different (often higher) rate for pole attachments than they charge cable operators providing solely cable service. The

FCC has adopted rules implementing the two different statutory formulas for pole attachment rates. The federal access and rate provisions apply only in those states that have not certified to the FCC that they regulate pole attachment rates. Currently, 18 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which Knology operates, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator. The Eleventh Circuit Court of Appeals overturned the FCC’s conclusion. However, the United States Supreme Court has upheld the FCC’s decision by reversing the decision of the Eleventh Circuit Court of Appeals and confirming the FCC’s authority.

Inside Wiring of Multiple Dwelling Units. FCC rules provide generally that, in cases where the cable operator owns the wiring inside a multiple dwelling unit (“MDU”) but has no right of access to the premises, the MDU owner may give the cable operator notice that it intends to permit another cable operator to provide service there. The cable operator then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring. The FCC also adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to provide telecommunications carriers and cable operators with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings, campuses, etc.) in those states where the FCC possesses authority to regulate pole attachments.

Access to and Competition in Multiple Dwelling Units. The FCC has preempted laws and rules that restrict occupants of MDUs from placing small satellite antennas on their balconies (or areas under the occupant’s exclusive use). The FCC’s action increases the ability of direct broadcast satellite (“DBS”) operators such as DirecTV to compete with Knology in certain MDUs. The FCC recently decided not to abrogate or restrict existing or future exclusive video MDU access contracts by multichannel video programming distributors. The decision not to abrogate existing exclusive MDU access contracts may restrict Knology in competing with the incumbent cable operator (or other video or telecommunications competitors) in those MDUs where another cable operator and/or telecommunications carrier has obtained an exclusive access arrangement. The FCC has prohibited future exclusive access agreements for telecommunications carriers in commercial multi-tenant environments and is considering whether to abrogate existing exclusive telecommunications carrier access arrangements. The FCC is also considering whether to extend such exclusivity prohibitions to residential multi-tenant environments. The FCC is considering rules that would require owners of multi-tenant environments to allow telecommunications carriers nondiscriminatory access to their buildings. If adopted, these requirements may facilitate Knology’s access to customers in multi-tenant environments, at least with regard to its provision of telecommunications services.

Privacy. Federal law restricts the manner in which cable operators can collect and disclose data about individual system customers. Federal law also requires that the cable operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. Cable operators must also take such actions as are necessary to prevent unauthorized access to personally identifiable information. Failure to adhere to these requirements subjects the cable operator to payment of damages, attorneys’ fees and other costs.

Copyright. Cable television systems are subject to federal compulsory copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Adjustments in copyright royalty rates are made through an arbitration process supervised by the U.S. Copyright Office. The modification or elimination of the compulsory copyright licensing scheme could adversely affect Knology’s ability to provide its subscribers with their desired broadcast programming.

Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and cable programming networks, such as USA Network, has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers and BMI, Inc., the two major performing rights organizations in the United States. The American Society of Composers and Publishers and BMI, Inc. offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their subscribers.

Internet Service. The FCC recently rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. A contrary decision may have facilitated greater competition by non-facilities-based Internet service providers with Knology’s broadband service offerings. The FCC recently classified cable modem service as an “information service,” not a cable service, with no separate telecommunications service offering. Consequently, local franchise authorities may not include Knology’s revenues from cable modem services in the total revenues from which the cable franchise fee is calculated. This decision has been appealed and additional appeals remain possible. In addition, the FCC recently sought comment on the scope of its jurisdiction to regulate cable modem service and the extent to which state and local governments may regulate cable modem service. Although the FCC has indicated a preference for minimizing regulation of broadband services, future regulation of cable modem service by federal, state or local government entities remains possible. The FCC also sought comment on whether it should resolve any disputes that may arise over cable operators’ previous collection of franchise fees from their customers based, in part, on cable modem service revenues, or whether the FCC should leave such matters to the courts. There remains a risk that Knology will confront litigation on this issue.

Regulatory Fees. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. Per-subscriber regulatory fees may be passed on to subscribers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC’s rate regulations remain applicable to the cable system.

Tier Buy Through. Federal law requires cable operators to allow customers to purchase premium services or pay-per-view video programming offered by the cable operator on a per-channel or per-program basis without the need to subscribe to any tier of service except the basic service tier unless the cable system’s lack of addressable converter boxes or other technological limitations prohibit it from doing so. The exemption for cable operators lacking the technological ability to comply expired in October 2002, although the FCC may extend that period on a case-by-case basis as necessary pursuant to an appropriate waiver request. Knology’s systems currently comply with these requirements and Knology does not avail itself of the technological exemption.

Emergency Alert System. In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new emergency alert system. All of our networks are in compliance with the new standards.

FCC regulations also address:

•          restrictions on origination and cablecasting by cable system operators;

•          application of the rules governing political broadcasts;

•          nonduplication of network programming from distant same-network stations upon the appropriate request of the local television station;

•          deletion of syndicated programming of a distant same-network station upon the appropriate request of the local television station;

•          customer service standards;

•          limitations on advertising contained in nonbroadcast children’s programming; and,

•          equal employment opportunity (new outreach and reporting requirements regarding full time hires were effective March 10, 2003).

Potential Regulatory Change. The regulation of cable television systems at the federal, state, and local levels is subject to the political process and has seen constant change over the past decade. Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that Knology’s business will not be affected by future legislation or new regulations.

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

Tariffs and Detariffing. Knology Broadband is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long-distance carrier services and its competitive local exchange carrier services. As a non-dominant carrier, its rates presently are not generally regulated by the FCC. The FCC has ordered mandatory detariffing of non-dominant carriers’ interstate and international interexchange services. Non-dominant carriers are not permitted to file tariffs with the FCC for their interstate access services if the charges for such services are higher than FCC-established benchmarks. If a non-dominant carrier’s charges for interstate access services are equal to or below the FCC-established benchmark, it is permitted, but not required, to file tariffs with the FCC for such services. Knology’s interstate access services fall within the FCC-established benchmark and it has a tariff on file with the FCC for those services.

Interstate Telephone and Valley Telephone are regulated by the FCC as dominant carriers in the provision of interstate access services. As dominant carriers, Interstate Telephone and Valley Telephone must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Interstate Telephone has its own tariffs on file with the FCC, while Valley Telephone concurs in tariffs filed by the National Exchange Carrier Association. Interstate Telephone and Valley Telephone are both classified as nondominant in the provision of interstate and international interexchange services, rendering them subject to mandatory detariffing at the FCC for such services.

Interconnection and Compensation for Transport and Termination. The Telecommunications Act of 1996 established a national policy of permitting the development of local telephone competition. This Act preempts laws that prohibit competition for local telephone services and establishes requirements and standards for local network interconnection, unbundling of network elements and resale. The Telecommunications Act of 1996 also requires incumbent local telephone carriers to enter into mutual compensation arrangements with competitive local telephone companies for transport and termination of local calls on each other’s networks. The interconnection, unbundling and resale standards were developed initially by the FCC and were further implemented by the states. The terms of interconnection agreements among the carriers have been, and are likely to continue to be, overseen by the states. Although a panel of judges from the Court of Appeals for the Eleventh Circuit (which governs many of Knology’s markets), previously concluded that state public service commissions lack the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements, the court en banc has reversed that conclusion and agreed with six other federal circuits that the states do have such authority.

We have executed a local network interconnection agreement with BellSouth for, among other things, the transport and termination of local telephone traffic. This agreement has been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations.

The FCC has concluded that calls to Internet service providers are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Telecommunications Act of 1996. This decision was remanded by the US Court of Appeals for the D.C. Circuit, for the second time in 2002; at least one party has filed for Supreme Court review of the appellate court’s decision.

The Telecommunications Act of 1996 includes an exemption from interconnection requirements for rural telephone companies. Under this exemption, a competitor is not entitled to interconnect with a rural telephone company absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Both Interstate Telephone and Valley Telephone are rural telephone companies as defined by the federal Communications Act. The Alabama Public Service Commission and, with respect to Interstate Telephone, the Georgia Public Service Commission have determined that these companies should be exempt from the interconnection requirements of the Telecommunications Act of 1996.

Unbundled Network Elements. The FCC has established pricing principles for use by the states to determine rates for unbundled local network elements and to calculate resale discounts. The state commissions have significant responsibility for the implementation of the FCC’s rules, including the actual setting of rates for unbundled network elements. The Supreme Court has upheld the FCC’s price methodology for making unbundled network elements available. The FCC requires incumbent local telephone carriers to provide a platform that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may be able to provide retail local services entirely through the use of the local telephone carriers’ facilities at lower discounts than those available for local resale. In its Triennial Review proceeding, among other issues, the FCC sought to identify which, if any, network elements that ILECs should no longer be required to offer on an unbundled basis. The FCC also analyzed the issue of which elements must be unbundled in response to a remand of its previous rules by the US Court of Appeals for the D.C. Circuit, and has recently adopted an order determining that certain network elements will no longer be subject to unbundling, and has given the state public utility commissions a limited period to make findings as to local circuit switching. As of the filing of this annual report, the full text of the FCC’s order is not available. Additionally, following that order’s publication in the Federal Register, interested parties will be able to request FCC reconsideration or judicial review of that order. Consequently, we cannot at this time state with any certainty the impact of that order upon our business. The availability of unbundled network platforms and a wide variety of available unbundled network elements could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities (but instead rely, in whole or in part, on the facilities of the incumbent); conversely, the limiting of elements and platforms available on an unbundled basis may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities.

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

Universal Service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications

Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a Universal Service Fund (“USF”). There is an exemption for providers whose contribution would be less than $10,000 in a particular year. The FCC is conducting a comprehensive review of the rules governing contributions to USF and recovery of those contributions from customers. For example, the FCC is considering whether to base contributions on the number of end user connections, including those used for cable modem services, provided by a company. If adopted, such a rule would significantly increase Knology’s contribution obligations, although its competitors’ obligations would also increase. Knology, Interstate Telephone and Valley Telephone presently contribute to the fund. We cannot be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

Access Charge Reform. The FCC is in the process of reducing access charges imposed by local telephone companies for origination and termination of interstate long distance traffic. Overall decreases in local telephone carriers’ access charges as contemplated by the FCC’s access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long-distance carriers for comparable access. Changes to the federal access charge regime could adversely affect us by reducing the revenues that we generate from charges to domestic interstate and international long-distance carriers for originating and terminating interstate traffic over our telecommunications facilities.

The FCC has adopted an order (the “MAG Plan”) to reform interstate access charges and universal service support for rate-of-return incumbent local exchange carriers such as Valley Telephone. The MAG Plan is designed to lower access charges toward cost, replace implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers, and provide certainty and stability for the small and mid-sized local telephone companies serving rural and high-cost areas by permitting them to continue to set rates based on a rate-of-return of 11.25 percent, thereby encouraging rural investment. The MAG Plan, as adopted, will reduce switched access fees for small ILECs and protect universal service in areas served by those ILECs. Although the MAG Plan significantly reduces per-minute access charge revenues to these carriers, it is designed to protect them for at least the term of the plan from potentially much larger revenue reductions. Petitions for reconsideration of the MAG Plan are currently pending before the FCC and the FCC has sought further comment on certain proposals related to the MAG Plan.

Regional Bell Operating Company Entry into Long Distance. The Telecommunications Act of 1996 establishes standards for regional Bell operating companies and their affiliates to obtain from the FCC authority to provide long distance telecommunications services originating in their in-region local access and transport areas, or LATAs, to points outside that area. LATAs are geographical regions in the United States within which a Bell Operating Company may offer local telephone service. The FCC approved BellSouth’s application to provide in-region interLATA long distance service in Georgia, Louisiana, Florida, Tennessee, Alabama, Kentucky, Mississippi, North Carolina and South Carolina. Several of those BellSouth applications had previously been rejected by the FCC or withdrawn by BellSouth; however, requests for the affected States were subsequently resubmitted and approved by the FCC. Because of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant competitor in each of the states in which it has obtained in-region, interLATA authority from the FCC.

Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

•          interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

•          ensure that their services are accessible and usable by persons with disabilities;

•          provide telecommunications relay service either directly or through arrangements with other carriers or service providers, which service enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center;

•          comply with verification procedures in connection with changing a customer’s carrier;

•          protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

•          maintain equipment, facilities, and services in such a manner as to allow for the interception of wire and electronic communications and access to call-identifying information by authorized law enforcement;

•          pay annual regulatory fees to the FCC; and

•          contribute to the Telecommunications Relay Services Fund, as well as funds to support telephone numbering administration and local number portability.

Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the flexibility of our competitors.

Advanced Services. The FCC is currently reviewing the regulatory treatment of incumbent local exchange carrier provision of stand-alone broadband and broadband sold in combination with Internet access services where the incumbent local exchange carrier is classified as dominant in the provision of local exchange and exchange access service. If the FCC exempts or substantially reduces incumbent local exchange carriers from regulation of these services (for example, by eliminating regulations governing end user prices, collocation of competitive xDSL providers’ equipment in central offices, and unbundling), the incumbent local exchange carriers’ broadband offerings may place greater competitive pressures on Knology’s broadband service offerings.

Line Sharing. Where an incumbent local exchange carrier provides voice service to a customer (and subject to certain technical conditions), the FCC has required incumbent local exchange carriers, like BellSouth, to offer to unaffiliated telecommunications carriers on an unbundled basis the high-frequency portion of the incumbent’s loops or subloops (lines connecting customer premises to the switch used for basic telephone service). This requirement, known as “line sharing,” was designed, in part, to reduce the costs of the incumbent’s competitors’ provision of digital subscriber line (“DSL”) services to small businesses and residential customers. The Court of Appeals for the D.C. Circuit reversed the FCC’s line sharing order in the same decision discussed earlier, under Unbundled Network Elements, and the FCC’s recently-adopted remand order held that the high-frequency portion of the loop is not an unbundled network element (although the entire loop is such an element). The FCC has adopted a three-year transition period to implement this rule change. The FCC’s decision could benefit us by eliminating a discount available to companies competing with our broadband services; however, because that order is still subject to agency and judicial review, we cannot state with certainty what the impact on our business may be.

State Regulation of Telecommunications Services

Traditionally, the states have exercised jurisdiction over intrastate telecommunications services. The Telecommunications Act of 1996 modifies the dimensions of state authority in relation to federal authority. It also prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996’s open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services (barring federal preemption) and require carriers to obtain certificates or licenses before providing service.

Alabama, Georgia, Florida, Kentucky, South Carolina and Tennessee each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in Alabama, Georgia, Florida, Kentucky, South Carolina and Tennessee. As a condition of providing intrastate telecommunications services, we are required, among other things:

•          to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

•          to comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

•          to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers, and content of customer bills), complaints, transfers of control and certain financing transactions.

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

In addition, the states have authority under the Telecommunications Act of 1996 to determine whether Knology is eligible to receive USF funds. They also possess authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the local exchange carrier, and to arbitrate disputes arising in negotiations for interconnection, although, as mentioned, the Court of Appeals for the Eleventh Circuit (which governs many of Knology’s markets), recently concluded that state public service commissions have the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements.

Interstate Telephone and Valley Telephone are subject to additional requirements under state law, including rate regulation and quality of service requirements. In Alabama, both Interstate Telephone and Valley Telephone are subject to a price cap form of rate regulation. Under price caps, the companies have limited ability to raise rates for intrastate telephone services, but the Alabama Public Service Commission does not regulate the rate of return earned by the companies.

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

Franchises

As described above, cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as:

•          time limitations on commencement and completion of system construction;

•          customer service standards;

•          minimum number of channels; and

•          the provision of free service to schools and certain other public institutions.

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

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the relevant franchising authorities. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the “fair market value” of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals.

The following table lists our existing and pending franchises by market, term and expiration date.

Market Area	Term (years)	Expiration Date

Huntsville, AL
Huntsville, AL	15	3/6/2006
Limestone County, AL	15	5/7/2005
Madison, AL	15	10/22/2006
Madison County, AL	10	11/20/2009
Redstone Arsenal, AL	10	2/8/2011

Montgomery, AL
Autauga County, AL	15	10/15/2013
Maxwell Air Force Base, AL	5	9/30/2003
Montgomery, AL	15	3/6/2005
Prattville, AL	15	7/7/2013

Valley, AL; West Point, GA
Chambers County, AL	15	12/15/2012
Lanett, AL	15	1/20/2013
Valley, AL	15	1/12/2013
West Point, GA	15	1/19/2013

Panama City, FL
Bay County, FL	15	1/5/2006

Market Area	Term (years)	Expiration Date

Cedar Grove, FL	15	6/9/2013
Callaway, FL	10	9/28/2009
Lynn Haven, FL	20	5/12/2018
Panama City, FL	20	3/10/2018
Parker, FL	10	12/7/2009
Panama City Beach, FL	15	12/3/2012

Augusta, GA
Augusta Richmond County, GA	15	1/20/2013
Aiken County, SC	15	6/30/2015
Burnettown, SC	15	6/20/2015
Columbia County, GA	11	11/1/2009
North Augusta, SC	10	6/30/2010

Columbus, GA
Columbia County, GA	11	11/1/2009
Columbus, GA	10	3/16/2009

Louisville, KY
Louisville, KY	15	9/12/2015

Charleston, SC
Berkeley County, SC	15	11/05/2013
Charleston, SC	15	4/28/2013
Charleston County, SC	15	12/15/2013
Dorchester County, SC	15	7/20/2013
Goose Creek, SC	15	11/17/2013
Hanahan, SC	15	9/8/2013
Lincolnville, SC	15	12/2/2013
Mount Pleasant, SC	15	3/9/2014
North Charleston, SC	15	5/28/2013
Summerville, SC	15	8/31/2013

Knoxville, TN
Knox County, TN	10	6/9/2010
Knoxville, TN	15	5/18/2015

Nashville, TN
Brentwood, TN	15	4/24/2015
Franklin County, TN	15	5/9/2015
Nashville, TN	15	10/17/2015
Williamson County, TN	15	5/8/2015

The Cable Communications Policy Act of 1984 also prohibits franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system’s service area. This simplifies the application process for our obtaining a new franchise. This process usually takes about six to nine months. While this makes it easier for us to enter new markets, it also makes it easier for competitors to enter the markets in which we currently have franchises.

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

As of December 31, 2002, we had an accumulated deficit of $310.1 million. We expect to incur net losses for the next several years as our business matures. Our ability to generate profits and positive cash flow will depend in large part on our ability to obtain enough subscribers for our revenues to offset the costs of constructing and operating our networks. If we cannot achieve operating profitability or positive cash flows from operating activities, our business, financial condition and operating results will be adversely affected.

Restrictions on our business imposed by our debt agreements could limit our growth or activities.

Our indenture and our credit agreements place operating and financial restrictions on us and our subsidiaries. These restrictions, and any restrictions created by future financings, will affect us and our subsidiaries’ ability to:

•          incur additional debt or issue mandatorily redeemable equity securities;

•          create liens on our assets;

•          make investments;

•          use the proceeds from any sale of assets; and

•          make distributions on or redeem our stock.

In addition, our existing credit facilities require us to maintain specified financial ratios. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at the scheduled maturity of the debt.

We have grown rapidly and have a limited history of operating our current systems. This makes it difficult to completely evaluate our performance.

We commenced sales of bundled services in 1997 and have grown rapidly since then. As a result of that growth and our recently completed financial restructuring described above, historical financial information about us may not be indicative of the future or of results that we can achieve. Our recent growth in revenues over our short operating history is not necessarily indicative of future performance.

We may encounter difficulties expanding into additional markets, which could adversely affect our results of operations.

To expand into additional cities we will have to obtain pole attachment agreements, construction permits, franchises and other regulatory approvals. Delays in entering into pole attachment agreements and in receiving the necessary construction permits and in conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Further, as we are currently experiencing in Louisville, we may face legal or similar resistance from competitors who are already in these markets. For example, a competitor may oppose or delay our franchise application or our request for pole attachment space. These difficulties could significantly harm or delay the development of our business in new markets.

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

In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets and a number of long-distance phone companies such as AT&T Corp., WorldCom, Inc. and Sprint Corporation. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies. BellSouth is the primary incumbent local phone company in our targeted region and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. Our other competitors include:

•          independent or competitive local exchange carriers, which are local phone companies other than the incumbent phone company that provide local telephone services and access to long-distance services over their own networks or over networks leased from other companies;

•          regional Bell operating companies other than BellSouth;

•          wireless telephone carriers;

•          cable television service operators who have announced their intention to offer telephone services in the future;

•          utility companies; and

•       companies offering advanced technologies such as Internet-based telephony.

Major long-distance service providers offer price discounts and promotional activities. We expect these discounts to continue into the foreseeable future and additional price decreases may be adopted. We expect that we will need to lower our long distance prices to remain competitive, which could have a material adverse impact on our results of operations.

Competition from other providers of video services could adversely affect our results of operations.

To be successful, we will need to retain our existing cable television subscribers and to attract cable television subscribers away from our competitors. Some of our competitors have competitive advantages over us, such as long-standing customer relationships and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing video service, we currently compete with Comcast Corporation, Charter Communications, Inc., Mediacom Communications Corporation and Time Warner Cable. We also compete with satellite television providers DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include:

•          other cable television providers;

•          broadcast television stations; and

•          other satellite television companies.

We expect in the future to compete with telephone companies providing cable television service within their service areas and wireless cable companies, which could adversely affect our results of operations.

Legislation now allows satellite television providers to offer local programming. This could reduce our current advantage over satellite television providers in this area and hurt our ability to attract and maintain subscribers. In addition, major providers of video services in our new markets generally adopt promotional discounts. We expect these promotional discounts in our new markets to continue into the foreseeable future and additional promotional discounts may be adopted. We expect that we will also need to offer promotional discounts to be competitive, which could have a material adverse impact on our results of operations.

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

In providing data services, we compete with:

•          traditional dial-up Internet service providers;

•          incumbent local exchange providers which provide digital subscriber lines, or DSL;

•          providers of satellite-based Internet access services;

•          long-distance telephone companies; and

•          cable television companies.

We expect to compete in the future in providing high-speed data services. In addition, major providers of data services have adopted price decreases and promotional activities, such as free Internet access. We expect these price decreases and promotional activities to continue into the foreseeable future and additional price decreases may be adopted. We expect that we will need to lower our prices for data services to remain competitive, which could have a material adverse impact on our results of operations.

Our programming costs are increasing, which could reduce our cash flow and operating margins.

Programming has been our largest single operating expense item and we expect this to continue. In recent years, the cable industry has experienced a rapid increase in the cost of programming, particularly sports programming, and our relatively small base of subscribers limits our ability to negotiate lower pricing. We expect this increase to continue, and we may not be able to pass programming costs increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Programming exclusivity in favor of our competitors could adversely affect the demand for our cable services.

We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming. Since we provide programming in each of these markets, exclusivity arrangements would restrict our access to programming. Our restricted ability to offer popular programming on our cable television systems may adversely affect the demand for our cable services or increase our cost to obtain programming.

If we are not able to manage our growth, our business and our results of operations will be harmed.

Our ability to grow will depend, in part, upon our ability to:

•          successfully implement our strategy;

•          evaluate markets;

•          secure financing;

•          construct facilities;

•          obtain any required government authorizations; and

•          hire and retain qualified personnel.

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

If we acquire existing companies or networks, or enter into joint ventures, we may:

•          miscalculate the value of the acquired company or joint venture;

•          divert resources and management time;

•          experience difficulties in integration of the acquired business or joint venture with our operations;

•          experience relationship issues, such as with customers, employees and suppliers, as a result of changes in management;

•          incur additional liabilities or obligations as a result of the acquisition or joint venture; and

•          assume additional financial burdens or dilution incurred with the transaction.

Additionally, ongoing consolidation in our industry may be shrinking the number of attractive acquisition targets.

We operate our networks under franchises that are subject to non-renewal or termination, either of which could adversely affect our business.

Our networks generally operate pursuant to franchises, permits or licenses typically granted by a municipality or other state or local government controlling the public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority’s regulations. Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. Our franchises expire at various times in the future beginning in September 2003.

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

In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our networks. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our new markets may also impose regulatory constraints or requirements, which could increase our expenses in operating our business.

Loss of access to other companies’ networks could impair our telephone services.

We rely on other companies to provide:

•          communications capacity between our facility that switches telephone calls and our local networks;

•          long-distance telephone services;

•          space at areas along our networks or in switching centers to locate equipment. Because our equipment needs to be located near and often connected to similar equipment operated by other providers for efficiency reasons, which is called co-location, available space can be quite limited; and

•          special network services for Internet transport requirements.

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

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to BellSouth’s telephone network under a nine-state interconnection agreement, which expires in September 2005. If our interconnection agreement is not renewed, we will have to negotiate another interconnection agreement with BellSouth. The renegotiated agreement could be on terms less favorable than our current terms.

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

We could be affected by changes in demand for our voice services, including reduced demand for:

•          traditional and premium telephone services;

•          additional access lines per household; and

•          billing and collection services.

In addition, increased local competition in our market areas could result in a decline in demand for our voice services.

The demand for our bundled communications services could be lower than we expect.

We have only been providing bundled broadband communications services since 1997. Our bundled broadband communications strategy could be unsuccessful due to:

•          competition;

•          pricing;

•          regulatory uncertainties; or

•          operating and technical difficulties.

In addition, the demand for some of our planned broadband communications services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect.

Existing and future technological implementations and developments may hurt our business.

Existing and future technological implementations and developments may reduce our networks’ competitiveness or require expensive and time-consuming upgrades or additional equipment, which may also require the writedown of existing equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result. We are currently implementing a new customer billing system, which may not be implemented successfully or may take longer or be more expensive to implement than we currently expect.

It may take us longer to construct our networks and generate connections than anticipated, which could adversely affect our growth, financial condition and results of operations.

When we enter new markets or upgrade existing markets, we project the capital expenditures that will be required based in part on the amount of time necessary to complete the construction or upgrade of the network and the difficulty of such construction. If construction lasts longer than anticipated or is more difficult than anticipated, our capital expenditures could be significantly higher, which could adversely affect our growth, financial condition and results of operations.

It may take us longer to generate connections than anticipated, which could adversely affect our growth, financial condition and results of operations.

When we enter new markets or upgrade existing markets, we project the amount of revenue we will receive in such markets based in part on how quickly we are able to generate new connections. If we are not able to generate connections as quickly as anticipated, we will not be able to generate revenue in such markets as quickly as anticipated, which could adversely affect our growth, financial condition and results of operations.

We depend on third-party equipment and software suppliers. If we are unable to procure the necessary equipment, our ability to offer our services could be impaired. This could adversely affect our growth, financial condition and results of operations.

We depend on vendors to supply the set-top converter boxes, digital headend equipment, voice ports and cable modems. This equipment is available from a limited number of suppliers. We typically purchase this equipment under purchase orders placed from time to time and we do not carry significant inventories. If demand exceeds our inventories and we are unable to obtain required equipment on a timely basis and at an acceptable cost, our ability to recognize additional revenue from digital services could be delayed or impaired. In addition, if there are no suppliers who are able to provide devices that comply with evolving Internet and telecommunications standards or that are compatible with other products or components we use, our business would be impaired.

Our operations could be adversely affected if we are unable to implement our new billing system effectively.

We are currently implementing a new billing system that provides a single bill to our customers, regardless of which bundled broadband services the customers receives. The new billing system also impacts other operational processes including dispatch, collection and write-off procedures. Although we have successfully converted three of our markets to the new billing system, we have a significant number of customers in the remaining markets to convert to the new combined billing system. If we are unable to successfully implement the new billing system in the remaining markets it could adversely affect our business and results of operations.

We could be damaged by the loss of our key personnel.

Our business is currently managed by a small number of key management and operating personnel. We do not have any employment agreements with, nor do we maintain “key man” insurance on, these or any other employees.

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

All of our voice and data traffic passes through one of our switches in West Point, Georgia and Huguley, Alabama, and our switches may fail to operate.

All of our voice and data traffic passes through one of our switches located in West Point, Georgia and Huguley, Alabama. If one or both of our switches were to fail to operate, a portion or all of our customers would not be able to access our voice and data services, which likely would damage our relationship with our customers and could have a material adverse impact on our business.

We could be hurt by future interpretation or implementation of regulations.

The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation. There are proposals before the United States Congress and the FCC to require all cable operators to make a portion of their cable systems’ capacity available to other Internet service providers, such as telephone companies. AT&T previously announced that it would open its systems to competing Internet service providers, or ISPs, including EarthLink, and, in November of 2000, announced plans to test market a service allowing customers to access eight different ISPs over AT&T’s DSL lines. Both the FTC and FCC imposed conditions on the merger of American Online Inc. and Time Warner Inc., requiring the combined company to provide unaffiliated ISPs with access to the company’s cable systems. Certain local franchising authorities are considering or have already approved similar open access requirements. If regulators decide to require us to provide competing telephone or Internet service providers with access to our broadband networks under unfavorable terms, much of the competitive advantage we have from owning our own networks could be eliminated. Competing Internet service providers could stream video over their systems, in direct competition with our programming services.

Our interconnection agreements, which we depend on to reach users who are not our customers, are subject to regulation by the FCC and state authorities. Unfavorable regulation that delays interconnection or increases the cost of interconnection would hurt our business.

It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation. It is also possible that further amendments to the Communications Act of 1934 may be enacted. Our ability to compete successfully will depend on the nature and timing of any such legislative changes or regulations and whether they are favorable to us.

Risks Related to Relationships with Stockholders, Affiliates and Related Parties

A small number of stockholders control a significant portion of our stock.

SCANA Communications Holdings is our largest stockholder and owns approximately 15.4% of our outstanding voting stock on an as-converted basis. Additionally, J. H. Whitney IV, L.P., ITC Telecom and The Blackstone Group private equity funds beneficially own approximately 9.5%, 8.9% and 7.2% of our outstanding voting stock, on an as-converted basis, respectively. Further, approximately 6.0% of our outstanding voting stock on an as-converted basis is owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier’s family. SCANA and ITC Telecom together own approximately 59.0% of the outstanding shares of our Series C preferred stock, and J. H. Whitney IV, LP and The Blackstone Group private equity funds together own approximately 69.6% of the outstanding shares of our Series B preferred stock. As a result, these stockholders have significant voting power with respect to the ability to:

•         authorize additional shares of capital stock or otherwise amend our certificate of incorporation or bylaws;

•         elect our directors; or

•         effect a merger, sale of assets or other corporate transaction.

The extent of ownership by these stockholders may also discourage a potential acquirer from making an offer to acquire us. This could reduce the value of our stock.

Our relationships with ITC Holding’s companies may cause conflicts of interests.

Prior to February 2000, we were a subsidiary of ITC Holding. We continue to have relationships with several of ITC Holding’s subsidiaries and affiliated companies. Some of our directors and stockholders are directors, stockholders or officers of various ITC Holding companies. When the interests of ITC Holding or other ITC Holding companies differ from ours, the ITC Holding companies act in their own respective best interests, which could be adverse to our interests. Moreover, conflicts may arise in the negotiation and enforcement of our agreements with these companies.

We are no longer able to rely on ITC Holding for access to capital.

In the past, ITC Holding has contributed equity to us and has lent money to us. Since our spin-off was completed in February 2000, we no longer have access to capital through ITC Holding. Although ITC Telecom, an indirect wholly owned subsidiary of ITC Holding, invested $25.0 million in Series C preferred stock in January 2001 and $19.5 million in Series C preferred stock in November 2002, ITC Holding has no further obligation to provide financing to us or enter into other transactions with us in the future.

Some of our major stockholders own stock in our competitors and may have conflicts of interest.

Campbell B. Lanier, III, the chairman of our board of directors and one of our major stockholders, is a significant stockholder of ITC/\DeltaCom. Additionally, some of our other major stockholders, including private equity funds associated with AT&T Ventures, J.H. Whitney & Co. and The Blackstone Group, own or in the future may own interests in companies that may compete with us. When the interests of one of our competitors differs from the Company’s, these stockholders may support our competitor or take other actions that could adversely affect our interests.

No trading market exists for our securities, and many of our securities are subject to transfer restrictions.

Our stock is not traded on any stock exchange or quoted on the Nasdaq National Market, or any other established trading market, and no market makers currently make a market in our stock. We do not expect that an active public market for our stock will develop. With the lack of an active public market for our stock, our stockholders’ ability to sell securities is limited. In addition, many of our outstanding securities were issued in private transactions and generally may not be resold without registration under federal securities laws or an available exemption from registration.

If we issue more stock in future offerings, the percentage of our stock that our stockholders own will be diluted.

As of January 31, 2003, we had outstanding 503,197 shares of common stock, 51,040,457 shares of Series A preferred stock and 21,180,131 shares of Series B preferred stock and 50,219,562 shares of Series C preferred stock, 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock. We also had outstanding on that date options to purchase 8,052,269 shares of common stock and 2,908,537 shares of Series A preferred stock as well as warrants to purchase 994,961 shares of Series A preferred stock. Future stock issuances also will reduce the percentage ownership of our current stockholders.

Although our stock is not publicly traded, the value of our stock could be hurt by substantial price fluctuations.

The value of our capital stock could be subject to sudden and material increases and decreases, even though it is not publicly traded. The value of our stock could fluctuate in response to:

•          our quarterly operating results;

•          changes in our business;

•          changes in the market’s perception of our bundled services;

•          changes in the businesses or market perceptions of our competitors; and

•          changes in general market or economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the value of securities of many companies. The changes often appear to occur without regard to specific operating performance. The value of our capital stock could increase or decrease based on change of this type, even though our stock is not publicly traded. These fluctuations could materially reduce the value of our stock. Fluctuations in the value of our stock will also affect the value of our outstanding warrants and options, which may adversely affect shareholders equity, net income or both.

Forward-looking statements should be read with caution.

This Annual Report on Form 10-K for the year ended December 31, 2002 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other places in this Annual Report. Statements in this Annual Report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

•          plans to develop future networks and upgrade facilities;

•          the market opportunity presented by markets we have targeted;

•          future business developments;

•          the current and future markets for our services and products;

•          our anticipated capital expenditures;

•          our anticipated sources of capital and other funding;

•          the effects of regulatory reform on our business;

•          competitive and technological developments;

•          possible acquisitions and alliances; and

•          projected revenues, liquidity, interest costs and income.

The words “estimate,” “project,” “intend,” “expect,” “believe,” “may,” “could,” “plan” and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. However, these statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements such as the risks discussed above. We caution you to carefully consider these risks and not to place undue reliance on our forward-looking statements.

EMPLOYEES

At January 31, 2003 we had 1,229 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high caliber personnel. We will need to recruit additional employees in order to implement our growth plan, including additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies. We do not believe we will have problems retaining personnel with the necessary qualifications.

ITEM 2.          PROPERTIES

We own or lease property in the following locations:

Location	Address	Lease/Own	Primary Use

Augusta, GA	3714 Wheeler Road	Own	Administrative offices and headend
	621 N.W. Frontage, STE 220	Lease	Call Center
Charleston, SC	4506 Dorchester Road	Own	Administrative offices and headend
	3270-B Associated Drive	Lease	Construction Warehouse
Columbus, GA	1701 Boxwood Place	Lease	Administrative offices and headend
	6440 West Hamilton Park Drive	Lease	Sales Office
Huntsville, AL	2401 10th Street	Own	Administrative offices and headend
	915 Miller Blvd, Madison, AL	Own	Construction office / HUB A
	Madkin Mountain	Lease	Tower Site
Knoxville, TN	10115 Sherrill Boulevard	Own	Administrative offices and headend
Louisville, KY	4738 Allmond Ave.	Lease	Construction Warehouse
Lanett, AL	415 Gilmer	Own	Administrative offices
	1570 Phillips Rd.	Own	Administrative offices
Montgomery, AL	1050 Ann Street	Lease	Headend and technical offices
	6175 Perimeter Parkway Court	Lease	Business Office
	3173 Taylor Rd. (Sturbridge Villiage)	Lease	Customer Pay Station
	127 Burnt Oaks	Lease	Customer Pay Station
Panama City, FL	13200 Panama City Beach Pkwy.	Lease	Administrative offices and headend
	2149 N. Sherman Ave.	Lease	Construction Warehouse
	2141-A. N. Sherman Ave.	Lease	Operations
	2325 Frankford Ave., Ste A	Lease	Sales Office
West Point, GA	1241 O.G. Skinner Drive	Own	Corporate administrative offices
	206 West 9th Street	Lease	Network operations center
	206 ½ West 9th Street	Own	Data Group Office
	910 First Ave.	Own	Switch Building

Our principal physical assets consist of fiber optic and coaxial broadband cable and equipment, located either at the hub (equipment site) or along the networks. Our distribution equipment along the networks is generally attached to utility poles we own or use under standard pole attachment agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See “Item 1 – Business–Legislation and Regulation” for a discussion of the FCC’s regulation of pole attachment rates. Our franchises give us rights-of-way for our networks. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

ITEM 3.          LEGAL PROCEEDINGS

On September 18, 2002, Broadband filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. On October 22, 2002 the court confirmed the joint plan of reorganization of Knology and Knology Broadband without modification, and on November 6, 2002 the plan became effective. See Item 1, “Business – Our Financial Restructuring” for more information.

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc. a cable television franchise. Insight filed a complaint against the City of Louisville in state court claiming that Knology’s franchise was more favorable than Insight’s franchise. Insight’s complaint suspended Knology’s franchise until there is a final, nonappealable order in Insight’s state court case. In April 2001 the City of Louisville moved for summary judgment in state court against Insight. In March 2002, the state court ruled that Insight’s complaint had no merit and the state court granted the City’s motion to dismiss Insight’s complaint. Insight appealed the state court’s order dismissing their complaint and their appeal is pending.

In November 2000, Knology filed a federal court action against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of Knology’s franchise. In March 2001, the federal court issued an Order granting Knology’s motion for preliminary injunctive relief and denying Insight’s motion to dismiss. The federal court order granting Knology’s motion for preliminary injunction found that Insight violated the Cable Act of 1992 and the Telecommunications act of 1996. Knology’s complaint for monetary damages, its request for monetary relief, and both parties’ motions for summary judgment are pending before the federal court. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders adopted on October 18, 2002 by written consent an amendment to our amended and restated certificate of incorporation. The amendment:

•          increased the number of shares of capital stock and preferred stock that we are authorized to issue;

•          designated two new series of preferred stock, the Series D preferred stock and the non-voting Series E preferred stock, to be issued in the restructuring, each with a liquidation preference superior to the existing Series A, B and C preferred stock;

•          authorized a new class of nonvoting common stock;

•          amended the rights, preferences and privileges of the existing Series A, B and C preferred stock to, among other things, eliminate most separate class voting rights and eliminate most anti-dilution protections;

•          amended the definition of “Qualified Public Offering,” upon which our preferred stock automatically converts into common stock, to eliminate the minimum requirements with respect to the per share public offering price and the aggregate gross proceeds to be received by us; and

•          increased the number of shares of common stock that may be reserved for issuance to our management pursuant to the exercise of stock options.

The amendment was approved by the holders of 39,073,150 shares out of 51,022,231 shares of our Series A preferred stock outstanding on the record date, 18,031,599 shares out of 21,180,131 shares of our Series B preferred stock outstanding on the record date, 31,286,487 shares out of 37,219,562 shares of our Series C preferred stock outstanding on the record date and 98,704,961 shares out of 122,120,822 shares of our common stock, on an as-converted basis, outstanding on the record date.

At an annual meeting on December 16, 2002, the holders of our Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and common stock voted to re-elect Eugene I. Davis and Rodger L. Johnson and Campbell B. Lanier, III as board members who will serve for three-year terms or until their successors are duly elected and qualified, and the holders of our Series B preferred stock, voting as a separate class, re-elected Bret Pearlman and William Laverack, Jr. as board members who will serve for one-year terms or until their successors are duly elected and qualified.

Each of Messrs. Davis, Johnson and Lanier was elected by 98,666,043 shares out of 145,807,607 shares of our common stock, on an as-converted basis. Each of Messrs. Pearlman and Laverack, was elected by 16,968,443 shares out of 21,180,131 shares of our Series B preferred stock.

During the December 16, 2002 meeting, the stockholders voted to approve the 2002 Long-Term Incentive Plan, which is intended to promote our success by linking the personal interests of our employees, officers, directors and consultants to those of our stockholders. The 2002 Long-term Incentive Plan was approved by the holders of 32,905,581 shares out of 51,022,231 shares of Series A preferred stock outstanding on the record date, 16,968,443 shares out of 21,180,131 shares of our Series B preferred stock outstanding on the record date, 39,308,834 shares out of 50,219,562 shares of Series C preferred stock outstanding on the record date and 98,666,043 shares out of 145,807,607 shares of our common stock, on an as converted basis, outstanding on the record date.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our stock is not traded on any exchange or quoted on the Nasdaq National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

Holders

As of January 31, 2003, we had 503,197 shares of common stock outstanding held of record by approximately 80 stockholders, 51,040,457 shares of Series A preferred stock outstanding held of record by approximately 462 stockholders, 21,180,131 shares of Series B preferred stock outstanding held of record by approximately 24 stockholders, 50,219,562 shares of Series C preferred stock outstanding held of record by approximately 94 stockholders, 10,684,751 shares of Series D preferred stock outstanding held of record by approximately 20 stockholders and 21,701,279 shares of Series E preferred stock outstanding held of record by one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the indenture governing the outstanding senior discount notes of Knology, Inc. and by the terms of our credit facilities.

Recent Sales Of Unregistered Securities

On November 6, 2002, Knology issued approximately $193.5 million of 12% senior notes, 10,618,352 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock. The notes and shares were issued pursuant to a plan of reorganization jointly proposed by Knology and Broadband in Chapter 11 Case No. 02-11514 filed with the United States Bankruptcy Court for the Northern District of Georgia and Section 1145(a) of Title 11 of the United States Code. The joint plan was confirmed by the bankruptcy court and the notes and shares issued pursuant to the joint plan were exempt from registration under the Securities Act of 1933, as amended, and any state and local securities laws and is freely transferable pursuant to Section 1145(a).

Also on November 6, 2002, Knology issued 13 million shares of Series C preferred stock at a price of $3.00 per share to two existing accredited investors, SCANA Communications Holdings and ITC Telecom Ventures. Further, on November 6, 2002, Knology issued $1,173,836.00 of 12% senior notes and 66,399 shares of Series D preferred stock to HLHZ Investments, LLC, the financial advisor to the informal noteholders’ committee, and an accredited investor. The issuances of these shares and notes were made in reliance on exemptions from registration provided by Section 4(2) or Regulation D of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. The persons and entities receiving securities in the transactions represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about Knology through their relationship with Knology or through information about Knology made available to them.

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

The selected financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes, and other financial data included elsewhere in this Annual Report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Statement of Operations Data:
Operating revenues	$45,132	$66,721	$82,573	$106,189	$141,866
Operating expenses:
Cost of services	16,797	26,965	31,010	32,469	41,007
Selling, operations and administrative	33,266	45,960	58,725	73,322	79,837
Depreciation and amortization	17,327	40,970	60,672	78,954	80,533
Gain on extinguishment of debt	0	0	0	(31,875)	(109,804)
Reorganization professional fees	0	0	0	0	3,842
Asset impairment	0	0	0	0	9,946
Non-cash stock option compensation	0	0	0	0	3,266
Litigation fees	0	0	0	0	1,244

Total operating expenses	67,390	113,895	150,407	152,870	109,871

Operating (loss) income	(22,258)	(47,174)	(67,834)	(46,681)	31,995
Interest (expense), net	(19,428)	(32,944)	(34,859)	(40,069)	(35,871)
Gain on adjustments of warrants to market	0	0	0	0	2,865
Other income (expense), net	784	107	(1,373)	(834)	(321)

Loss before minority interest, income taxes and cumulative effect of a change in accounting principle	(40,902)	(80,011)	(104,066)	(87,584)	(1,332)
Minority interest	13,294	3,268	0	0	0
Income tax (provision) benefit	5,631	19,697	3,170	(2,789)	0

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Cumulative effect of a benefit change in accounting principle	(583)	0	0	0	(1,294)

Net loss	(22,560)	(57,046)	(100,896)	(90,373)	(2,626)
Subsidiary preferred stock dividends	(1,424)	(1,745)	0	0	0
Non-cash distribution to preferred stockholders	0	0	0	(36,579)	0

Net loss attributable to common stockholders	$(23,984)	$(58,791)	$(100,896)	$(126,952)	$(2,626)

Other Financial Data:
Capital expenditures	$120,227	$87,386	$146,706	$86,696	$44,446
Capitalized interest	2,469	3,040	2,329	2,430	0
Cash provided by (used in) operating activities	23,036	2,236	35,884	(13,251)	10,318
Cash used in investing activities	(34,587)	(29,316)	(149,986)	(89,117)	(44,847)
Cash provided by financing activities	16,083	29,740	126,911	119,814	40,368

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,159	$7,819	$20,628	$38,074	$43,913
Net working capital	49,979	15,664	(12,918)	617	24,000
Property and equipment, net	211,886	273,897	377,421	400,851	357,182
Total assets	374,681	400,334	489,406	516,540	471,291
Long-term debt, including accrued interest	276,179	331,012	367,915	370,999	249,055
Total liabilities	314,414	357,684	416,715	423,416	284,899
Minority interest	3,268	0	0	0	0
Accumulated deficit	(20,802)	(79,593)	(180,490)	(307,442)	(310,068)
Total stockholders’ equity	54,512	37,923	67,965	88,398	184,531

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN ITEM 1--BUSINESS--RISK FACTORS. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 2002 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and our financial statements and related notes elsewhere in this annual report.

Background

Knology was formed in September 1998 to enable ITC Holding to complete a reorganization of some of its subsidiaries. One of those ITC Holding subsidiaries was Broadband. In November 1999, in order to effectuate the reorganization:

•          ITC Holding contributed to Knology:

— its 85% interest in Broadband;

— all of the outstanding capital stock of Interstate Telephone, Valley Telephone, Globe Telecommunications and ITC Globe, referred to as our “telephone operations group;”

— a note in the principal amount of $9.6 million; and

— its 6% interest in ClearSource, Inc., subscription rights to purchase ClearSource shares and $5.7 million in cash to purchase the additional ClearSource shares; and

•          the holders of the remaining 15% interest in Broadband exchanged that interest for shares of Knology, and the holders of outstanding warrants to purchase Broadband preferred stock exchanged those warrants for warrants to purchase the Series A preferred stock of Knology.

As a result of the November 1999 reorganization, ITC Holding held a 90% interest in us, which it distributed to its stockholders in February 2000. The reorganization was accounted for in a manner similar to a pooling of interests for the telephone operations group.

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

The exchange of the remaining 15% of Broadband for shares of our Series A preferred stock was accounted for as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill since the book value of net assets acquired (which approximated fair value) was less than zero. We had recorded 100% of Broadband’s losses since Broadband’s equity was less than zero.

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

On November 6, 2002 we completed a restructuring of the capitalization of us and Broadband. For more information regarding our restructuring, see "Busines- OUR FINANCIAL RESTRUCTURING" in Item 1 of Part I.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in Note 2 to our audited consolidated financial statements included in Item 8 of this annual report, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. The Company generates recurring or multi-period operating revenues, as well as nonrecurring revenues. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB Nos. 101A and 101B. SAB No. 101 requires that the following four basic criteria must be satisfied before revenues can be recognized:

•          There is persuasive evidence that an arrangement exists;

•          Delivery has occurred or services rendered;

•          The fee is fixed and determinable; and,

•          Collectibility is reasonably assured.

In regard to the first and second bullet point, we believe that persuasive evidence of an arrangement and delivery has occurred upon instillation.

We base our determination of the third and fourth criteria above on our judgment regarding the fixed nature of the fee we have charged for the services rendered and products delivered, and the prospect that those fees will be collected. If changes in conditions should cause us to determine that these criteria likely will not be met for certain future transactions, revenue recognized for any reporting period could be materially affected.

We generate recurring revenues for our broadband offerings of video, voice and data and other services. Revenues generated from these services primarily consists of a fixed monthly fee for access to cable programming, local phone services and enhanced services and access to the internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided and advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

Allowance for Doubtful Accounts. We use estimates to determine our allowance for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable. In determining these percentages, we look at historical write-offs of our receivables, but our history is limited.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS No. 121, and beginning January 1, 2002 SFAS No. 144. Factors we consider important and that could trigger an impairment review include the following:

•          Significant underperformance of our assets relative to expected historical or projected future operating results;

•          Significant changes in the manner in which we use our asset or in our overall business strategy; and,

•          Significant negative industry of economic trends.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We recognized an asset impairment of approximately $9.9 million during the year ended December 31, 2002 in accordance with SFAS No. 144.

We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, we recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002, we elected to adopt the recognition provisions of SFAS No. 123. We also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, we recorded $3.3 million of non-cash stock option compensation expense for the year ended December 31, 2002.

The foregoing list in not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this annual report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Effective December 31, 2002, the Company has adopted SFAS No. 145 and reclassed the extraordinary gain on extinguishment of debt for the year ended December 31, 2001, of $31.9 million to operating expenses.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material impact on our financial position and results of operations.

In November 2002, FASB Interpretation No, (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provision of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on the Company’s financial position of results of operations.

Revenues and Expenses

We can group our revenues into the following categories:

•         Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for Video on Demand (VOD) and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 46.0% and 42.8% of our consolidated revenues for the years ended December 31, 2001 and 2002, respectively. In providing video services we currently compete with Comcast, Time Warner Cable, Mediacom and Charter. We also compete with satellite television providers DirecTV and Echostar. Our other competitors include other cable television providers; broadcast television stations; and other satellite television companies. We expect in the future to compete with telephone companies providing cable television service within their service areas and with wireless cable companies.

•         Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 42.2% and 41.4% of our consolidated revenues for the years ended December 31, 2001 and 2002, respectively. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long distance providers in each of our markets. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T, WorldCom and Sprint.

•         Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 11.8% and 15.8% of our consolidated revenues for the years ended December 31, 2001 and 2002, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors, traditional dial up providers in particular, have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

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

Cost of services include:

•         Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 47.5% and 48.1% for the years ended December 31, 2001 and 2002, respectively. Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

•         Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 18.5% and 17.3% for the years ended December 31, 2001 and 2002, respectively.

•         Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 7.9% and 7.4% for the years ended December 31, 2001 and 2002, respectively.

We expect the growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

•         Service and installation expenses. Service and installation expenses include payroll and departmental cost incurred for customer installation and service personnel.

•         Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

•         General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of costs in excess of net assets and other intangible assets related to acquisitions. For periods beginning after January 1, 2002, we no longer amortize goodwill related to acquisitions in accordance with SFAS 142.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2000, 2001 and 2002.

	Year Ended December 31,

	2000	2001	2002

Operating revenues:
Video	51%	46%	43%
Voice	42	42	41
Data	7	12	16

Total	100	100	100
Operating expenses:
Cost of services	38	31	29
Selling, operating and administrative	71	69	56
Depreciation and amortization	73	74	57
Gain on extinguishment of debt	0	(30)	(77)
Reorganization professional fees	0	0	2
Non-cash stock option compensation	0	0	2
Asset impairment	0	0	7
Litigation fees	0	0	1

Total	182	144	77

Operating (loss) income	(82)	(44)	23
Other income and (expense)	(44)	(38)	(24)

Loss before income taxes and cumulative effect of change in accounting principle	(126)	(82)	(1)
Income tax benefit (provision)	4	(3)	0
Cumulative effect of change in accounting principle	0	0	(1)

Net loss	(122)	(85)	(2)
Preferred stock dividends	0	(35)	0

Net loss attributable to common stockholders	(122)%	(120)%	(2)%

Connections

The following table sets forth the number of connections and marketable homes passed as of December 31, 2000, 2001 and 2002. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

	AS OF DECEMBER 31,

	2000	2001	2002

Connections: (1)
Video	101,872	118,224	129,452
Voice:
On-net	55,311	81,901	108,484
Off-net	7,142	6,244	4,988
Data	14,898	32,573	50,225

Total Connections	179,223	238,942	293,149

Marketable Homes Passed (2)	380,027	423,201	436,462

   (1)    All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our broadband networks. It includes 23,538, 23,315, and 25,679 lines as of December 31, 2000, 2001 and 2002, respectively, provided using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

   (2)    Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks other than those we believe are covered by exclusive arrangements with other providers of competing services.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Operating revenues increased 33.6% from $106.2 million for the year ended December 31, 2001, to $141.9 million for the year ended December 31, 2002. Operating revenues from video services increased 24.4% from $48.8 million for the year ended December 31, 2001, to $60.8 million for the same period in 2002. Operating revenues from voice services increased 31.1% from $44.8 million for the year ended December 31, 2001, to $58.7 million for the same period in 2002. Operating revenues from data and other services increased 78.1% from $12.6 million for the year ended December 31, 2001, to $22.4 million for the same period in 2002, $21.3 million of which were revenues from data services in 2002.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 238,942 as of December 31, 2001, to 293,149 as of December 31, 2002. The factors that contributed to this increase in connections include:

•         The completion of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers. For the year ended December 31, 2002, these markets together provided us with an increase in video revenues of 36.5%, voice revenues of 23.8%, data and other revenues of 24.5% and total revenues of 28.4%, in each case, as a percentage of total product revenue increases.

•         The upgrade of our existing broadband network in Huntsville for high capacity interactive communication allowing the market to provide voice, data and enhanced products, including digital video. This provides opportunity for new sales to existing customers and sales to new customers in response to requests for bundles of services. For the year ended December 31, 2002, Huntsville provided an increase in video revenues of 23.8%, voice revenues of 22.4%, data and other revenues of 30.0% and total revenues of 25.0%, in each case, as a percentage of total revenue increases.

•         The construction of the broadband network in the Knoxville market.

All of these factors and our competitive pricing have allowed us to, and are expected to continue to allow us to, add connections and grow our customer base.

Cost of Services. Cost of services increased 26.3% from $32.5 million for the year ended December 31, 2001, to $41.0 million for the year ended December 31, 2002. Cost of services for video services increased 25.8% from $23.2 million for the year ended December 31, 2001, to $29.2 million for the same period in 2002. Cost of services for voice services increased 22.7% from $8.3 million for the year ended December 31, 2001, to $10.1 million for the same period in 2002. Cost of services for data and other services increased 67.4% from $993,000 for the year ended December 31, 2001, to $1.7 million for the same period in 2002. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

Operating Margins. Margins increased 36.8% from $73.7 million for the year ended December 31, 2001, to $100.9 million for the year ended December 31, 2002. Margins for video services increased 23.1% from $25.6 million for the year ended December 31, 2001, to $31.6 million for the same period in 2002. Margins for voice services increased 33.0% from $36.5 million for the year ended December 31, 2001, to $48.6 million for the same period in 2002. Margins for data and other services increased 79% from $11.6 million for the year ended December 31, 2001, to $20.7 million for the same period in 2002.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, increased 8.9% from $73.3 million for the year ended December 31, 2001, to $79.8 for the year ended December 31, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. Selling, operations and administrative expenses will increase operating expenses as our markets mature.

Our depreciation and amortization increased from $79.0 million for the year ended December 31, 2001, to $80.5 million for the year ended December 31, 2002. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks, the upgrading of older systems to broadband capabilities, and the purchase of buildings, computers and office equipment. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks. We have ceased amortization of goodwill in accordance with the adoption of SFAS No. 142. Amortization of goodwill for the year ended December 31, 2001 was $4.8 million.

Gain on Debt Extinguishment. We recognized a gain of $109.8 million with the completion of our financial restructuring generating expenses for professional fees of $3.8 million for the year ended December 31, 2002. In September 2001, our subsidiary, Valley Telephone, repurchased Broadband discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. In October 2001, Valley Telephone repurchased Broadband discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. These transactions resulted in a gain of $31.9 million, consisting of a gain of $32.7 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Broadband discount notes in October 1997.

We adopted SFAS No. 144 and recognized $9.9 million in asset impairment for the year ended December 31, 2002. We also adopted SFAS No. 123 in accordance with SFAS No. 148 and recorded a non-cash stock option compensation expense of $3.3 million for the year ended December 31, 2002

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense decreased from $40.9 million for the year ended December 31, 2001, to $33.3 million for the year ended December 31, 2002. Interest income was $2.7 million for the year ended December 31, 2001, compared to $395,000 for the same period in 2002. The decrease in interest income primarily reflects a lower average cash balance for the year ended December 31, 2002. We capitalized interest related to the construction of our broadband networks of $2.4 million for the year ended December 31, 2001. Interest expense decreased from $42.8 million for the year ended December 31, 2001, to $36.3 million for the year ended December 31, 2002. The interest expense is principally the accretion of the book value of the Broadband discount notes issued in October 1997. We expect interest expense in 2003 to be significantly lower than in prior years as a result of our financial restructuring. Although the interest rate payable on the new Knology notes is comparable to the rate payable on the canceled Broadband notes, the aggregate amount of notes outstanding is substantially lower. In connection with the restructuring, and during the year ended December 31, 2002, we adjusted the carrying value of the outstanding warrants to purchase our series A preferred stock to market value based on the approximate per share value of the Series A preferred stock. The approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2.9 million gain on the adjustment of warrants to market value. Other expenses, net decreased from $834,000 for the year ended December 31, 2001 to $321,000 for the year ended December 31, 2002. The decrease reflects charges taken for obsolescence and changes in technology related to inventory.

Income Tax Provision. We recorded income tax expense of $2.8 million for the year ended December 31, 2001, compared to $0 income tax expense for the same period in 2002. We recorded an income tax provision of $2.8 million at December 31, 2001, which includes a $2.3 million reserve recorded against a receivable for an alternative minimum tax (ATM) credit carryforward.

Loss and Income Before Cumulative Effect of Change in Accounting Principle. We incurred a loss before cumulative effect of change in accounting principle of $90.4 million for the year ended December 31, 2001, compared to income before cumulative effect of change in accounting principle of $1.3 million for the year ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002. We have performed a goodwill impairment test in accordance with SFAS 142 and based on the results of this test we recorded an impairment loss of $1.3 million for the year ended December 31, 2002.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $127.0 million and $2.6 million for the years ended December 31, 2001 and 2002, respectively. We expect net losses to continue as our business matures.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Operating revenues increased 28.6% from $82.6 million for the year ended December 31, 2000, to $106.2 million for the year ended December 31, 2001. Operating revenues from video services increased 16.8% from $41.8 million for the year ended December 31, 2000, to $48.8 million for the same period in 2001. Operating revenues from voice services increased 28.2% from $34.9 million for the year ended December 31, 2000, to $44.8 million for the same period in 2001. Operating revenue from data and other services increased 116% from $5.8 million for the year ended December 31, 2000, to $12.6 million for the same period in 2001, $11.6 million of which were revenues from data services in 2001. The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 179,223 as of December 31, 2000, to 238,942 as of December 31, 2001. The factors that contributed to this increase in connections include:

•         our existence as one of the sole providers offering a bundled communication solution;

•         the organic sales and marketing efforts by our direct sales force and customer service groups; and

•         the construction of new networks and the extension and upgrading of existing networks. The construction and extension of our networks are continually adding new marketable homes available to the sales and marketing efforts.

All of these factors and our competitive pricing have allowed us to, and are expected to continue to allow us to, add connections and grow our connection base.

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

Gain on Debt Extinguishment. In September 2001, our subsidiary, Valley Telephone, repurchased Broadband discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the respective repurchase dates for approximately $20.3 million in cash. In October 2001, Valley Telephone repurchased Broadband discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. These transactions resulted in a gain of $31.9 million, consisting of a gain of $32.7 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Broadband discount notes in October 1997.

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

Income Tax Provision. We recorded an income tax benefit of $3.2 million for the year ended December 31, 2000, compared to an income tax expense of $2.8 million for the same period in 2001. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. We recorded an income tax provision of $2.8 million at December 31, 2001, which includes a $2.3 million reserve recorded against a receivable for an alternative minimum tax (ATM) credit carryforward. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest in Broadband. Following the spin-off of the Company by ITC Holding, we no longer participate in the tax sharing agreement. Therefore, we no longer receive any payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $100.9 million for the year ended December 31, 2000, compared to a net loss attributable to common stockholders of $127.0 million for the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2002, we had net working capital of $24.0 million, compared to net working capital of $617,000 as of December 31, 2001. The increase from December 31, 2001 to December 31, 2002 is primarily due to an increase in cash from the proceeds of the Series C preferred stock private placement transaction completed in connection with our financial restructuring, a $1.4 million increase in accounts receivable, net of allowance for doubtful accounts, a reduction of $13.7 million in the current portion of notes payable, and a decrease of $2.4 million in accounts payable.

Net cash provided by operations totaled $35.9 million for the year ended December 31, 2000 compared to net cash used in operations of $13.3 million for the year ended December 31, 2001 and compared to net cash provided by operations of $10.3 million for the year ended December 31, 2002. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•          depreciation and amortization;

•          non-cash stock option compensation;

•          asset impairment;

•          gain on early extinguishment of debt;

•          loss on disposition of assets;

•          deferred income taxes;

•          cumulative effect of change in accounting principle; and

•          gain on adjustments of warrants to market.

Net cash used for investing activities was $150.0 million, $89.1 million and $44.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. Our investing activities for the year ended December 31, 2000 consisted of $146.7 million of capital expenditures and an additional investment in ClearSource of $8.2 million offset by $6.1 million in proceeds from the sale of short-term investments. In 2001 investing activities consisted of $86.7 million of capital expenditures, $1.1 million of organizational and franchise expenditures and an additional investment in ClearSource of $1.1 million. Investing activities in 2002 consisted of $44.4 million of capital expenditures and $1.4 million in organizational and franchise expenditures partially offset by $1.0 million of proceeds from the sale of property.

We received net cash flow from financing activities of $126.9 million, $119.8 million and $40.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Financing activities in 2000 consisted primarily of $29.7 million of short-term borrowings through an affiliate, subsequently converted to options to purchase Series A preferred stock, and $100.0 million from an equity private placement of our Series B preferred stock. Financing activities in 2001 consisted of $109.7 million from an equity private placement of our Series C preferred stock, $32.5 million in proceeds from long-term debt facility and $22.8 million for the purchase of affiliate bonds. In 2002 financing activities consisted primarily of $39.0 million from an equity private placement of our Series C preferred stock and $5.5 million of proceeds from our long-term debt facility partially offset by $4.1 million in expenditures related to the prepackaged plan of reorganization.

Funding to Date

Knology has raised equity capital and borrowed money to finance a significant portion of its operating, investing and financing activities in the development of its business.

Debt Financings. On October 22, 1997, Broadband received net proceeds of $242.4 million from the offering of units consisting of the Broadband discount notes and warrants to purchase Broadband preferred stock. The Broadband discount notes were sold at a substantial discount from their principal amount at maturity, and there was no payment of cash interest on the Broadband discount notes scheduled prior to April 15, 2003. The Broadband discount notes outstanding (excluding those held by Valley Telephone) fully accreted to a face value of $379.9 million on October 15, 2002. From and after October 15, 2002, the Broadband discount notes bore interest, which would have been payable in cash, at a rate of 117/8 % per annum on April 15 and October 15 of each year, commencing April 15, 2003. In November 1999, Knology completed an exchange in which Knology received the Broadband warrants, issued in connection with the Broadband discount notes in 1997, in exchange for warrants to purchase shares of Knology Series A preferred stock.

In September 2001, Knology’s subsidiary, Valley Telephone, repurchased Broadband discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the repurchase date for approximately $20.3 million in cash. The transaction resulted in a gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Broadband discount notes in October 1997. In October 2001, Valley Telephone repurchased Broadband discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. Valley Telephone used funds borrowed by its telephone operations group under the CoBank credit facility to purchase the Broadband discount notes.

As stated above, on November 6, 2002, Knology and Broadband completed the restructuring pursuant to the prepackaged plan of reorganization. Under the plan, $379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes and 32,386,021 shares of new Knology preferred stock. The $64.2 million aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

The completion of the restructuring enabled Knology to significantly lower its debt service requirements, which has improved its liquidity and financial condition. After giving effect to the completion of the restructuring, Knology’s first interest payment on the new Knology notes will be due two years after issuance (Knology presently intends to pay interest incurred for the first 18 months in kind through the issuance of additional notes) in the amount of $14.1 million, with consistent semiannual interest payments due through the seventh anniversary of the issuance of the new Knology notes. The old Broadband discount notes would have matured on October 15, 2007 with an aggregate amount due at maturity of $444.1 million. The new Knology notes will increase to the amount due of $235.5 million, assuming payment in kind of interest incurred during the first 18 months of the new notes.

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

These covenants are subject to a number of exceptions and qualifications.

On December 22, 1998, Broadband entered into a $50 million four-year senior secured credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The Wachovia credit facility, as amended and restated pursuant to the restructuring, allows Broadband to borrow approximately $15.5 million. The Wachovia credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Broadband’s option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The Wachovia credit facility contains a number of covenants that restrict the ability of Broadband and its subsidiaries to take many actions, including the ability to:

•          incur indebtedness;

•          create liens;

•          pay dividends;

•          make distributions or stock repurchases;

•          make investments;

•          engage in transactions with affiliates;

•          sell assets; and

•          engage in mergers and acquisitions.

The Wachovia credit facility also includes covenants requiring compliance with operating and financial ratios on a consolidated basis, including total leverage ratio and debt service coverage ratio. Broadband is currently in compliance with these covenants, as amended. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the Wachovia credit facility could be payable to the lender on demand. A change of control of Broadband, as defined in the Wachovia credit facility, would constitute a default under the covenants. The restructuring resulted in the amendment and restatement of the Wachovia credit facility, including an adjustment of the maturity date which allows Knology to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006.

The maximum amount available under the Wachovia credit facility as of December 31, 2002, was approximately $15.5 million. As of December 31, 2002, approximately $15.5 million had been drawn against the facility.

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

•          engage in transactions with affiliates; and

•          sell or transfer assets.

The CoBank credit facility also includes covenants requiring compliance with certain operating and financial ratios of the borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The borrowers are currently in compliance with these covenants, but there can be no assurances that the borrowers will remain in compliance. Should the borrowers not be in compliance with the covenants, the borrowers would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under CoBank credit facility could be payable on demand. In connection with the completion of our financial restructuring the maximum amount available under the master loan agreement has been amended to $38.0 million.

As of December 31, 2002, Knology had $38.0 million outstanding under the CoBank credit facility.

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

On November 6, 2002, Knology received $39.0 million gross cash proceeds from the issuance of 13 million shares of Series C preferred stock in a private placement to two existing investors. Also on November 6, 2002, Knology issued 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock in exchange for a portion of the old Broadband discount notes.

Future Funding

Knology’s business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of its interactive broadband networks, funding subscriber equipment, and maintaining the quality of its networks, and to finance the repayment, extinguishment or repurchase of its debt.

Knology has completed the construction of its networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. In 2003 Knology expects to spend approximately $40.0 million for capital expenditures, of which $14.1 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems; network equipment, including switching and transport equipment, and billing and information systems. Knology has sufficient cash to cover its planned operating expenses and capital expenditures during 2003.

Based on the $39.0 million cash infusion and the reduction of, and the delay in, principal and interest payments as described under “Funding to Date”, Knology believes that the restructuring transactions have resulted in a fully funded business plan. Further, Knology should be able to meet its obligations and operate as a going concern through 2003.

Following are the cash obligations for maturities of long-term debt for each of the next five years as of December 31, 2002:

In millions

2003	$5.0
2004	23.3
2005	40.1
2006	39.1
2007	33.8
Thereafter	260.0
Total	$401.3

Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 are as follows:

In millions

2003	$1.6
2004	1.3
2005	1.3
2006	1.0
2007	0.7
Thereafter	2.8
Total minimum lease payments	$8.7

Funding to complete the construction of Knology’s networks throughout its markets and for its working capital needs, current and future operating losses, and debt service requirements may require additional capital investment. Knology has historically relied on debt and equity financing to meet its funding requirements. Sufficient debt or equity funding might not continue to be available in the future or it might not be available on terms acceptable to Knology. If Knology is not successful in raising additional capital, Knology may not be able to complete the construction of its networks throughout its markets. This may cause Knology to violate its franchise agreements, which could adversely affect Knology, or may limit its growth within these markets. Failure to obtain additional funding would also limit Knology’s ability to continue to expand its business. However, Knology plans to fund the completion of its existing networks and additional cash expenditures using cash on hand and internally generated cash flow.

Knology has received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although its franchise in Louisville is currently being contested by the incumbent cable provider. Knology has spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Due to the uncertainties in the current financial markets, planned expansion into Nashville and Louisville has been delayed. Among the covenants included in the New Indenture governing the new Knology notes is a covenant limiting the ability of Knology to fund expansion into new markets, including Nashville and Louisville, from operating cash flows or new borrowings. Knology also plans to expand to additional cities in the southeastern United States. Knology estimates the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, population density, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment Knology pays for or finances, utility requirements and other factors. Knology will need additional financing to complete this expansion, for new business activities or in the event Knology decides to make acquisitions. The schedule for Knology’s planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised. If Knology is not successful in raising additional capital, it will not be able to expand as planned.

Knology has entered into contracts with various entities to provide programming to be aired by the Company. We pay a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. We estimate that we will pay approximately $34.7 million in programming fees under these contracts during 2003.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if used, are employed as risk management tools and not for trading purposes.

We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facilities which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our credit facilities. A hypothetical 10% increase in interest rates on our variable rate bank debt for a duration of one year would increase interest expense by an immaterial amount.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-24 and S-1 through S-2 herein.

ITEM 9.          CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 20, 2002, at the recommendation of the Audit Committee, our Board of Directors engaged Deloitte & Touche LLP (Deloitte) as our independent auditors. This appointment followed our decision to seek proposals from independent accountants to audit our financial statements for the year ending December 31, 2002.

Deloitte replaced Arthur Andersen LLP (Andersen) as our independent auditors. Our Board of Directors upon the recommendation of the Audit Committee determined to dismiss Andersen on June 20, 2002.

Andersen’s report on our consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Andersen’s report on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, but was modified as to our ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2001 and the subsequent interim period through June 20, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the matter in connection with their reports on our consolidated financial statements. Additionally, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Name	Age	Position	Term Expires
Rodger L. Johnson	55	President, Chief Executive Officer and Director	2005
Robert K. Mills	39	Chief Financial Officer, Vice President and Treasurer
Felix L. Boccucci, Jr.	45	Vice President of Business Development
Anthony J. Palermo, Jr	48	Vice President of Operations and Marketing
Chad S. Wachter	36	Vice President, General Counsel and Secretary
Thomas P. Barrett	61	Vice President of Information Technology
Marcus R. Luke, Ph.D	47	Chief Technology Officer
Bret T. McCants	43	Vice President of Network Services
Campbell B. Lanier, III	52	Chairman of the Board	2005
Richard S. Bodman	64	Director	2003
Alan A. Burgess(1)	67	Director	2004
Donald W. Burton(2)	58	Director	2004
Eugene I. Davis	47	Director	2005
L. Charles Hilton, Jr.(1)	71	Director	2003
William Laverack, Jr.(1)(3)	45	Director	2003
Bret Pearlman(2)(3)	36	Director	2003
William H. Scott, III(2)	55	Director	2004

______________

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

Robert K. Mills has served as Chief Financial Officer, Vice President and Treasurer since November 1999. He worked for ITC Holding from September to November 1999 as Vice President of Corporate Development. From 1994 to September 1999, Mr. Mills served as Vice President—Treasurer and Strategic Planning of Powertel, Inc., which was a provider of wireless communications services. Mr. Mills is a CPA and from 1987 to 1994 practiced accounting at Arthur Andersen LLP.

Felix L. Boccucci, Jr. has served as Vice President of Business Development since August 1997, and he served as the Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. In addition, he currently serves as the Chief Financial Officer for Interstate and Valley Telephone Companies. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE’s Central Area Telephone Operations. From 1987 to 1991, he was the Assistant Vice President controller in charge of Contel’s Eastern Region Telephone Operations comprising 13 companies in twelve states.

Anthony J. Palermo, Jr. has served as Vice President of Operations and Marketing since July 1999. Prior to joining Knology, Mr. Palermo served as a consultant to Nokia and Optima Technologies from November 1998 through July 1999. From November 1995 to November 1998, Mr. Palermo was employed at Communications Central, Inc., where he served as Vice President of Sales.

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

Marcus R. Luke, Ph.D. has served as Chief Technology Officer since August 1997. Prior to this he served as our Vice President of Network Construction from November 1995 until August 1997, and Director of Engineering of Cybernet Holding, L.L.C., from May 1995 until November 1995. Prior to joining Knology, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI’s southeast area. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

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

Campbell B. Lanier, III has been one of our directors since November 1995 and has served as our Chairman of the Board since September 1998. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since the company’s inception in May 1989. In addition, Mr. Lanier is also an officer and director of several ITC Holding subsidiaries. Mr. Lanier also is a Vice-Chairman of the Board and a director of ITC/\DeltaCom, Inc., which provides wholesale and retail telecommunications services and a director of eCompanyStore. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997.

Richard S. Bodman has been one of our directors since June 1996. Mr. Bodman was elected to Knology’s board of directors pursuant to a stockholders agreement under which AT&T Venture Fund I, L.P. had the right to elect one director to Knology’s board. This stockholders agreement has terminated. Mr. Bodman is currently the Managing General Partner of VMS, Inc, managers of AT&T Ventures. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of Internet Security Systems, Inc. and Tyco International Inc.

Alan A. Burgess has been one of our directors since January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Accenture (formerly Andersen Consulting). Over his 30-year career he held a number of positions as Managing Partner, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989 he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Andersen Consulting’s Global Management council and was a member of the Partner Income Committee.

Donald W. Burton has been one of our directors since January 1996. Since December 1983, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since October 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the board of directors of several companies related to ITC Holding companies, including ITC Holding and ITC/\DeltaCom, Inc. He is a Director of Cluster A of the Merrill Lynch Investment Managers and several private companies. Mr. Burton also serves as a member of the Investment Advisory Council of the Florida State Board of Administration.

Eugene I. Davis was appointed as a director on November 26, 2002. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately held consulting firm, of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic products, and of Murdock Communications Corp., a telecommunications enterprise. During 1999 and 2001 he served as

Chief Executive Officer of SmarTalk Teleservices Corp., an independent provider of prepaid calling cards. Mr. Davis was Chief Operating Officer of Total-Tel Communications, Inc., a long distance telecommunications provider, during 1998 and 1999. Mr. Davis currently serves as a director of Metrocall Holdings, Inc., FLAG Telecom Holdings Limited, Metals USA, Inc., Elder-Beerman Stores, Inc., Coho Energy, Inc., Murdock Communications Corp., and Tipperary Corporation. Mr. Davis was elected to the board of directors pursuant to the provisions of Knology’s stockholders agreement, as amended, which permitted certain holders of the Series D preferred stock to designate a nominee to serve as director for a three-year term.

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

William Laverack, Jr. has been one of our directors since August 2000. Mr. Laverack is a Managing Partner of Whitney & Co., LLC. which he joined in 1993. Mr. Laverack was elected to our board by the holders of our Series B preferred stock, as provided in our amended and restated certificate of incorporation, and was nominated by J. H. Whitney IV, L.P. pursuant to our stockholders agreement which provides that J. H. Whitney IV, L.P. has the right to nominate a director to our board so long as it continues to own at least 45.0% of its original investment in our capital stock.

Bret Pearlman has been one of our directors since March 2000. Mr. Pearlman became a Senior Managing Director of The Blackstone Group L.P. in January 2000, and is a member of Blackstone Management Associates III L.L.C., a general partner of each of Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P., each of which has invested in us. Mr. Pearlman has been involved in The Blackstone Group’s principal investing activities since 1989. Mr. Pearlman also serves as a director of American Axle & Manufacturing Holdings, Inc. Mr. Pearlman was elected to our board by the holders of our Series B preferred stock, as provided in our amended and restated certificate of incorporation, and was nominated by Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. pursuant to our stockholders agreement which provides that Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. and their respective affiliates will collectively have the right to nominate a director to our board of directors so long as they continue to own at least 45.0% of their original investment in our capital stock.

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

The audit committee, among other things:

•          recommends the firm to be appointed as independent accountants to audit our financial statements;

•          discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results;

•          considers the adequacy of our internal accounting controls and audit procedures; and

•          reviews the non-audit services to be performed by the independent accountants.

The members of the audit committee are Messrs. Burgess, Hilton and Laverack.

The compensation and stock option committee reviews and recommends the compensation arrangements for management and administers our stock option plans. The members of the compensation and stock option committee are Messrs. Burton, Pearlman and Scott.

Compensation of Directors

Knology’s directors historically have not received directors’ fees. Mr. Davis, who was appointed to the board of directors pursuant to Knology’s stockholders agreement, as amended, will receive a fee for attending board and committee meetings in an amount to be determined by the board of directors. Directors are reimbursed for their reasonable out-of-pocket travel expenditures.

Knology’s directors also have received grants of stock options, pursuant to the 1999 Plan, upon their election to the board of directors, and received replacement options pursuant to Knology’s 2002 Long-Term Incentive Plan in December 2002. In the future, directors will be eligible to receive future grants, pursuant to Knology’s 2002 Long-Term Incentive Plan. The number of options, if any, to be granted to directors is within the discretion of the board of directors or the Compensation and Stock Option Committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons, except that Messrs. Wachter, Luke and Boccucci each filed a late Form 3 after being designated a Section 16 officer during 2002.

ITEM 11.       EXECUTIVE COMPENSATION

The following table provides compensation information for our chief executive officer and the four most highly compensated other executive officers whose total annual salary and bonus exceed $100,000. We will use the term “named executive officers” to refer to these people later in this annual report.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards

Name and Title	Year	Salary	Bonus	Securities Underlying Options(1)	All Other Compensation(2)

Rodger L. Johnson	2002	$251,435	$131,360	2,717,083	$15,587
President & Chief	2001	236,764	101,026	397,577	13,419
Executive Officer	2000	205,638	144,779	32,368	12,693

Anthony J. Palermo	2002	205,178	72,321	567,480	9,524
Vice President of	2001	186,449	53,907	79,962	9,561
Operations and Marketing	2000	154,675	86,634	6,316	9,772

Patrick T. Barrett	2002	178,635	63,224	557,589	14,803
Vice President of	2001	168,692	49,304	79,321	14,858
Information Technology	2000	153,117	65,216	3,528	11,908

Bret T. McCants	2002	171,847	60,821	383,766	10,279
Vice President of Network	2001	155,688	44,866	54,452	10,002
Construction and Maintenance	2000	124,986	54,282	8,842	9,759

Robert K. Mills	2002	145,115	51,360	544,765	5,935
Vice President, Chief	2001	139,087	40,846	77,137	5,694
Financial Officer & Treasurer	2000	156,773	32,973	201,825	2,116

______________

(1)       All options are exercisable for shares of our common stock.

(2)       For fiscal year 2002, includes premiums on term life insurance ($4,787, $1,552, $6,527, $977 and $435 for Johnson, Palermo, Barrett, McCants and Mills, respectively) and employer matching contributions to our 401(k) plan ($6,000, $3,172, $3,476, $4,502 and $5,500 for Johnson, Palermo, Barrett, McCants and Mills, respectively). For fiscal year 2001, includes premiums on term life insurance ($3,369, $1,755, $6,954, $950 and $443 for Johnson, Palermo, Barrett, McCants and Mills, respectively) and employer matching contributions to our 401(k) plan ($5,250, $3,006, $3,104, $4,252 and $5,250 for Johnson, Palermo, Barrett, McCants and Mills, respectively).

Option Grants in Last Fiscal Year

The following table contains information about option awards made to the named executive officers during 2002.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)

	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal 2002	Exercise Price
Name					Expiration Date	5%	10%

Rodger L. Johnson	1,020,000	11.4%	$1.87		February 3, 2009	$2,566,749	$3,407,234
	980,000	10.9%	1.87		August 4, 2009	2,527,488	3,435,946
	19,421	0.2%	1.87		May 5, 2010	51,954	73,131
	12,947	0.1%	1.87		August 2, 2010	35,061	49,932
	329,244	3.7%	1.87		May 16, 2011	926,705	1,369,270
	68,333	0.8%	1.87		May 18, 2011	192,333	284,185
	80,800	0.9%	3.00	(3)	April 24, 2012	381,918	589,428
	80,800	0.9%	1.87		April 24, 2012	238,062	367,410
	125,538	1.4%	1.87		December 31, 2012	382,393	608,897
Robert K. Mills	200,000	2.2%	1.87		August 4, 2009	515,814	701,213
	200,000	2.2%	1.87		February 2, 2010	528,448	734,894
	1,825	0.0%	1.87		May 5, 2010	4,882	6,872
	65,096	0.7%	1.87		May 16, 2011	183,222	270,723
	12,041	0.1%	1.87		May 18, 2011	33,891	50,076
	20,417	0.2%	3.00	(3)	April 24, 2012	96,505	148,940
	20,417	0.2%	1.87		April 24, 2012	60,155	92,839
	24,969	0.3%	1.87		December 31, 2012	76,056	121,107
Anthony J. Palermo	400,000	4.5%	1.87		August 4, 2009	1,031,628	1,402,427
	6,316	0.1%	1.87		May 5, 2010	16,896	23,783
	65,824	0.7%	1.87		May 16, 2011	185,271	273,751
	14,138	0.2%	1.87		May 18, 2011	39,793	58,798
	27,750	0.3%	3.00	(3)	April 24, 2012	131,166	202,433
	27,750	0.3%	1.87		April 24, 2012	81,760	126,184
	25,702	0.3%	1.87		December 31, 2012	78,289	124,662
Patrick T. Barrett	400,000	4.5%	1.87		August 4, 2009	1,031,628	1,402,427
	3,158	0.0%	1.87		May 5, 2010	8,448	11,892
	65,312	0.7%	1.87		May 16, 2011	183,830	271,622
	14,009	0.2%	1.87		May 18, 2011	39,430	58,261
	24,871	0.3%	3.00	(3)	April 24, 2012	117,558	181,431
	24,871	0.3%	1.87		April 24, 2012	73,278	113,092
	25,368	0.3%	1.87		December 31, 2012	77,272	123,042
Bret T. McCants	14,824	0.2%	1.87		February 3, 2009	39,169	54,470
	42,000	0.5%	1.87		May 8, 2009	112,356	158,154
	80,000	0.9%	1.87		August 4, 2009	206,326	280,485
	120,000	1.3%	1.87		February 5, 2010	317,069	440,936
	8,842	0.1%	1.87		May 5, 2010	23,654	33,295
	43,038	0.5%	1.87		May 16, 2011	121,137	178,988
	11,414	0.1%	1.87		May 18, 2011	32,126	47,469
	23,240	0.3%	3.00	(3)	April 24, 2012	109,849	169,533
	23,240	0.3%	1.87		April 24, 2012	68,472	105,676
	17,168	0.2%	1.87		December 31, 2012	52,294	83,270

______________

(1)       Options generally vest over five years unless such person’s employment is terminated, in which case options that have not vested at that time will terminate.

(2)       Values shown are the result of calculation at assumed 5% and 10% appreciation rates called for by the SEC and are not intended to forecast possible future appreciation in the market price of our common stock.

(3)       These options were canceled and replaced as of December 31, 2002 with options issued under our 2002 Long-Term Insentive Plan.

Option Exercises and Fiscal Year-End Values

The following table sets forth the number of shares covered by both exercisable and unexercisable options as of December 31, 2002 and the year-end value of exercisable options as of December 31, 2002 for the named executive officers.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002(1)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Rodger L. Johnson	—	—	1,870,577	765,706	$0	$0
Robert K. Mills	—	—	320,196	204,152	0	0
Anthony J. Palermo	—	—	323,148	216,582	0	0
Patrick Barrett	—	—	321,409	211,309	0	0
Bret T. McCants	—	—	254,857	105,669	0	0

______________

   (1)    The value of the unexercised in-the-money options as of December 31, 2002 was calculated using a market price of $1.87 per share.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 31, 2003 regarding beneficial ownership of our voting capital stock by:

•          each person known by us to beneficially own more than 5% of our outstanding voting capital stock,

•          each of our named executive officers,

•          each of our directors, and

•          all of our directors and executive officers as a group.

Unless otherwise indicated, the address of each of the named individuals is c/o Knology, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.

Knology, Inc Beneficial Ownership Table
As of January 31, 2003

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Common		As Converted (3)

Name and Address of Beneficial Owner (1)	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock	(1) Amount and Nature of Beneficial Ownership	(2) Percent of Series Stock

5 % SHAREHOLDERS
SCANA Communications, Inc (4)	7,234,271	14.2%	—	—	14,833,333	29.5%	—	—	21,701,279	100.0%	—	—	44,037,275	26.3%
AT&T Ventures Fund (5)	4,267,800	8.4%	421,052	2.0%	—	—	—	—	—	—	—	—	5,052,029	3.0%
J. H. Whitney (6)	—	—	8,421,053	39.8%	3,333,333	6.6%	—	—	—	—	—	—	15,851,229	9.5%
The Blackstone Group (7)	—	—	6,315,789	29.8%	2,666,667	5.3%	—	—	—	—	—	—	12,055,087	7.2%
South Atlantic Private Equity Funds (8)	3,356,443	6.6%	1,578,947	7.5%	666,667	1.3%	—	—	—	—	—	—	6,494,739	3.9%
American Water Works, Inc. (9)	3,820,943	7.5%	—	—	—	—	—	—	—	—	—	—	3,962,700	2.4%
First Union Capital Partners 2001, L.L.C. (10)	—	—	2,105,263	9.9%	333,333	*	—	—	—	—	—	—	3,462,807	2.1%
PNC Venture Corporation (11)	—	—	—	—	3,333,333	6.6%	—	—	—	—	—	—	3,333,333	2.0%
ITC Telecom Ventures, Inc. (12)	—	—	—	—	14,833,333	29.5%	—	—	—	—	—	—	14,833,333	8.9%
William E. Morrow (13)	13,527	*	—	—	—	—	—	—	—	—	345,000	68.6%	359,029	*
Felix L. Boccucci, Jr. (14)	352	*	4,200	*	—	—	—	—	—	—	134,196	21.1%	140,804	*
Marcus R. Luke (15)	26,898	*	1,600	*	—	—	—	—	—	—	149,833	23.1%	180,107	*
O. Gene Gabbard (16)	305,263	*	—	—	—	—	—	—	—	—	187,290	27.1%	503,878	*
Chad S. Wachter (17)	—	—	10,500	*	—	—	—	—	—	—	172,647	25.5%	188,255	*

EXECUTIVE OFFICERS
Rodger L. Johnson (18)	—	—	10,000	*	—	—	—	—	—	—	1,615,577	76.3%	1,630,442	*
Robert K. Mills (19)	3,929	*	3,200	*	—	—	—	—	—	—	270,196	34.9%	279,028	*
Anthony J. Palermo (20)	—	—	10,000	*	—	—	—	—	—	—	323,148	39.1%	338,013	*
Thomas P. Barrett (21)	—	—	—	—	—	—	—	—	—	—	321,409	39.0%	321,409	*
Bret T. McCants (22)	5,454	*	—	—	—	—	—	—	—	—	251,151	33.3%	256,807	*

DIRECTORS
Campbell B. Lanier (23)	9,363,705	18.3%	—	—	333,333	*	—	—	—	—	43,701	8.0%	10,088,132	6.0%
Richard Bodman (5) (24)	4,267,800	8.4%	421,052	2.0%	—	—	—	—	—	—	43,700	8.0%	5,095,729	3.0%
Alan A. Burgess (25)	—	—	—	—	—	—	—	—	—	—	33,201	6.2%	33,201	*
Donald W. Burton (7) (26)	3,575,831	7.0%	1,789,473	8.4%	1,333,334	2.7%	2,346,080	22.0%	—	—	43,701	8.0%	10,091,661	6.0%
Eugene I. Davis (29)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
L. Charles Hilton, Jr. (27)	377,197	*	—	—	—	—	—	—	—	—	43,701	8.0%	434,892	*
Bret Pearlman (8)	—	—	6,315,789	29.8%	2,666,667	5.3%	—	—	—	—	—	—	12,055,087	7.2%
William H. Laverack, Jr. (6)	—	—	8,421,053	39.8%	3,333,333	6.6%	—	—	—	—	—	—	15,851,229	9.5%
William H. Scott III (28)	1,260,491	2.5%	—	—	—	—	—	—	—	—	43,701	8.0%	1,350,956	*

All Named Executive Officers and Directors as a Group (14 persons)
	18,854,407	36.7%	16,970,567	80.1%	7,666,667	15.3%	2,346,080	22.0%	—	—	3,033,186	72.6%	57,826,587	33.7%

*          Less than 1%

*          Less than 1%

(1)       A person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from January 31, 2003. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.

(2)       For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days from January 31, 2003 were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(3)       “As converted” amounts assume that the shares of Series A preferred stock, Series B preferred stock and Series C preferred stock are converted to common stock. Each share of Series A preferred stock converts into 1.0371 shares of common stock; each shares of Series B preferred stock converts into 1.4865 shares of common stock; and each share of Series C preferred stock converts into one share of common stock.

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

(10)     The address of First Union Capital Partners 2001, L.L.C. is 301 South College Street, NC0732, Charlotte, NC 28288-0732.

(11)     The address of PNC Venture Corporation is 3150 CNG Tower, Pittsburgh, PA 15222.

(12)     The address of ITC Telecom Ventures, Inc. is 3300 20th Avenue, Valley, AL 36854.

(13)     The address of Mr. William E. Morrow is 401 Carlson Circle, San Marcos TX 78666.

(14)     Includes 134,196 shares of common stock issuable under options and 218 shares of Series A preferred stock owned by his wife.

(15)     Includes 13,098 shares of Series A preferred stock issuable under options and 145,833 shares of common stock issuable under options.

(16)     The address of Mr. Gabbard is 102 Marseille Place, Cary, NC 27511. Includes 68,642 shares of Series A preferred stock issuable under options and 187,290 shares of common stock issuable under options.

(17)     Includes 172,647 shares of common stock issuable under options.

(18)     Includes 1,615,577 shares of common stock issuable under options.

(19)     Includes 270,196 shares of common stock issuable under options.

(20)     Includes 323,148 shares of common stock issuable under options.

(21)     Includes 321,409 shares of common stock issuable under options.

(22)     Includes 251,151 shares of common stock issuable under options.

(23)     Includes 121,958 shares of Series A preferred stock held by the Jane Lowery Zachry Hyatt Lanier Trust, of which Mr. C. Lanier, III is trustee; 136,419 shares of Series A preferred stock held by The Campbell B. Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. C. Lanier, III is trustee; 56,759 shares of Series A preferred stock held by the Lanier Family Foundation, of which Mr. C. Lanier, III is co-trustee; and 392 shares of Series A preferred stock held by Mr. C. Lanier, III’s wife. Also includes 127,383 shares of Series A preferred stock issuable under options and 43,701 shares of common stock issuable under options.

(24)     Includes 43,700 shares of common stock issuable under options.

(25)     Includes 33,201 shares of common stock issuable under options.

(26)     The address of Mr. Burton and of each entity comprising South Atlantic is 614 West Bay Street, Tampa, Florida 33606. Includes 117,784 shares of Series A preferred stock, 52,631 shares of Series B preferred stock, 133,333 shares of Series C preferred stock and 586,520 of Series D preferred stock held by The Burton Partnership, Limited Partnership, of which Mr. Burton is the sole general partner; 157,895 shares of Series B preferred stock, 533,334 shares of Series C preferred stock and 1,759,560 shares of Series D preferred stock held by The Burton Partnership (QP), Limited Partnership, of which Mr. Burton is the sole general partner; 1,685,251 shares of Series A preferred stock held by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 592,268 shares of Series A preferred stock, 663,158 shares of Series B preferred stock and 280,000 shares of Series C preferred stock held by South Atlantic Private Equity Fund IV, Limited Partnership, of which Mr. Burton is a general partner; and 872,250 shares of Series A preferred stock, 915,789 shares of Series B preferred stock and 386,667 shares of Series C preferred stock held by

South Atlantic Private Equity Fund IV (QP), Limited Partnership, of which Mr. Burton is a general partner; and 206,674 shares of Series A preferred stock held by South Atlantic Venture Fund II, of which Mr. Burton is a general partner. Each of the respective South Atlantic funds has sole voting and investment power with respect to the shares beneficially owned by such fund. Also includes 49,336 shares of Series A preferred stock held by four Burton Family trusts of which Mr. Burton is trustee. Includes 52,268 shares of Series A preferred stock issuable under options and 43,701 shares of common stock issuable under options.

(27)     Includes 43,701 shares of common stock issuable under options.

(28)     Includes 44,857 shares of Series A preferred stock held by The Martha J. Scott, Trustee FBO Mary Martha Scott U/A 6/26/91 Trust, of which Mr. Scott’s wife is trustee; 87,322 shares of Series A preferred stock held by The Melissa H. Lanier 1997 GST Trust, of which Mr. Scott is trustee; 161,149 shares of Series A preferred stock held by The Campbell B. Lanier, III Charitable Remainder Trust; 129,305 shares of Series A preferred stock held by the William H. Scott III 2000 Annuity Trust; 44,813 shares of Series A preferred stock held by the Margaret Scott Rollison, Trustee FBO John Davis Scott U/A 4/26/91; 44,813 shares of Series A preferred stock held by the Margaret Scott Rollison, Trustee FBO Mary Martha Scott U/A 4/26/91; and 2,510 shares of Series A preferred stock held by Martha Jernigan Scott. Also includes 93,058 shares of Series A preferred stock issuable under options and 43,701 shares of common stock issuable under options.

(29)     The address of Mr. Davis is 5 Canoe Drive, Livingston, NJ 07039.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Knology’s existing equity compensation plans as of December 31, 2002.

	(a)		(b)	(c)
Plan Category	Number of Securities To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	8,052,269	(1)	1.87	3,947,731

	3,016,444	(2)	1.54	0

Equity Compensation Plans Not Approved by Stockholders	0		0	0

Total	11,068,713		1.78	3,947,731

______________

   (1)    2002 Long-Term Incentive Plan. Options issued under this plan are exercisable for shares of common stock.

   (2)    Knology, Inc. Spin-Off Plan. Options issued under this plan are exercisable for shares of Series A preferred stock. The number of shares listed and the weighted average exercise price reflects the conversion of the shares of Series A preferred stock subject to the options outstanding into shares of common stock. Each share of Series A preferred stock is convertible into 1.0371 shares of common stock.

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

We have adopted a policy requiring that any material transactions between us and others affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arm’s-length transactions with independent third parties.

Transactions with ITC Companies

Certain of our directors and officers hold or held the following positions with companies that are affiliated with us:

•          Campbell B. Lanier, III, who serves as the chairman of our board of directors, also serves as chairman of the board and chief executive officer of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC/\DeltaCom.

•          William H. Scott, III, one of our directors, serves as president, chief operating officer and a director of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC/\DeltaCom.

•          Donald W. Burton, one of our directors, is a director of ITC Holding and ITC/\DeltaCom.

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

ITC/\DeltaCom provides us with voice and data transport and related services and leases capacity to us on certain of its fiber routes. In 2002, we paid $3.8 million for these services. During 2002, our company provided ITC/\DeltaCom with local and long-distance telephone, programming and other services for which we received $331,256. As of December 31, 2002, Mr. Lanier owned less than 5% of ITC/\DeltaCom. Messrs. Lanier and Scott serve as executive officers and directors of ITC/\DeltaCom and Mr. Burton serves as a director of ITC/\DeltaCom.

We provided services to InterCall, our parent company prior to the spin-off and a wholly owned subsidiary of ITC Holding, in 2002, for which we received $2.0 million. We provide these services to InterCall pursuant to an agreement which expires in July 2004.

We lease pole space from South Carolina Electric & Gas Co., an affiliate of SCANA Communications Holdings, which is one of our largest stockholders and note holders and was a principal investor in Knology in the past, as discussed below. We lease this pole space pursuant to an annual pole attachment agreement. In 2002, we paid $116,511 under this agreement.

Our insurance provider is J. Smith Lanier & Co. Campbell B. Lanier, III’s brother and uncle are principal owners of this insurance placement company, both of whom, as stockholders in ITC Holding, received shares of our Series A preferred stock in the spin-off. In 2002, this company charged us $141,456 for insurance services.

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

On November 6, 2002, in connection with the restructuring of the capitalization of Knology and Broadband, ITC Telecom and SCANA each contributed $19.5 million to Knology in exchange for 6.5 million shares of Knology’s Series C preferred stock. Additionally, SCANA, as a holder of $118,071,000 aggregate principal amount at maturity Broadband’s 11 7/8% senior discount notes due 2007, exchanged those notes for $42,794,000 aggregate principal amount of Knology’s 12% senior notes due 2009 and 21,701,279 shares of Knology’s Series E preferred stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of our compensation and stock option committee are Messrs. Scott, Pearlman and Burton. Each of Messrs. Scott and Burton serves as a director or executive officer of ITC Holding. We have engaged in several transactions with ITC Holding or its affiliates, as discussed above.

ITEM 14.       CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As of the date that evaluation was completed (Evaluation Date), our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of the Company and independent auditor’s report are included in Item 8 of this Form 10-K.

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2001 and 2002.

Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2000, 2001 and 2002.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

Independent Auditor’s Report on the Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts.

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

2.1

Joint Plan of Reorganization of Knology Broadband, Inc. filed with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, by Knology, Inc. and Knology Broadband, Inc., on September 18, 2002, confirmed on October 22, 2002 and effective on November 6, 2002.

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Indenture, dated as of November 6, 2002, by and between Knology Inc. and Wilmington Trust Company, as Trustee, relating to the 12% Senior Notes Due 2009 of Knology, Inc.

4.2	Form of Senior Note (contained in Exhibit 4.1).

10.1.1

Stockholders Agreement dated February 7, 2000 among Knology, Inc., Certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to

Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

10.1.2

Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001).

10.1.3

Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto.

10.2

Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Incorporated herein by reference to Exhibit 10.5 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.3

Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4

Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5

Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6

Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339))

10.7

Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8

Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990

(Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13

Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.14

Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.15

Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.16

Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.17

Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.18

Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.19

Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.20

Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.21

Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22

Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.23	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.24

Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.25

License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.26

Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.27

Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.28

Interconnection Agreement, effective September 9, 2000 among BellSouth Telecommunications, Inc., Knology of Alabama, Inc., Knology of Florida, Inc., Knology of Georgia, Inc., Knology of Kentucky, Inc., Knology of North Carolina, Inc., Knology of South Carolina, Inc., and Knology of Tennessee, Inc. (Incorporated herein by reference to Exhibit 10.28 to Knology, Inc.’s Annual Report on Form 10K for the year ended December 31, 2000).

10.29

Carrier Services Agreement dated July 16, 2001 between Business Telecom, Inc. And Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.30

Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.31

Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.32.1	Amended and Restated Credit Agreement, between certain subsidiaries of Knology Broadband, Inc. and Wachovia Bank, National Association, dated October 22, 2002.

10.32.2	Note Payable to Wachovia, dated October 22, 2002.

10.32.3	Reaffirmation Agreement, dated October 22, 2002.

10.32.4	Collateral Agreement, dated October 22, 2002.

10.33	Tax Separation Agreement between ITC Holding and Knology, Inc. (Incorporated herein by reference for Exhibit 10.59 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.34

Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.35

Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.36

Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.37	Knology, Inc. 2002 Long Term Incentive Plan (Incorporated by reference to exhibit 99.1 to Knology, Inc's Registration Statement on Form S-8 (File No. 333-103248)).

10.38

Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to Exhibit 10.65 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.39

Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.40	Knology, Inc. Spin-Off Plan (Incorporated herein by reference to Exhibit 10.71 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.41	Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.42

Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.43

On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.44

Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.45

Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.46	Amendment to Master Capacity Lease dated November 1, 1999 between

Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.47

Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.48

Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.49

Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.50

Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.51

Series C Preferred Stock Purchase Agreement, dated as of January 12, 2001, by and among Knology, Inc. and each of those persons and entities whose names are set forth on Exhibit A thereto (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001).

10.52.1

Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.2

First Supplement to the Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.3

Promissory Note, dated June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.4

Stock Pledge Agreement, dated as of June 29, 2001, by and between Globe Telecommunications, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.5

Security Agreement, dated as of June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.6

Security Agreement, dated as of June 29, 2001, made by ITC Globe, Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.7

Continuing Guaranty, dated as of June 29, 2001 by ITC Globe, Inc. for the benefit of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.8

Stock Pledge Agreement, dated as of June 29, 2001, by and between Knology, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.7 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.52.9	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Consent, Waiver and Amendments to Master Loan Agreement, dated June 6, 2002

10.52.10	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Amendments to Master Loan Agreement, dated July 3, 2002

10.52.11	Amended and Restated First Supplement to Master Loan Agreement, dated June 6, 2002

10.52.12	Continuing Guaranty by Knology of Knoxville, Inc., dated November 6, 2002

10.52.13	Security Agreement by Knology of Knoxville, Inc., dated November 6, 2002

10.52.14	Continuing Guaranty by Knology, Inc., dated November 6, 2002

10.52.15	Continuing Guaranty by Knology Broadband, Inc., dated November 6, 2002

10.52.16	Companion Continuing Guaranty by Knology Broadband, Inc., dated November 6, 2002

10.53	Registration Rights Agreement, dated November 6, 2002, by and between Knology, Inc. and SCANA Communications Holdings, Inc.

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of Deloitte Touche Tohmatsu LLP

99.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. S. 1350.

99.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. S. 1350.

(b)               REPORTS ON FORM 8-K.

On November 8, 2002 Knology filed a current report on form 8-K announcing the completion of its restructuring. With the completion of the restructuring, the reorganization plan of Broadband became effective on November 6, 2002, and Broadband has emerged from Chapter 11 proceedings.

On November 13, 2002 Knology filed a current report on form 8-K reporting its 2002 third quarter results.

(c)                EXHIBITS

We hereby file as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)               FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts

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

March 28, 2003

(DATE)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Campbell B. Lanier, III	Chairman of the Board and Director	March 28, 2003

Campbell B. Lanier, III

/s/ Rodger L. Johnson	President, Chief Executive Officer and Director (Principal executive officer)	March 28, 2003

Rodger L. Johnson

/s/ Robert K. Mills	Chief Financial Officer, Vice President and Treasurer (Principal financial officer and principal accounting officer)	March 28, 2003

Robert K. Mills

/s/ Donald W. Burton	Director	March 28, 2003

Donald W. Burton

/s/ Eugene I. Davis	Director	March 28, 2003

Eugene I. Davis

/s/ William H. Scott, III	Director	March 28, 2003

William H. Scott, III

/s/ Richard Bodman	Director	March 28, 2003

Richard Bodman

/s/ L. Charles Hilton, Jr.	Director	March 28, 2003

L. Charles Hilton, Jr.

/s/ Alan A. Burgess	Director	March 28, 2003

Alan A. Burgess

/s/ Bret Pearlman	Director	March 28, 2003

Bret Pearlman

/s/ William Laverack, Jr.	Director	March 28, 2003

William Laverack, Jr.

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

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
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

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ Robert K. Mills

Robert K. Mills Chief Financial Officer

KNOLOGY, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Knology, Inc.

We have audited the accompanying consolidated balance sheet of KNOLOGY, INC. (a Delaware corporation) AND SUBSIDIARIES (“the Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period then ended, before these revisions to Note 2 and 10, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern in their report dated February 7, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” which was adopted by the Company as of December 31, 2002.

As discussed above, the consolidated financial statements of Knology, Inc., and subsidiaries as of December 31, 2001 and for each of the years in the period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.	As described in Note 2, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 and 2000 included (a) agreeing previous reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amoritzation expense recognized in those periods relating to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.

2.	As described in Notes 2 and 10, these consolidated financial statements have been revised to include the reclassification provisions required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to 2001 included (a) agreeing the reported amount to underlying accounting records obtained from management, and (b) testing the mathematical accuracy of reclassification of gain on early extinguishment of debt to operating expenses.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Atlanta, Georgia February 14, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on February 7, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(c) of regulation S-X. The Company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Knology, Inc.:

We have audited the accompanying consolidated balance sheets of KNOLOGY, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in an unfavorable working capital and uncertain liquidity position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia February 7, 2002

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	DECEMBER 31,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash (including $5,745 of restricted cash as of December 31, 2002) (Note 3)	$38,074	$43,913
Accounts receivable, net of allowance for doubtful accounts of $811 and $2,194 as of December 31, 2001 and 2002, respectively	13,420	14,863
Accounts receivable—affiliates	594	72
Prepaid expenses	946	996

Total current assets	53,034	59,844
PROPERTY, PLANT AND EQUIPMENT:
System and installation equipment	467,977	504,628
Test and office equipment	40,717	45,881
Automobiles and trucks	9,855	9,596
Production equipment	669	666
Land	3,748	3,738
Buildings	16,998	17,271
Construction and premise inventory	24,846	16,422
Leasehold improvements	2,133	1,675

	566,943	599,877
Less accumulated depreciation and amortization	(166,092)	(242,695)

Property, plant, and equipment, net	400,851	357,182

OTHER LONG-TERM ASSETS:
Intangible assets, net	44,363	41,084
Deferred issuance costs, net	5,479	447
Investments	12,625	12,580
Other	188	154

Total assets	$516,540	$471,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$17,096	$3,406
Accounts payable	18,102	15,729
Accrued liabilities	10,583	8,441
Unearned revenue	6,636	8,268

Total current liabilities	52,417	35,844

NONCURRENT LIABILITIES:
Notes payable	31,331	50,490
Unamortized investment tax credits	182	110
Senior discount notes, net of discount	339,486	198,455

Total noncurrent liabilities	370,999	249,055

Total liabilities	423,416	284,899

COMMITMENTS AND CONTINGENCIES (NOTE 6)

WARRANTS (NOTE 4)	4,726	1,861

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value per share; 56,000,000 shares authorized, 50,990,888 and 51,040,457, shares issued and outstanding at December 31, 2001 and 2002, respectively	510	510
Series B preferred stock, $.01 par value per share; 21,180,131 shares authorized, 21,180,131 and 21,180,131, shares issued and outstanding at December 31, 2001 and 2002, respectively	212	212
Series C preferred stock, $.01 par value per share; 60,000,000 shares authorized, 37,219,562 and 50,219,562, shares issued and outstanding at December 31, 2001 and 2002, respectively	372	502
Series D preferred stock, $.01 par value per share; 34,000,000 shares authorized, 0 and 10,684,751, shares issued and outstanding at December 31, 2001 and 2002, respectively (Note 8)	0	107
Series E preferred stock, $.01 par value per share; 25,000,000 shares authorized, 0 and 21,701,279, shares issued and outstanding at December 31, 2001 and 2002, respectively (Note 8)	0	217
Common stock, $.01 par value per share; 200,000,000 shares authorized, 502,194 and 503,197 shares issued and outstanding at December 31, 2001 and 2002, respectively	5	5
Additional paid-in capital	394,741	493,046
Accumulated deficit	(307,442)	(310,068)

Total stockholders’ equity	88,398	184,531

Total liabilities and stockholders’ equity	$516,540	$471,291

The accompanying notes are an integral part of these consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

OPERATING REVENUES:
Video	$41,821	$48,834	$60,752
Voice	34,943	44,793	58,742
Data services and other	5,809	12,562	22,372

Total operating revenues	82,573	106,189	141,866

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	89,735	105,791	120,844
Depreciation and amortization	60,672	78,954	80,533
Reorganization professional fees	0	0	3,842
Gain on debt extinguishment (Note 4)	0	(31,875)	(109,804)
Asset impairment	0	0	9,946
Non-cash stock option compensation	0	0	3,266
Litigation fees (Note 6)	0	0	1,244

Total operating expenses	150,407	152,870	(109,871)

OPERATING (LOSS) INCOME	(67,834)	(46,681)	31,995

OTHER INCOME (EXPENSE):
Interest income	4,858	2,724	395
Interest expense (contractual interest of $41,619 for the twelve months ended December 31, 2002)	(39,715)	(42,793)	(36,266)
Affiliate interest expense, net	(2)	0	0
Gain on adjustement of warrrants to market	0	0	2,865
Other expense, net	(1,373)	(834)	(321)

Total other expense	(36,232)	(40,903)	(33,327)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(104,066)	(87,584)	(1,332)
INCOME TAX BENEFIT (PROVISION)	3,170	(2,789)	0

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(100,896)	(90,373)	(1,332)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	0	(1,294)

NET LOSS	(100,896)	(90,373)	(2,626)
NON-CASH DISTRIBUTION TO PREFERRED STOCKHOLDERS (Note 8)	0	(36,579)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(100,896)	$(126,952)	$(2,626)

The accompanying notes are an integral part of these consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Share	Amount

BALANCE, December 31, 1999	48,035,531	$480	0	$0	0	$0	0	$0	0	$0	6,476	$0	$117,067	$(79,594)	$(31)	37,922
Comprehensive Loss:
Net loss attributable to common stockholders														(100,896)		(100,896)
Unrealized loss on marketable securities															31	31

Comprehensive Loss																(100,865)

Exercise of stock options	2,876,624	29									436,825	4	1,137			1,170
Private Placement /Reorganization (Note 8)			21,180,131	212									99,800			100,012
ITC Holding loan conversion													29,726			29,726

BALANCE, December 31, 2000	50,912,155	$509	21,180,131	$212	0	$0	0	$0	0	$0	443,301	$4	$247,730	$(180,490)	($0)	67,965
Comprehensive Loss:
Net loss attributable to common stockholders														(90,373)		(90,373)

Comprehensive Loss																(90,373)

Non-Cash Distribution to Preferred Shareholders (Note 8)													36,579	(36,579)		0
Exercise of stock options	78,733	1									58,893	1	891			893
Private Placement					37,149,262	371							109,331			109,702
Stock issued for purchase of land					70,300	1							210			211

BALANCE, December 31, 2001	50,990,888	$510	21,180,131	$212	37,219,562	$372	0	$0	0	$0	502,194	$5	$394,741	$(307,442)	($0)	$88,398
Comprehensive Loss:
Net loss attributable to common stockholders														(2,626)		(2,626)

Comprehensive Loss																(2,626)

Exercise of stock options	49,569	0									1,003	0	2			2
Private Placement					13,000,000	130							38,870			39,000
Non-cash stock option compensation													3,266			3,266
Reorganization, net of fees of $3,842 (Note 8)							10,684,751	107	21,701,279	217			56,167			56,491

BALANCE, December 31, 2002	51,040,457	$510	21,180,131	$212	50,219,562	$502	10,684,751	$107	21,701,279	$217	503,197	$5	$493,046	$(310,068)	($0)	$184,531

The accompanying notes are an integral part of these consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,896)	$(90,373)	$(2,626)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	60,672	78,954	80,533
Non-cash stock option compensation	0	0	3,266
Gain on debt extinguishment	0	(31,875)	(109,804)
Asset impairment	0	0	9,946
Litigation fees	0	0	1,244
Write off of investment	0	0	45
Amortization of bond discount	40,152	42,948	33,207
Loss (gain) on disposition of assets	344	427	(88)
Cumulative effect of change in accounting principle	0	0	1,294
Gain on adjustment of warrants to market	0	0	(2,865)
Amortization of deferred investment tax credit	(72)	(72)	(72)
Other deferred credits	0	(45)	0
Changes in operating assets and liabilities:
Accounts receivable	(1,659)	(2,699)	(1,369)
Accounts receivable—affiliate	14,918	2,710	465
Prepaid expenses and other	(411)	242	42
Accounts payable	15,303	(12,340)	(2,390)
Accrued liabilities	6,995	(3,446)	(2,142)
Unearned revenue	538	2,318	1,632

Total adjustments	136,780	77,122	12,944

Net cash provided by (used in) operating activites	35,884	(13,251)	10,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(146,706)	(86,696)	(44,446)
Organizational and franchise cost expenditures	(1,402)	(1,367)	(1,448)
Proceeds from the sale of investments	6,069	0	0
Proceeds from sale of property	276	99	1,047
Investment in Grande	(8,223)	(1,108)	0
Other	0	(45)	0

Net cash used in investing activities	(149,986)	(89,117)	(44,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(3,549)	(11)	(2)
Expenditures related to issuance of debt	(109)	(442)	0
Proceeds from private placement, net of offering expenses	100,011	109,702	39,000
Proceeds from affiliate loan	29,726	0	0
Proceeds from long-term debt facility	0	32,482	5,470
Stock options exercised	1,170	946	2
Expenditures related to reorganization	0	0	(4,102)
Repurchase of senior discount notes	0	(22,810)	0
Advances to affiliates	(338)	(53)	0

Net cash provided by financing activities	126,911	119,814	40,368

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,809	17,446	5,839
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,819	20,628	38,074

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,628	$38,074	$43,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,903	$2,758	$1,550

Cash received during period for income taxes	$16,656	$712	$296

Stock issued for purchase of land	$0	$211	$0

The accompanying notes are an integral part of these consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 2001, AND 2002

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

ORGANIZATION

Knology, Inc. (“Knology” or the “Company”) was a wholly owned subsidiary of ITC Holding Company, Inc. (“ITC Holding”) through February 2000 and was incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating the Company was to enable ITC Holding to complete a reorganization of certain of its wholly owned and majority-owned subsidiaries on November 23, 1999 (the “Reorganization”).

PREPACKAGED PLAN OF REORGANIZATION UNDER CHAPTER 11

Knology Broadband, Inc., or Broadband, a wholly owned subsidiary of Valley Telephone Co., Inc., which is a wholly owned subsidiary of Knology, on September 18, 2002 filed a bankruptcy petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. On that same date, Knology and Broadband filed a prepackaged plan of reorganization of Broadband under Chapter 11.

Broadband received approval from the Bankruptcy Court to pay all trade claims and employee wages in the ordinary course of business, including prepetition claims.

Contractual interest on debt obligations for the twelve months ended December 31, 2002 is $41,619, which is $6,857 in excess of reported interest expense, as reported interest expense excludes contractual interest during the bankruptcy proceeding which will not be paid.

On October 22, 2002 the Bankruptcy Court confirmed the prepackaged plan of reorganization of Broadband without modification.

On November 6, 2002, the following transactions became effective pursuant to the prepackaged plan:

•         Knology received $39,000 gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to existing investors SCANA Holding and ITC Telecom Ventures. The proceeds will be used to pay transaction expenses of approximately $1,700 and for general corporate purposes.

•         $379,900 aggregate principal amount at maturity of Broadband discount notes were exchanged for $193,500 of new Knology notes and 10,618,352 shares of new Knology Series D preferred stock and 21,701,279 shares of new Knology Series E preferred stock.

•         The $15,500, 4-year senior secured credit facility by and among Wachovia, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated.

•         The $40,000 10-year senior, secured credit facility by and among CoBank as lender and Valley Telephone, Globe Telecommunications, Inc., Interstate Telephone, as borrowers, was amended.

•         $64,200 aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone, were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

•         $15,300 owed to Knology by Broadband under two intercompany loan facilities was canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

•         The Knology Stockholders Agreement was amended to provide the holders of Broadband discount notes who received new Knology preferred stock in the restructuring with registration rights and co-sale rights, as well to provide holders of the Series D preferred stock the right to nominate a director to be elected to Knology’s board of directors.

NATURE OF BUSINESS

Knology, Broadband and their respective subsidiaries own and operate advanced interactive broadband networks and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern United States.

Our telephone operations group, consisting of Interstate Telephone Company, Globe Telecommunications, Inc., ITC Globe, Inc., and Valley Telephone Co., Inc. (our “Telephone Operations Group”) is wholly owned and provides a full line of local telephone and related services and broadband services. Certain of the Telephone Operations Group subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain Telephone Operations Group subsidiaries are subject to regulation by the Federal Communications Commission.

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

YEARS

Buildings	25
System and installation equipment	7-10
Production equipment	9
Test and office equipment	3-7
Automobiles and trucks	5
Leasehold improvements	5-20

Depreciation of telephone plant is provided on a straight-line method, using class or overall group rates acceptable to regulatory authorities. Such rates range from 2% to 24%. Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $41,976, $63,333 and $78,623, respectively.

Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Interest is capitalized in connection with the construction of the Company’s broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $2,329 and $2,430 of interest cost was capitalized in 2000 and 2001, respectively.

INTANGIBLE ASSETS

Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles. Intangible assets and the related useful lives and accumulated amortization at December 31, 2001 and 2002 are as follows:

	2001	2002	AMORTIZATION PERIOD (YEARS)

Goodwill	56,291	54,870	10-40
Subscriber base	34,757	328	3
Noncompete agreement	1,500	0	3
Other	2,846	798	1-15

	95,394	55,996
Less accumulated amortization	51,031	14,912

Intangibles, net	$44,363	$41,084

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

During 2001 the Company recorded approximately $4,794 in amortization of goodwill. Excluding the impaired assets noted above amortization expense would have been $4,760. Effective January 1, 2002, the Company no longer recorded amortization of goodwill. A goodwill impairment test will be performed at least annually on January 1. During 2002 the Company recorded approximately $791 in amortization expense.

The following is a pro forma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Pro Forma Results for the Year Ended December 31,

	2000	2001	2002

Reported net loss	$(100,896)	$(90,373)	$(2,626)
Goodwill amortization (net of tax)	4,812	4,794	0

Adjusted net loss	$(96,084)	$(85,579)	$(2,626)

The net amount of goodwill at December 31, 2002 and December 31, 2001 was $40,834 and $42,128, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization expense related to goodwill and intangible assets was $791 and $14,492 for the years ended December 31, 2002 and 2001, respectively.

Scheduled amortization of intangible assets for the next five years is as follows

2003	$354
2004	1
2005	0
2006	0
2007	0
Thereafter	0

$355

DEFERRED ISSUANCE COSTS

Deferred issuance costs include costs associated with the issuance of debt and the consummation of credit facilities (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2001 and 2002 are as follows:

AMORTIZATION PERIOD
2001	2002	(YEARS)

Deferred issuance costs	$ 9,173	$ 1,858	4-10
Accumulated amortization	(3,694)	(1,411)

Deferred issuance costs, net	$ 5,479	$ 447

In connection with restructuring, $3,841, net of related amortization, of deferred issuance cost was written off as a result of the exchange of the Broadband Senior Discount Notes.

LONG-LIVED ASSETS

On January 1, 2002, we adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not be recoverable, a write-down to fair value is recorded. The effects of adopting SFAS No. 144 were not material to our results of operations.

In connection with the restructuring of our capitalization pursuant to the prepackaged plan of reorganization, we issued new 12% senior notes due 2009, which include covenants limiting our ability to fund expansion into new markets, including Nashville and Louisville. Due to the restrictive nature of the new covenants as they relate to the use of operating cash flows or new borrowings for expansion, we have evaluated our assets for impairment. The asset impairment charge was measured in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Based on our evaluation of the impact the new covenants will have on our business plan, the Company recognized an asset impairment of approximately $9,946 during the year ended December 31, 2002. The total asset impairment is comprised of the following:

Abandoned construction in progress	$6,094
Franchise costs	1,398
Construction inventory	2,454

Total asset impairment	$9,946

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002 the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, the Company recorded $3,266 of non-cash stock option compensation expense for the year ended December 31, 2002. We will continue to provide pro forma net income and earnings per share information related to prior awards.

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31

	2000	2001	2002

Net loss, as reported	$(100,896)	$(126,952)	$(2,626)
Add: Stock-based compensation, as reported	—	—	3,266
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(2,102)	(2,847)	(3,299)

Pro forma net loss	$(102,988)	$(129,799)	$(2,659)

INVESTMENTS

Investments and equity ownership in associated companies consisted of the following at December 31, 2001 and 2002:

	2001	2002

Nonmarketable investments, at cost:
ClearSource common and preferred stock, 2,238,388 and 0 shares in 2001 and 2002, respectively	$12,575	$0
Grande Communications common stock, 500,000 and 10,123,829 shares in 2001 and 2002, respectively	5	12,580
Hybrid Networks, Inc. common stock, 90,000 and 0 shares in 2001 and 2002, respectively	45	0

Total investments	$12,625	$12,580

At December 31, 2002, the Company, through its wholly owned subsidiaries, owned approximately 2.43% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting. During 2002 Grande acquired Clearsourse,

Inc. Grande builds and operates broadband networks offering bundled communication services to several markets in Texas.

ACCRUED LIABILITIES

Accrued liabilities at December 31, 2001 and 2002 consists of the following:

	2001	2002

Accrued trade expenses	$8,012	$5,564
Accrued property taxes	857	1,470
Accrued compensation	1,124	973
Accrued interest	590	434

Total	$10,583	$8,441

REVENUE RECOGNITION

The Company generates recurring revenues for broadband offerings of video, voice and data and other services. The revenues generated from these services primarily consists of a fixed monthly fee for access to cable programming, local phone services and enhanced services and access to the internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided and advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Approximately $1,980, $3,308 and $3,552 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002, respectively.

INSTALLATION FEES

The Company recognizes installation revenue when the customer is initially billed for the connection of services as the installation direct costs exceed installation revenue on a per customer basis.

SOURCES OF SUPPLIES

The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases each customer premise component from a single vendor and has several suppliers for plant materials. If the suppliers are unable to meet the Company’s needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company’s network could result, which would adversely affect operating results.

CREDIT RISK

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company’s risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amount of the Company’s receivables approximates their fair values.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 6).

Prior to the short tax year ended December 31, 2000, the Company was included in the consolidated tax return of ITC Holding. Under a tax sharing arrangement, the Company recorded an income tax provision of $2,789 and a receivable in the amount of $684 at December 31, 2001, for the utilization of net operating losses included in the consolidated tax return of ITC Holding.

The Company has been a separate taxable entity since ITC Holdings completed a reorganization of some of its subsidiaries in February 2000. The Company files a consolidated federal income tax return resulting in a consolidated loss. The Company has significant net operating loss carryforwards, a portion of which are subject to limitation. The Company recorded an income tax provision of $0 at December 31, 2002. For income tax purposes, the Company believes that the prepackaged plan of reorganization did not result in any taxable income or loss from the extinguishment of debt. The remaining amount of the accrued interest on the Broadband notes will be deductible upon the future retirement of the new notes and stock exchanged in the prepackaged plan of reorganization. With respect to the prepackaged plan of reorganization and the issues discussed above, there is a risk that the Internal Revenue Service may take a different position.

COMPREHENSIVE LOSS

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. Effective December 31, 2002, we adopted SFAS No. 145 and reclassed the extraordinary gain on extinguishment of debt for the year ended December 31, 2001, of $31,875 to operating expenses.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material impact on our financial position and results of operations.

In November 2002, FASB Interpretation No, (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provision of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on the Company’s financial position of results of operations.

3. CASH

As of December 31, 2002, the Company has $5,745 of cash that is restricted in use. Of this amount, $4,755 is held at the telephone operations group and is restricted for use by these entities. Also, the Company has pledged $990 of cash as collateral for amounts potentially payable under certain surety bond agreements.

4. LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2002 consists of the following:

	2001	2002

Senior Unsecured Notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% beginning November 6, 2002, interest payable semiannually at 12% beginning November 30, 2004, with principle and unpaid interest due November 30, 2009	$0	$198,455
Senior Discount Notes including accrued interest, with a face value of $379,894, bearing interest at 11.875% beginning October 15, 2002, interest payable semiannually beginning April 15, 2003 with principal and any unpaid interest due October 15, 2007.	339,486	0
Senior secured Wachovia credit facility, at a rate of LIBOR plus 2.5%, interest payable quarterly with principal and any unpaid

	2001	2002

interest due June 15, 2006	15,465	15,465
Senior secured CoBank term credit facility, currently at a rate of 7.5%, interest payable quarterly, principal payments due quarterly beginning July 20, 2002 with final principal and any unpaid interest due April 20, 2011	32,482	37,952
Capitalized lease obligation, at a rate of 7%, with monthly principal and interest payments through October 2011	480	479

	387,913	252,351
Less current maturities	17,096	3,406

	$370,817	$248,945

Following are maturities of long-term debt for each of the next five years as of December 31, 2002:

2003	$ 3,232
2004	5,199
2005	12,440
2006	9,651
2007	4,565
Thereafter	253,932

Total	$ 289,019

On November 6, 2002, Knology and Broadband completed the financial restructuring pursuant to the prepackaged plan of reorganization. Under the plan, $379,900 aggregate principal amount at maturity of Broadband discount notes were exchanged for $193,500 of new Knology notes and 32,386,021 shares of new Knology preferred stock. The $64,200 aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

The completion of the restructuring enabled Knology to significantly lower its debt service requirements, which has improved its liquidity and financial condition. After giving effect to the completion of the restructuring, Knology’s first interest payment on the new Knology notes will be due two years after issuance (Knology presently intends to pay interest incurred for the first 18 months in kind through the issuance of additional notes) in the amount of $14,131, with consistent semiannual interest payments due through the seventh anniversary of the issuance of the new Knology notes. The old Broadband discount notes would have matured on October 15, 2007 with an aggregate amount due at maturity of $444,100. The new Knology notes will increase to the amount due of $235,526, assuming payment in kind of interest incurred during the first 18 months of the new notes.

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

In November 1999, Knology completed an exchange in which Knology received the Broadband warrants which were issued in connection with the Broadband Senior Discount Notes issued in October 1997. These warrants were exchanged for warrants to purchase shares of Knology Series A preferred stock. During the second quarter 2002, Knology adjusted the carrying value of the outstanding warrants to market value based on the approximate per share value of the Series A preferred stock. In connection with our financial restructuring, the approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2,865 gain on the adjustment of warrants to market value.

During the third and fourth quarters of 2001, the Company repurchased senior discount notes with a face amount of $64,206 and a carrying amount of $55,516. The Company paid cash of approximately $22,810 to repurchase the notes. The transaction resulted in a gain of $31,875, consisting of a gain of $32,706 due to the discount, offset by $831 for the writeoff of debt issue costs associated with the original issuance of the notes in October 1997.

On December 22, 1998, Broadband entered into a $50,000 four-year senior secured credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The Wachovia credit facility, as amended and restated pursuant to the restructuring, allows Broadband to borrow approximately $15,500. The Wachovia credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At Broadband’s option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The Wachovia credit facility contains a number of covenants that restrict the ability of Broadband and its subsidiaries to take many actions, including:

•          the ability to incur debt;

•          create liens;

•          pay dividends;

•          make distributions or stock repurchases;

•          make investments;

•          engage in transactions with affiliates; and

•          sell assets and engage in mergers and acquisitions.

The Wachovia credit facility also includes covenants requiring compliance with operating and financial ratios on a consolidated basis, including total leverage ratio and debt service coverage ratio. Broadband is currently in compliance with these covenants, as amended. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the Wachovia credit facility could be payable to the lender on demand. A change of control of Broadband, as defined in the Wachovia credit facility, would constitute a default under the covenants. The restructuring resulted in the amendment and restatement of the Wachovia credit facility, including an adjustment of the maturity date which allows Knology to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006. The maximum amount available under the Wachovia credit facility as of December 31, 2002, was approximately $15,500. As of December 31, 2002, approximately $15,475 had been drawn against the facility.

On June 29, 2001, the Company, through its wholly owned subsidiaries, Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (the “Borrowers”), entered into a $40,000 secured master loan agreement with CoBank, ACB. This master loan agreement allows the Borrowers to make one or more advances in an amount not to exceed $40,000. The loan proceeds may be used to purchase senior discount notes issued by Knology Broadband and to finance capital expenditures, working capital and for general corporate purposes of the Borrowers. Obligations under the loan agreement are secured by substantially all tangible and intangible assets of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the Borrowers to take certain actions, including the ability to:

•          incur indebtedness;

•          create liens;

•          merge or consolidate with any other entity;

•          make distributions or stock repurchases;

•          make investments;

•          engage in transactions with affiliates; and,

•          sell or transfer assets.

The master loan agreement also includes covenants requiring compliance with certain operating and financial ratios of the Borrowers on a consolidated basis. The CoBank credit facility also includes covenants requiring compliance with certain operating and financial ratios of the borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The borrowers are currently in compliance with these covenants, but there can be no assurances that the borrowers will remain in compliance. Should the borrowers not be in compliance with the covenants, the borrowers would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under CoBank credit facility could be payable on demand. In connection with the completion of our financial restructuring the maximum amount available under the master loan agreement has been amended to $38,000.

5. OPERATING LEASES

The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 are as follows:

2003	1,574
2004	1,312
2005	1,300
2006	1,046
2007	732
Thereafter	2,785

Total minimum lease payments	$ 8,749

Total rental expense for all operating leases was approximately $1,127, $1,167 and $2,600 for the years ended December 31, 2000, 2001, and 2002, respectively.

6. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $34,669 in programming fees under these contracts during 2003.

LEGAL PROCEEDINGS

On September 18, 2002, Broadband filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. On October 22, 2002 the court confirmed the joint plan of reorganization of Knology and Broadband without modification, and on November 6, 2002 the plan became effective. See Note 1, “Prepackaged Plan of Reorganization Under Chapter 11” for more information.

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc. a cable television franchise. Insight filed a complaint against the City of Louisville in state court claiming that Knology’s franchise was more favorable than Insight’s franchise. Insight’s complaint suspended Knology’s franchise until there is a final, nonappealable order in Insight’s state court case. In April 2001 the City of Louisville moved for summary judgment in state court against Insight. In March 2002, the state court ruled that Insight’s complaint had no merit and the state court granted the City’s motion to dismiss Insight’s complaint. Insight appealed the state court’s order dismissing their complaint and their appeal is pending.

In November 2000, Knology filed a federal court action against Insight Communications Company, Inc. seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of Knology’s franchise. In March 2001, the federal court issued an Order granting Knology’s motion for preliminary injunctive relief and denying Insight’s motion to dismiss. The federal court order granting Knology’s motion for preliminary injunction found that Insight violated the Cable Act of 1992 and the Telecommunications act of 1996. Knology’s complaint for monetary damages, its request for monetary relief, and both parties’ motions for summary judgment are pending before the federal court. At this time it is impossible to determine with certainty the ultimate outcome of the litigation. The Company incurred $1,266 in litigation fees through December 31, 2002.

In the normal course of business, the Company is subject to various litigation; however, in management’s opinion, there are no legal proceedings pending against the Company, which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

7. INCOME TAXES

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2000, 2001, and 2002:

	2000	2001	2002

Current	$3,170	$(2,789)	$(0)
Deferred	31,381	38,318	(7,840)
(Increase) decrease in valuation allowance	(31,381)	(38,318)	7,840

Income tax benefit (provision)	$3,170	$(2,789)	$(0)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	2001	2002

Deferred tax assets:
Net operating loss & other attributes carryforwards	$ 65,342	$ 88,290
Equity in losses of subsidiaries	1,189	1,189
Deferred bond interest	54,521	17,003
Deferred revenues	639	370
Alternative minimum tax credit carryforward	2,334	2,334
Other	2,254	8,567
Valuation allowance	(94,431)	(86,591)

Total deferred tax assets	31,848	31,162
Deferred tax liabilities:
Depreciation and amortization	31,848	31,162

Net deferred income taxes	$ 0	$ 0

At December 31, 2002 the Company had available federal net operating loss carryforwards of approximately $228,000 that expire from 2011 to 2021. The utilization of $112,000 of these loss carryforwards and $2,334 AMT carryforwards is subject to an annual limitation as a result of a change in ownership of the Company, as defined in the Internal Revenue Code. The limitation does not reduce the total amount of net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. The Company also had various state net operating loss carryforwards totaling approximately $287,000. Unless utilized, the state net operating loss carryforwards expire from 2011 to 2021. Management has recorded a total valuation allowance of $86,591 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2000, 2001, and 2002 is as follows:

	2000	2001	2002

Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	3%	3%	4%
Non taxable book gain on early extinguishment			1587%
Reduction in deferred interest on senior discount notes			(1883)%
Interest – high yield debt			(13)%
Other	(6)%	3%	(28)%

	2000	2001	2002

(Increase) decrease in valuation allowance	(28)%	(42)%	(299)%

Income tax benefit (provision)	3%	(2)%	(0)%

Investment tax credits related to telephone plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

8. EQUITY INTERESTS

CAPITAL TRANSACTIONS

During 2001, the Company issued to certain existing investors and a select group of new accredited investors in private placement transactions 37,219,562 shares of Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $111,659. In connection with the private placement, the Company amended its amended and restated certificate of incorporation to adjust the ratios at which the Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placement of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, each share of Series A preferred stock converts into 1.0371 shares of common stock and each share of Series B preferred stock converts into 1.4865 shares of common stock. In January 2001, a non-cash dividend of $36,579 was recognized in conjunction with the issuance of Series C preferred stock and the amendment of the conversion ratios of the Company’s Series A preferred stock and Series B preferred stock into common stock.

The Company has authorized 200,000,000 shares of $.01 par value common stock, 56,000,000 shares of $.01 par value Series A convertible preferred stock, 21,180,131 shares of $.01 par value Series B convertible preferred stock, 60,000,000 shares of $.01 par value Series C convertible stock, 34,000,000 shares of $.01 par value Series D convertible preferred stock, and 25,000,000 shares of $.01 par value Series E convertible preferred stock.

The holders of Series A, B, C and D preferred stock have the right to vote together with the holders of common stock, on an as-converted basis, on all matters presented to the holders of common stock. Additionally, the holders of Series A, B, C and D preferred stock, each voting as a separate class, have the right to approve certain matters, including:

•         authorizations, designations or issuances any new class or series of the Company’s securities with rights and preferences superior to, or in parity with, that series of preferred stock;

•         authorizations, designations or issuances of shares of that series of preferred stock;

•         amendments of the Company’s certificate of incorporation or bylaws in a way that materially adversely affects the holders of that series of preferred stock; or

•         voluntary dissolutions of the Company.

Further, Knology’s preferred stockholders have the right to approve certain business combinations and redemptions of Knology’s stock. Additionally, the preferred stockholders have the right to approve any amendment, modification or waiver of the terms of their respective series of preferred stock. The holders of Series E preferred stock do not have rights except with respect to amendment of the terms of the Series E preferred stock and as otherwise required by Delaware law.

In February 2000, ITC Holding distributed to its option holders options to purchase 6,258,036 shares of the Company’s Series A preferred stock and distributed to its shareholders 43,211,531 shares of the Company’s Series A preferred stock.

On February 7, 2000, the Company completed a private placement of shares of its Series B preferred stock to a small group of institutional investors and certain officers of the Company for approximately $100,600 or $4.75 per share.

On November 6, 2002, Knology received $39,000 gross cash proceeds from the issuance of 13 million shares of Series C preferred stock in a private placement to two existing investors. Also on November 6, 2002, Knology issued 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock in exchange for a portion of the old Broadband senior discount notes.

In connection with the Reorganization, the Company’s warrant holders elected to exchange the warrants to purchase shares of the preferred stock of Broadband for warrants to purchase shares of the Series A preferred stock of Knology. Broadband’s warrants were subsequently canceled.

KNOLOGY, INC. STOCK OPTION PLANS

In December 2002, the board of directors and stockholders approved the Knology, Inc. 2002 Long-Term Incentive Plan (the “2002 Plan”). This plan authorizes the issuance of up to 20 million shares of common stock pursuant to stock option awards. Effective December 31, 2002 all outstanding awards previously granted under the Broadband 1995 stock option plan (the “1995 Plan”) and the Knology 1999 Long-Term Incentive Plan (the “1999 Plan”) were cancelled. Also effective December 31, 2002, an equal number of the awards cancelled under these plans were granted, along with additional awards, under the 2002 Plan. The 1995 and 1999 plans are no longer maintained by the Company.

In November 1999, the Company had assumed the 1995 Plan. Each outstanding option to purchase stock of Broadband was converted into an option to purchase four shares of common stock of the Company at the same time the stock option plan was assumed.

Under the 1995 Plan, as adopted in December 1995 and amended in February 1998, 8,000,000 shares of Knology’s, common stock are reserved and authorized for issuance upon the exercise of the options.

In November 1999 the board of directors and stockholders approved the 1999 Plan. This plan authorizes the issuance of up to 8,000,000 shares of common stock pursuant to awards.

Upon the Reorganization, all employees of the Company became eligible to receive stock options under the 1995 Plan and 1999 Plan.

The 2002 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. All options are granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on private equity transactions and other analyses. The options expire ten years from the date of grant., with the exception of the options that were granted to replace the cancelled options. The expiration date of theses replacement options is the same as the expiration date of the related cancelled options.

KNOLOGY, INC. SERIES A PREFERRED SPIN-OFF OPTIONS

Prior to the Distribution, ITC Holding sponsored a stock option plan which provided for the granting of stock options to substantially all employees of ITC Holding and its wholly owned and majority-owned subsidiaries, including the employees of the Company’s telephone operations group. Options were generally granted at a price (established by ITC Holding’s board of directors based on equity transactions and other analyses) equal to at least 100% of the fair market value of ITC Holding’s common stock on the option grant date. Options granted generally became exercisable 40% after two years and 20% per annum for the next three years and remained exercisable for ten years after the option grant date. At February 4, 2000 (the effective date of the spin-off for option holders), employees of the Company held options outstanding for a total of 410,463 of ITC Holding’s shares at option prices ranging from $1.45 to $19.82 per share.

In connection with the spin-off, stock options outstanding under ITC Holding’s stock option plan were adjusted. Each ITC Holding option holder received 1.09153 options of Series A Preferred shares in the Company (the “Spin-off Options”). The Spin-off Options were at exercise prices that preserved the economic benefit of the ITC Holding options at the spin-off date. As a result, options for 6,258,036 shares of the Company’s Series A Preferred Stock were issued under the Spin-off Plan at exercise prices ranging from $.08 per share to $3.70 per share.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation,” which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

In 2002 the Company elected to adopt the fair value recognition of compensation cost provisions of SFAS No.123. The Company also elected to report the change in accounting principle from APB No. 25 using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure. Under the prospective method, the recognition of compensation cost is applied to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In December 2002, the Company cancelled all outstanding awards for common stock as of December 31, 2002 and granted an equal number of replacement options at the current fair market value with the same expiration date as the related canceled option. The replacement options, as well as all other awards granted and settled during 2002, were included in the calculation of compensation cost in accordance with SFAS No. 123 and SFAS No. 148. The Company recorded a non-cash stock option compensation charge of $3,266 related to the replacement and the adoption of the provisions of SFAS No. 123 and SFAS no. 148. The following represent the expected stock option compensation expense for the next five years assuming no additional grants.

2003	$1,708
2004	764
2005	444
2006	165
2007	0
Thereafter	0

$3,081

Prior to 2002, the Company accounted for Knology, Inc.’s stock option plans and the Spin-off options under APB Opinion No. 25, under which no compensation cost was recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of Knology common stock and Series A preferred stock to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions in 2000, 2001, and 2002:

	2000	2001	2002

		Common

Risk-free interest rate	6.03%-6.88%	3.35%-5.08%	2.79%
Expected dividend yield	0%	0%	0%
Expected lives	Five years	Four years	Four years
Expected volatility	92%	121%	38%

		Series A Preferred

Risk-free interest rate		4.60%-7.49%
Expected dividend yield		0%
Expected lives		Six years
Expected volatility		92%

The total fair value of options granted to employees under both plans during 2000 and 2001 was computed as approximately $3,040 and $3,388, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options.

A summary of the status of the 2002 Plan at December 31, 2002 is presented in the following table:

	COMMON SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	SERIES A PREFERRED SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE

Outstanding at December 31, 1999	6,571,044	2.71	0	0
Granted	1,146,166	4.44	0	0
Assumed at Spin-off	0	0	6,258,036	1.05
Forfeited	(1,226,665)	2.93	(137,409)	1.85
Exercised	(436,825)	2.34	(2,876,624)	.39

Outstanding at December 31, 2000	6,053,720	3.00	3,244,003	1.62
Granted	1,603,644	3.00	0	0
Forfeited	(540,408)	3.08	(138,946)	3.36
Exercised	(58,893)	2.64	(78,733)	.68

Outstanding at December 31, 2001	7,058,063	2.99	3,026,324	1.59
Granted	8,958,861	1.99	0	0
Forfeited	(7,963,655)	2.99	(68,220)	2.36
Exercised	(1,000)	2.63	(49,567)	.45

Outstanding at December 31, 2002	8,052,269	$1.87	2,908,537	$1.60

Exercisable shares as of December 31, 2002	4,438,364	$1.87	2,576,427	$1.44

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

COMMON SHARES

RANGE OF EXERCISE PRICES	OUTSTANDING AS OF 12/31/2002	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	EXERCISABLE AS OF 12/31/2002	AVERAGE EXERCISE PRICE

$0.00-$2.00	8,043,127	7.1	$1.87	4,429,972	$1.87
$2.01-$4.75	9,142	1.7	$3.28	8,392	$3.31

SERIES A PREFERRED SHARES

RANGE OF EXERCISE PRICES	OUTSTANDING AS OF 12/31/2002	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	EXERCISABLE AS OF 12/31/2002	AVERAGE EXERCISE PRICE

$0.00-$0.27	110,696	1.20	$0.25	110,696	$0.25
$0.28-$1.71	1,673,782	4.00	$0.77	1,569,434	$0.75
$1.72-$3.70	1,124,059	6.30	$2.95	896,297	$2.93

At December 31, 2002, 4,438,314 options for the Company’s common shares with a weighted average price of $1.87 per share were exercisable by employees of the Company. At December 31, 2002, 2,576,427 options for the Company’s Series A preferred shares with a weighted average price of $1.25 per share were exercisable by the employees of the Company.

9. RELATED-PARTY TRANSACTIONS

ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 2000, 2001, and 2002, the Company recorded approximately $19, $131, and $0, respectively in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third-party providers.

Certain of ITC Holding’s affiliates provide the Company with various services and/or receive services provided by the Company. These entities include InterCall, Inc., which provides conference calling services. In addition, the Company receives services from ITC/\DeltaCom, Inc., an affiliate of ITC Holding, which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes. In management’s opinion, the Company’s transactions with these affiliated entities are representative of arm’s-length transactions.

For the years ended December 31, 2000, 2001, and 2002, the Company received services from these affiliated entities in the amounts of approximately $2,567, $3,888, and $3,999, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company’s consolidated statements of operations.

The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $3,549, $1,845, and $2,467 for the years ended December 31, 2000, 2001, and 2002 respectively, and are reflected in operating revenues in the Company’s consolidated statements of operations.

Relatives of the stockholders of ITC Holding are stockholders and employees of the Company’s insurance provider. The costs charged to the Company for insurance services were approximately $1,239, $1,211, and $141 for the years ended December 31, 2000, 2001, and 2002, respectively.

10. QUARTER-BY-QUARTER COMPARISON (UNAUDITED).

Summarized quarterly financial data for the years ended December 31, 2000, 2001 and 2002 are as follows:

Quarters:	First	Second	Third	Fourth

2000
Operating revenues	$18,740	$20,254	$20,885	$22,694
Operating loss	(14,450)	(15,997)	(18,448)	(18,939)
Net loss	(21,042)	(24,063)	(27,300)	(28,491)
2001
Operating revenues	23,506	25,452	27,396	29,835
Operating (loss) income	(20,356)	(20,512)	9,030	(14,843)
Net loss	(29,975)	(30,817)	(1,565)	(28,016)
Non-cash distribution to preferred stockholders	(36,579)	0	0	0
2002
Operating revenues	32,034	34,878	36,132	38,822
Operating (loss) income	(15,917)	(15,907)	(28,208)	92,027
Cumulative effect of change in accounting principle	(1,294)	0	0	0
Net (loss) income	(27,882)	(24,258)	(37,470)	86,984

The Company has adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. In accordance with the adoption of SFAS No. 145, the Company has reclassified the extraordinary gain on extinguishment of debt, as previously reported, of $29,394 and $2,481 for the quarters ended September 30, 2001 and December 31, 2001, respectively, to operating expenses.

11. SEGMENT INFORMATION

Effective January 1998, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. Management has identified the reportable segments based on broadband services offered.

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

	Video	Telephone	Internet Services and Other	Consolidated

2000
Operating revenues	$41,821	34,943	5,809	$82,573
Cost of Services	18,433	11,962	615	31,010

Gross Margin	$23,388	22,981	5,194	$51,563

2001
Operating revenues	$48,834	$44,793	$12,562	$106,189
Cost of Services	23,206	8,270	993	32,469

Gross Margin	$25,628	$36,523	$11,569	$73,720

2002
Operating revenues	$60,752	$58,742	$22,372	$141,866
Cost of Services	29,195	10,149	1,663	41,007

Gross Margin	$31,557	$48,593	$20,709	$100,859

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Knology, Inc.

We have audited the consolidated financial statements of Knology, Inc. and subsidiaries as of and for the year ended December 31, 2002 and have issued our report thereon dated February 14, 2003 (which report expresses an unqualified opinion includes explanatory paragraphs relating to the Company’s change in its method of accounting for stock-based compensation to conform with Statement of Financial Accounting Standards No. 123, the Company’s change in its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, and the application of procedures relating to certain disclosures of financial statement amounts related to the 2001 and 2000 financial statements that were audited by other auditors who have ceased operations); such report is included elsewhere in this Form 10-K. Our audit also included the 2002 consolidated financial statement schedule of Knology, Inc., listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedules of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 7, 2002, that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole (prior to the disclosures referred to above), presented fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Atlanta, Georgia February 14, 2003

S-1

SCHEDULE II

KNOLOGY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,

	2000	2001	2002

Allowance for doubtful accounts, balance at beginning of year	$695	$748	$803
Addition charged to cost and expense	1,922	2,823	3,595
Deductions	(1,869)	(2,760)	(2,204)

Allowance for doubtful accounts, balance at end of year	$748	$811	$2,194

S-2