Form 10-Q
period 2003-03-31
KNOLOGY INC
filed 2003-05-14
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of April 30, 2003, we had 503,197 shares of common stock, 51,046,497 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, 50,219,562 shares of Series C preferred stock, 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2003

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	March 31, 2003	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Including $4,671 and $5,745 of restricted cash as of March 31, 2003 and December 31, 2002, respectively)	$35,929	$43,913
Accounts receivable, net	15,029	14,863
Affiliate receivable	73	72
Prepaid expenses and other	892	996
Total current assets	51,923	59,844

PROPERTY, PLANT AND EQUIPMENT, net	347,312	357,182

INVESTMENTS	12,580	12,580

GOODWILL	40,834	40,834

INTANGIBLE AND OTHER ASSETS, net	763	851
Total assets	$453,412	$471,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$3,469	$3,406
Accounts payable	13,340	15,729
Accrued liabilities	6,346	8,441
Unearned revenue	9,426	8,268
Total current liabilities	32,581	35,844

NONCURRENT LIABILITIES:
Notes payable	49,607	50,490
Unamortized investment tax credits	93	110
Senior notes	204,781	198,455
Total noncurrent liabilities	254,481	249,055
Total liabilities	287,062	284,899

WARRANTS	1,861	1,861

COMMITMENTS AND CONTINGENGIES	0	0

STOCKHOLDERS’ EQUITY:
Convertible preferred stock	1,548	1,548
Common stock	5	5
Additional paid-in capital	493,473	493,046
Accumulated deficit	(330,537)	(310,068)
Total stockholders’ equity	164,489	184,531

Total liabilities and stockholders’ equity	$453,412	$471,291

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2003	2002

OPERATING REVENUES	$40,687	$32,034

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	34,329	28,498
Depreciation and amortization	19,420	18,601
Asset Impairment	0	852
Non-cash stock option compensation	427	0
Litigation fees	199	0
Total operating expenses	54,375	47,951

OPERATING LOSS	(13,688)	(15,917)

OTHER INCOME (EXPENSE):
Interest income	113	129
Interest expense	(6,980)	(10,815)
Other income (expense), net	86	24
Total other income and expense	(6,781)	(10,662)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(20,469)	(26,579)
INCOME TAX PROVISION	0	(9)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(20,469)	(26,588)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	(1,294)

NET LOSS	$(20,469)	$(27,882)

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,469)	$(27,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,420	18,601
Non-cash stock options compensation	427	0
Asset impairment	0	852
Accretion of discounted debt	0	10,117
Non-cash bond interest expense	6,326	0
Provision for bad debt	1,166	664
Loss (gain) on disposition of assets	2	(12)
Cumulative effect of change in accounting principle - Goodwill impairment	0	1,294
Changes in operating assets and liabilities:
Accounts receivable	(1,321)	(1,511)
Accounts receivable - affiliate	0	528
Prepaid expenses and other	79	(297)
Accounts payable	(2,401)	(2,523)
Accrued liabilities	(2,095)	(3,191)
Unearned revenue	1,159	924
Total adjustments	22,762	25,446
Net cash provided by (used in) operating activities	2,293	(2,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of retirements	(9,411)	(10,060)
Intangible cost expenditures	(48)	(56)
Proceeds from sale of assets	1	87
Net cash used in investing activities	(9,458)	(10,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(819)	0
Proceeds from exercised stock options	0	2
Net cash (used in) provided by financing activities	(819)	2

NET DECREASE IN CASH	(7,984)	(12,463)

CASH AT BEGINNING OF PERIOD	43,913	38,074
CASH AT END OF PERIOD	$35,929	$25,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$607	$331

Cash received during the period for income taxes	$0	$456

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. (including its predecessors, “Knology” or the “Company”) offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service and broadband carrier services, using advanced interactive broadband networks. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina; and Knoxville, Tennessee. We also provide local telephone services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. Subject to the availability of additional funding, we plan to expand to additional mid-to-large-sized cities in the southeastern United States.

2.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003, or any other interim period.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Effective December 31, 2002, the Company has adopted SFAS No. 145.

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

In November 2002, FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee.  Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provision of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  Since the Company is continuing to account for the options for Series A preferred stock according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income (loss) in annual and interim financial statements.

4.             GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on January 1, 2002. The Company performs a goodwill impairment test in accordance with SFAS No. 142 annually on January 1.  The Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle.  There was no impairment identified as a result of the January 1, 2003 impairment test.

Intangible assets as of March 31, 2003 and December 31, 2002 respectively, were as follows:

March 31, 2003

December 31, 2002

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Thousands of Dollars)
Intangible assets subject to amortization	$1,753	$990	$763	$1,727	$876	$851

Goodwill			$40,834			$40,834

Total intangible assets			$41,597			$41,685

There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization expense related to intangible assets was $114 and $197 for the three months ended March 31, 2003 and 2002, respectively.

5.             STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002 the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied.

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Net loss – as reported	$(20,469)	$(27,882)
Total stock-based employee compensation cost, net of related tax effects included in the determination of net income as reported	427	0
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(432)	(825)
Pro forma net loss	$(20,474)	$(28,707)

6.                                      COMMITMENTS AND CONTINGENCIES

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Video	$17,177	$14,150
Voice	16,564	13,330
Data and other	6,946	4,554
Consolidated revenues	$40,687	$32,034

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2003, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Background

Knology, Inc. was formed in September 1998 to enable ITC Holding Company, Inc. to complete a reorganization of some of its subsidiaries, including Knology Broadband, Inc. or Broadband.

On November 6, 2002, Knology and Broadband completed a financial restructuring, pursuant to which the following transactions became effective:

•                                          Knology received $39.0 million gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to two existing investors.  The proceeds were used to pay transaction expenses of approximately $1.7 million and will be used for general corporate purposes.

•                                          $379.9 million aggregate principal amount at maturity of Broadband 11 7/8% senior discount notes due 2007 were exchanged for $193.5 million of new Knology 12% senior notes due 2009, 10,618,352 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock.

•                                          the $15.5 million, 4-year senior secured credit facility by and among Wachovia Bank, National Association, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated;

•                                          the $40.0 million 10-year senior, secured credit facility by and among CoBank, ACB, as lender and Valley Telephone, Globe Telecommunications, Inc. and Interstate Telephone Company, as borrowers, was amended

•                                          $64.2 million aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone Co., Inc. were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility;

•                                          $15.3 million owed to Knology by Broadband under two intercompany loan facilities were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility; and

•                                          the Knology Stockholders Agreement was amended to provide the holders of Broadband discount notes who received new Knology preferred stock in the restructuring with registration rights and co-sale rights, as well to provide holders of the Series D preferred stock the right to nominate a director to be elected to Knology’s board of directors.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that the following may involve a higher degree of judgment and complexity.

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

•                       The fee is fixed and determinable; and,

•                       Collectibility is reasonably assured.

In regard to the first and second bullet points, we believe that persuasive evidence of an arrangement and delivery has occurred upon installation.

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

We generate recurring revenues for our broadband offerings of video, voice and data and other services. Revenues generated from these services primarily consist of a fixed monthly fee for access to cable programming, local phone services, enhanced phone services and access to the internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided and advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

Allowance for Doubtful Accounts. We use estimates to determine our allowance for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable. In determining these percentages, we look at historical write-offs of our receivables.

Valuation of Long-Lived and Intangible Assets and Goodwill.  We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS No. 144.  Factors we consider important and that could trigger an impairment review include the following:

•                       Significant underperformance of our assets relative to historical or projected future operating results;

•                       Significant changes in the manner in which we use our asset or in our overall business strategy; and,

•                       Significant negative industry or economic trends.

We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test annually on January 1 in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, we recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.  There was no impairment identified as of January 1, 2003.

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

The foregoing list in not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this quarterly report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

Revenues and Expenses

We can group our revenues into the following categories:

•                       Video revenues.  Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for Video on Demand (VOD) and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 44.2% and 42.2% of our consolidated revenues for the three months ended March 31, 2002 and 2003, respectively. In providing video services we currently compete with Comcast, Time Warner Cable, Mediacom and Charter. We also compete with satellite television providers DirecTV and Echostar. Our other competitors include other cable television providers; broadcast television stations; and other satellite television companies. We expect in the future to compete with telephone companies providing cable television service within their service areas and with wireless cable companies.

•                       Voice revenues.  Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 41.6% and 40.7% of our consolidated revenues for the three months ended March 31, 2002 and 2003, respectively. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long distance providers in each of our markets. BellSouth is the incumbent local and long distance phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T, WorldCom, BellSouth and Sprint.

•                       Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 14.2% and 17.1% of our consolidated revenues for the three months ended March 31, 2002 and 2003, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors, traditional dial up providers in particular, have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

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

Cost of services include:

•                       Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 47.7% and 47.9% for the three months ended March 31, 2002 and 2003, respectively. Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

•                       Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 18.4% and 17.7% for the three months ended March 31, 2002 and 2003, respectively.

•                       Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 7.2% and 5.8% for the months ended March 31, 2002 and 2003, respectively.

We expect the growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

Selling, operations and administrative expenses include:

•                       Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

•                       Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design, maintenance monitoring and maintenance.

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

Connections

The following table sets forth the number of connections and marketable homes passed as of March 31, 2003 and 2002. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of revenue-generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

	As of March 31,
	2003	2002
Connections:(1)
Video	132,385	122,823
Voice:
On-net	113,899	89,747
Off-net	5,268	6,254
Data	55,000	37,829

Total connections	306,552	256,653

Marketable homes passed(2)	439,025	425,197

(1) All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes and 26,018 and 23,733 lines as of March 31, 2003 and 2002, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2) Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks and listed in our records database other than those we believe are covered by exclusive arrangements with other providers of competing services.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Operating revenues:
Video	42%	44%
Voice	41	42
Data	17	14

Total	100	100
Cost of Service:
Video	20	21
Voice	7	8
Data	1	1

Total	28	30
Margin
Video	22	23
Voice	34	34
Data	16	13

Total	72	70
Operating expenses:
Selling, operating and administrative	56	59
Depreciation and amortization	48	58
Non-cash stock option compensation	0	0
Litigation fees	1	0

Total	105	117

Operating loss	(33)	(47)
Other income and (expense)	(17)	(36)

Loss before income taxes and cumulative effect of change in accounting principle	(50)	(83)

Income tax benefit (provision)	0	0

Cumulative effect of change in accounting principle	0	(4)

Net loss	(50)	(87)

Revenues.    Operating revenues increased 27.0% from $32.0 million for the three months ended March 31, 2002, to $40.7 million for the three months ended March 31, 2003.  Operating revenues from video services increased 21.4% from $14.1 million for the three months ended March 31, 2002 to $17.2 million for the same period in 2003.  Operating revenues from voice services increased 24.3% from $13.3 million for the three months ended March 31, 2002 to $16.6 million for the same period in 2003. Operating revenue from data and other services increased 52.5% from $4.6 million for the three months ended March 31, 2002 to $6.9 million for the same period in 2003, $6.7 million of which were revenues from data services.

The increased revenues for video, voice and data and other services are primarily due to rate increases and an increase in the number of connections, from 256,653 as of March 31, 2002 to 306,283 as of March 31, 2003.  The additional connections resulted primarily from:

•      New plans specifically marketed to increase sales from existing customers.  Penetration increased 9.4% from 60.4% at March 31, 2002 to 69.8% at March 31, 2003.

•      Sales of voice and data services accounted for approximately 80% of the additional connections added from March 31, 2002 through March 31, 2003.  We gained these connection by offering more competive plans with the focus on bundling customers.  In addition, we launched the new “IntroNet” product in March, 2002, which is exclusively available to bundle customers.

•      The continued construction of the broadband network in the Knoxville market.

We expect the growth in the number of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, we believe that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

Cost of Services.    Cost of services increased 21.3% from $9.5 million for the three months ended March 31, 2002, to $11.5 million for the three months ended March 31, 2003.  Cost of services for video services increased 21.9% from $6.7 million for the three months ended March 31, 2002, to $8.2 million for the same period in 2003.  Cost of services for voice services increased 19.4% from $2.5 million for the three months ended March 31, 2002, to $2.9 million for the same period in 2003.  Cost of services for data and other services increased 24.1% from $327,000 for the three months ended March 31, 2002, to $405,000 for the same period in 2003. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

Operating Margins.    Margins increased 29.4% from $22.5 million for the three months ended March 31, 2002, to $29.1 million for the three months ended March 31, 2003.  Margins for video services increased 20.9% from $7.4 million for the three months ended March 31, 2002, to $9.0 million for the same period in 2003.  Margins for voice services increased 25.4% from $10.9 million for the three months ended March 31, 2002, to $13.6 million for the same period in 2003.  Margins for data and other services increased 54.7% from $4.2 million for the three months ended March 31, 2002, to $6.5 million for the same period in 2003.

Operating Expenses.    Operating expenses, excluding depreciation and amortization, increased 20.0% from $19.0 million for the three months ended March 31, 2002, to $22.8 million for the three months ended March 31, 2003.  The increase in our operating expenses is consistent with the growth in revenues and connections, and is a result of the continued expansion of our operations.  Selling, operations and administrative expenses will increase operating expenses as we expand our markets.

Depreciation and amortization increased from $18.6 million for the three months ended March 31, 2002, to $19.4 million for the three months ended March 31, 2003. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks.  We have ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

We recognized $852,000 in asset impairment for the three months ended March 31, 2002.  We adopted SFAS No. 123 and recorded a non-cash stock option compensation expense of $427,000 for the three months ended March 31, 2003.  We expensed $199,000 for the three months ended March 31, 2003 in litigation fees arising from a federal court action against Insight Communications Company, Inc.

Other Income and Expense, Including Interest Income and Interest Expense.    Our total other expense decreased from $11.5 million for the three months ended March 31, 2002 to $6.8 million for the three months ended March 31, 2003.  Interest income was $129,000 for the three months ended March 31, 2002, compared to $113,000 for the same period in 2003.  The decrease in interest income primarily reflects the lower average cash balances in interest bearing accounts for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  Interest expense decreased from $10.8 million for the three months ended March 31, 2002, to $7.0 million for the three months ended March 31, 2003.  The interest expense is principally the in-kind interest on the new Knology notes.  We expect interest expense in 2003 to be significantly lower than in prior years as a result of our financial restructuring.  Although the interest rate payable on the new Knology notes is comparable to the rate payable on the canceled Broadband notes, the aggregate amount of the notes outstanding is substantially lower.  Other income/expenses, net increased from income of $24,000 for the three months ended March 31, 2002 to income of $86,000 for the three months ended March 31, 2003.

Income Tax Provision.    We recorded a tax provision of $9,000 for the three months ended March 31, 2002, compared to no income tax provision for the same period in 2003, representing a state tax provision related to the telephone operations group subsidiaries.

Loss Before Cumulative Effect of Change in Accounting Principle. We incurred a loss before cumulative effect of change in accounting principle of $26.6 million for the three months ended March 31, 2002, compared to income before cumulative effect of change in accounting principle of $20.5 million for the three months ended March 31, 2003.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002. We performed a goodwill impairment test in accordance with SFAS 142 and based on the results of this test we recorded an impairment loss of $1.3 million for the three months ended March 31, 2002.

Net Loss.   We incurred a net loss of $27.9 million for the three months ended March 31, 2002, compared to a net loss of $20.5 million for the three months ended March 31, 2003.  We expect net losses to continue.

Liquidity and Capital Resources

As of March 31, 2003, we had net working capital of $19.3 million, compared to net working capital of $24.0 million as of December 31, 2002.  The change in working capital from December 31, 2002, to March  31, 2003, is primarily due to a decrease in cash and an increase in unearned revenue partially offset by a decrease in accrued liabilities and accounts payable.

Net cash used by operations totaled $2.4 million and operations provided net cash of $2.3 million for the three months ended March 31, 2002 and 2003, respectively.  The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•                       depreciation and amortization;

•                       non-cash stock options compensation;

•                       non-cash bond interest expense;

•                       cumulative effect of change in accounting principle;

•                       deferred income taxes; and

•                       loss on disposition of assets.

Net cash used for investing activities was $10.0 million and $9.5 million for the three months ended March 31, 2002 and 2003, respectively. Our investing activities for the three months ended March 31, 2002, consisted of $10.1 million of capital expenditures and $56,000 of franchise expenditures partially offset by $87,000 in proceeds from the sale of assets.  Investing activities for the three months ended March 31, 2003, consisted of $9.4 million of capital expenditures and $48,000 of franchise expenditures.

Net cash provided by financing activities was $2,000 and financing activities used $819,000 for the three months ended March 31, 2002 and 2003, respectively.  Financing activities for the three months ended March 31, 2002, consisted of $2,000 of proceeds from exercised stock options.  Financing activities for the three months ended March 31, 2003, consisted of $819,000 of principal payments on debt.

Funding to Date

Knology has raised equity capital and borrowed money to finance a significant portion of its operating, investing and financing activities in the development of its business.

Debt Financings. On October 22, 1997, Broadband received net proceeds of $242.4 million from the offering of units consisting of the Broadband discount notes and warrants to purchase Broadband preferred stock. The Broadband discount notes were sold at a substantial discount from their principal amount at maturity, and there was no payment of cash interest on the Broadband discount notes scheduled prior to April 15, 2003. The Broadband discount notes outstanding (excluding those held by Valley Telephone) fully accreted to a face value of $379.9 million on October 15, 2002. From and after October 15, 2002, the Broadband discount notes bore interest, which would have been payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. In November 1999, Knology completed an exchange in which Knology received the Broadband warrants, issued in connection with the Broadband discount notes in 1997, in exchange for warrants to purchase shares of Knology Series A preferred stock.

In September 2001, Knology’s subsidiary, Valley Telephone, repurchased Broadband discount notes with a face amount of $58.5 million and a carrying amount of $50.5 million as of the repurchase date for approximately $20.3 million in cash. The transaction resulted in a gain of $29.4 million, consisting of a gain of $30.2 million due to the discount, offset by the write-off of $0.8 million in issue costs associated with the original issuance of the Broadband discount notes in October 1997. In October 2001, Valley Telephone repurchased Broadband discount notes with a face amount of $5.7 million for approximately $2.5 million in cash. Valley Telephone used funds borrowed by its telephone operations group under the CoBank credit facility to purchase the Broadband discount notes.  In total, Valley Telephone used approximately $22.8 million in cash to repurchase $64.2 million aggregate principal amount, at maturity, of Broadband discount notes during 2002.

On November 6, 2002, Knology and Broadband completed the financial restructuring pursuant to a prepackaged plan of reorganization. Under the plan, $379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes, 10,618,352 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock.  The $64.2 million of Broadband discount notes held by Valley Telephone were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

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

•                       sell assets; and

•                       engage in mergers and acquisitions.

The Wachovia credit facility also includes covenants requiring compliance with operating and financial ratios on a consolidated basis, including total leverage ratio and debt service coverage ratio. Broadband is currently in compliance with these covenants. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the Wachovia credit facility could be payable to the lender on demand. A change of control of Broadband, as defined in the Wachovia credit facility, would constitute a default under the covenants. The Wachovia credit facility allows Knology to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006.

The maximum amount available under the Wachovia credit facility as of March 31, 2003, was approximately $15.5 million. As of March 31, 2003, approximately $15.5 million had been drawn against the facility.

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

On June 29, 2001, Knology through its wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley Telephone, entered into the credit facility with CoBank, a $40 million, 10-year, secured master loan agreement. The CoBank credit facility, as amended pursuant to the restructuring, allows the borrowers to make one or more advances in an amount not to exceed $38 million. The loan proceeds may be used to finance capital expenditures, working capital and for general corporate purposes of the borrowers. Interest is payable quarterly and will accrue, at Knology’s option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.50% to 3.00% based on the leverage ratio of the borrowers. The  amended CoBank credit facility contains a number of covenants that restrict the ability of the borrowers to take many actions, including the ability to:

•                       incur indebtedness;

•                       create liens;

•                       merge or consolidate with any other entity;

•                       make distributions or stock repurchases;

•                       make investments;

•                       engage in transactions with affiliates; and

•                       sell or transfer assets.

The CoBank credit facility also includes covenants requiring compliance with certain operating and financial ratios of the borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. The borrowers are currently in compliance with these covenants, but there can be no assurances that the borrowers will remain in compliance. Should the borrowers not be in compliance with the covenants, the borrowers would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under the CoBank credit facility could be payable on demand.

As of March 31, 2003, Knology had $37.1 million outstanding under the CoBank credit facility.

On January 1, 2002, Knology extended to Broadband a $34.5 million subordinated intercompany loan facility. The intercompany loan facility was guaranteed by the subsidiaries of Broadband and secured by a second-priority lien and security interest in substantially all of the assets of Broadband and its subsidiaries. The intercompany loan facility was subordinated to the Wachovia credit facility.  As a part of the restructuring, all indebtedness and obligations owing by Broadband to Knology, including all principal of, and accrued and unpaid interest on, the intercompany loan facility and the unsecured note, was discharged and extinguished in full in exchange for a limited guaranty by Broadband of the CoBank credit facility.

Equity Financings .    In connection with Knology’s spin-off from ITC Holding in February 2000, Knology entered into an agreement with ITC Holding in which Knology agreed to covenants that restricted its ability to issue additional shares of capital stock. In connection with its private placement of 31,166,667 shares of its Series C preferred stock in January, 2001, ITC Holding agreed to release Knology from these covenants pursuant to the agreement. Accordingly, Knology is no longer restrained by the ITC Holding agreement with respect to the issuance of additional shares of capital stock.

In February 2000, Knology issued to accredited investors in a private placement 21,180,131 shares of its Series B preferred stock at a purchase price of $4.75 per share, for aggregate proceeds of $100.6 million.

On January 12, 2001, Knology issued to a group of accredited investors in a private placement 31,166,667 shares of its Series C preferred stock at a purchase price of $3.00 per share, for aggregate proceeds of $93.5 million. On March 30, 2001, Knology completed another private placement of 1,885,996 shares of Series C preferred stock to a group of accredited investors for approximately $5.7 million. On April 13, 2001, Knology completed another private placement of 2,621,930 shares of Series C preferred stock to a group of accredited investors for approximately $7.9 million. On June 29, 2001, Knology completed another private placement of 1,544,970 shares of Series C preferred stock to a group of accredited investors for approximately $4.6 million. In connection with the completion of these private placements, Knology amended its amended and restated certificate of incorporation to adjust the ratios at which Series A preferred stock and Series B preferred stock convert into common stock. Prior to the completion of the private placements of Series C preferred stock, both the shares of Series A preferred stock and shares of Series B preferred stock converted into shares of common stock on a one-to-one basis. As amended, the conversion ratio for each share of Series A preferred stock was adjusted to one-to-1.0371 and the conversion ratio for each share of Series B preferred stock was adjusted to one-to-1.4865, subject to further customary anti-dilution adjustments. With respect to the amendment of the conversion prices of the Series A preferred stock and Series B preferred stock, Knology recognized a non-cash dividend in the approximate amount of $36.6 million in the first quarter of 2001.

On November 6, 2002, Knology received $39.0 million gross cash proceeds from the issuance of 13 million shares of

Series C preferred stock in a private placement to two existing investors. Also on November 6, 2002, Knology issued 10,618,352 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock in exchange for a portion of the old Broadband discount notes and issued 66,399 shares of Series D preferred stock in payment to the financial advisor to the former holders of the Broadband discount notes.

Future Funding

In 2003 Knology expects to spend approximately $40.0 million for capital expenditures, of which $14.1 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems. Knology has sufficient cash to cover its planned operating expenses and capital expenditures during 2003.  If Knology decides to build additional or new broadband network, this would require additional funding for the capital expenditures necessary to finance the construction and purchase of subscriber equipment.

Based on the $39.0 million cash infusion and the reduction of, and the delay in, principal and interest payments as described under “Funding to Date,” Knology believes that the restructuring transactions have resulted in a fully funded business plan. Further, Knology should be able to meet its obligations and operate as a going concern through 2003.

Following are the cash obligations for maturities of long-term debt for each of the next five years as of March 31, 2003:

In millions
2003	$3.9
2004	23.3
2005	42.1
2006	39.1
2007	33.8
Thereafter	260.0
Total maturities of long-term debt	$402.2

Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2003 are as follows:

In millions
2003	$1.2
2004	1.3
2005	1.3
2006	1.1
2007	0.7
Thereafter	2.4
Total minimum lease payments	$8.0

Knology has received franchises to build networks in Nashville, Tennessee and Louisville, Kentucky, although its franchise in Louisville is currently being contested by the incumbent cable provider. Knology spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Nashville and Louisville. Among the covenants included in the indenture governing the new Knology notes is a covenant limiting the ability of Knology to fund expansion into new markets, including Nashville and Louisville, from operating cash flows or new borrowings. Knology does not intend to expand into Nashville, Louisville or other markets until the required funding is available.  Knology estimates the cost of constructing networks and funding initial subscriber equipment in these new cities as well as others at approximately $750 to $1,000 per home. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, population density, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment Knology pays for or finances, utility requirements and other factors.

Knology has entered into contracts with various entities to provide programming to be aired on Knology’s networks. We pay a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. We estimate that we will pay approximately $34.7 million in programming fees under these contracts during 2003.

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

ITEM 4. CONTROL AND PROCEDURES

Within 90 days prior to the date of this report, Knology carried out an evaluation, under the supervision and with the participation of Knology’s management, including Knology’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Knology’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

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

2.1

Joint Plan of Reorganization of Knology Broadband, Inc. filed with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, by Knology, Inc. and Knology Broadband, Inc., on September 18, 2002, confirmed on October 22, 2002 and effective on November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

99.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

99.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

(B)   REPORTS ON FORM 8-K

On March 20, 2003, Knology filed a Current Report on Form 8-K, a press release announcing its 2002 fourth quarter and year-end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

May 14, 2003	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

May 14, 2003	By:	/s/ Robert K. Mills
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

May 14, 2003	/s/ Rodger L. Johnson
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

May 14, 2003	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer