Form 10-Q
period 2003-06-30
KNOLOGY INC
filed 2003-08-13
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes ☐     No ☒

As of July 31, 2003, we had 508,179 shares of common stock, 51,165,894 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, 50,219,561 shares of Series C preferred stock, 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2003

ITEM 1.  FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	June 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Including $9,914 and $5,745 of restricted cash as of June 30, 2003 and December 31, 2002, respectively)	$33,934	$43,913
Accounts receivable, net (Allowance for doubtful accounts was $1,813 and $2,194 at June 30, 2003 and December 31, 2002, respectively)	14,973	14,863
Affiliate receivable	42	72
Prepaid expenses and other	1,361	996
Total current assets	50,310	59,844

PROPERTY, PLANT AND EQUIPMENT, net	336,605	357,182

INVESTMENTS	12,580	12,580

GOODWILL	40,834	40,834

INTANGIBLE AND OTHER ASSETS, net	654	851
Total assets	$440,983	$471,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$3,533	$3,406
Accounts payable	12,203	15,729
Accrued liabilities	8,034	8,441
Unearned revenue	9,627	8,268
Total current liabilities	33,397	35,844

NONCURRENT LIABILITIES:
Notes payable	48,708	50,490
Unamortized investment tax credits	75	110
Senior notes	211,450	198,455
Total noncurrent liabilities	260,233	249,055
Total liabilities	293,630	284,899

WARRANTS	1,861	1,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible preferred stock	1,549	1,548
Common stock	5	5
Additional paid-in capital	493,924	493,046
Accumulated deficit	(349,986)	(310,068)
Total stockholders’ equity	145,492	184,531

Total liabilities and stockholders’ equity	$440,983	$471,291

See notes to condensed cosolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

OPERATING REVENUES	$42,869	$34,878	$83,556	$66,912

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	34,226	30,181	68,555	58,679
Depreciation and amortization	19,933	20,604	39,353	39,205
Reorganization professional fees	43	0	43	0
Asset Impairment	0	0	0	852
Non-cash stock option compensation	478	0	905	0
Litigation fees	411	0	611	0
	55,091	50,785	109,467	98,736

OPERATING LOSS	(12,222)	(15,907)	(25,911)	(31,824)

OTHER INCOME (EXPENSE):
Interest income	96	82	210	211
Interest expense	(7,324)	(11,073)	(14,304)	(21,888)
Gain on adjustment of warrants to market	0	2,865	0	2,865
Other (expense) income, net	0	(115)	86	(91)
	(7,228)	(8,241)	(14,008)	(18,903)

LOSS BEFORE INCOME TAXES AND CUMULATIVEEFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(19,450)	(24,148)	(39,919)	(50,727)
INCOME TAX PROVISION	0	(110)	0	(119)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(19,450)	(24,258)	(39,919)	(50,846)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	0	0	(1,294)

NET LOSS	$(19,450)	$(24,258)	$(39,919)	$(52,140)

See notes to condensed cosolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,919)	$(52,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,353	39,205
Non-cash stock option compensation	905	0
Asset Impairment	0	852
Write off of investment	0	45
Gain on adjustment of warrants to market	0	(2,865)
Accretion of discounted debt	0	20,496
Non-cash bond interest expense	12,995	0
Provision for bad debt	2,270	1,512
Loss on disposition of assets	4	6
Cumulative effect of change in accounting principle - Goodwill impairment	0	1,294
Changes in operating assets and liabilities:
Accounts receivable	(2,345)	(3,300)
Accounts receivable - affiliate	0	516
Prepaid expenses and other	(363)	(1,724)
Accounts payable	(3,531)	3,574
Accrued liabilities	(407)	(445)
Unearned revenue	1,359	1,096
Total adjustments	50,240	60,262
Net cash provided by operating activities	10,321	8,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,605)	(23,246)
Expenditures for intangible assets	(76)	(312)
Proceeds from sale of assets	60	236
Net cash used in investing activities	(18,621)	(23,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,654)	0
Expenditures related to reorganization equity	(34)	0
Proceeds from exercised stock options	9	3
Net cash (used in) provided by financing activities	(1,679)	3

NET DECREASE IN CASH	(9,979)	(15,197)
CASH AT BEGINNING OF PERIOD	43,913	38,074
CASH AT END OF PERIOD	$33,934	$22,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,272	$1,037
Cash received during the period for income taxes	$—	$346

See notes to condensed cosolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

2.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

3.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Effective December 31, 2002, the Company has adopted SFAS No. 145 with no material impact to its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The company has adopted SFAS No. 146 with no material impact to our financial position and results of operations.

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

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Net loss - as reported	$(39,919)	$(52,140)
Total stock-based employee compensation cost, net of related tax effects included in the determination of net income as reported	905	0
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determinationof net income if the fair value based method had been applied to all awards	(915)	(1,649)
Pro forma net loss	$(39,929)	$(53,789)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting and reporting for derivative instruments, including certain derivatives imbedded in other contracts and for hedging activities as defined under FASB statement No. 133 and FIN No. 45.  SFAS No. 149 is effective for contracts entered into after June 30, 2003.  We do not expect the SFAS No. 149 to have a material impact on our financial position or statement of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances.  SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. We do not expect the SFAS No. 150 to have a material impact on our financial position, but will require the company to reclassify the warrants to non-current liabilities.

4.                                      CASH

As of June 30, 2003, the Company has $9,914 of cash that is restricted in use. Of this amount, $8,924 is held at the telephone operations group and is restricted for use by these entities. Also, the Company has pledged $990 of cash as collateral for amounts potentially payable under certain surety bond agreements.

5.                                      GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on January 1, 2002. The Company performs a goodwill impairment test in accordance with SFAS No. 142 annually on January 1.  The Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle.  There was no impairment identified as a result of the January 1, 2003 impairment test.

Intangible assets as of June 30, 2003 and December 31, 2002, respectively, were as follows:

	JUNE 30, 2003			DECEMBER 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In Thousands)
Intangible assets subject to amortization	$1,276	$622	$654	$1,727	$876	$851

Goodwill	0	0	40,834	0	0	40,834

Total intangible assets			$41,488			$41,685

There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization expense related to intangible assets was $213 and $407 for the six months ended June 30, 2003 and 2002, respectively.

6.                                      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc. a cable television franchise.  Insight filed a complaint against the City of Louisville in state court claiming that Knology’s franchise was more favorable than Insight’s franchise.  Insight’s complaint suspended Knology’s franchise until there is a final, nonappealable order in Insight’s state court case.  In April 2001 the City of Louisville moved for summary judgment in state court against Insight.  In March 2002, the state court ruled that Insight’s complaint had no merit and the state court granted the City’s motion to dismiss Insight’s complaint.  Insight appealed the state court’s order dismissing their complaint and in June 2003 the state court of appeals upheld the lower court ruling.  Insight sought discretionary review of the court of appeals ruling by the Kentucky Supreme Court and that request is pending.

In November 2000, Knology filed a federal court action against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of Knology’s franchise.  In March 2001, the federal court issued an Order granting Knology’s motion for preliminary injunctive relief and denying Insight’s motion to dismiss.  In June 2003 the federal court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Video	$17,987	$15,170	35,164	$29,320
Voice	17,330	14,288	33,895	27,618
Data and other	7,552	5,420	14,497	9,974
Consolidated revenues	$42,869	$34,878	$83,556	$66,912

8.                                      SUBSEQUENT EVENTS

On July 16, 2003, the Company, in association with GLA New Ventures, LLC, entered into a definitive agreement to purchase certain assets from Verizon Media Ventures, Inc. for $15.0 million cash, subject to certain closing adjustments.  The acquisition includes broadband assets located in Pinellas County, Florida, and cable assets located in the city of Cerritos, California. These two markets will add approximately 291,000 marketable passings to the existing eight markets comprising the Knology footprint, as well as add approximately 64,000 video connections and 11,000 data connections.  The acquisition is subject to customary closing conditions including regulatory approval.  The closing is expected to occur by the end of the year.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2003, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Background

Knology, Inc. was formed in September 1998 to enable ITC Holding Company, Inc. to complete a reorganization of some of its subsidiaries, including Knology Broadband, Inc. or Broadband.

On November 6, 2002, Knology and Broadband completed a financial restructuring, pursuant to which the following transactions became effective:

•                                          Knology received $39.0 million gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to two existing investors.  The proceeds were used to pay transaction expenses of approximately $1.7 million and will be used for general corporate purposes;

•                                          $379.9 million aggregate principal amount at maturity of Broadband 11 7/8% senior discount notes due 2007 were exchanged for $193.5 million of new Knology 12% senior notes due 2009, 10,618,352 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock;

•                                          the $15.5 million, 4-year senior secured credit facility by and among Wachovia Bank, National Association, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated;

•                                          the $40.0 million 10-year senior, secured credit facility by and among CoBank, ACB, as lender and Valley Telephone, Globe Telecommunications, Inc. and Interstate Telephone Company, as borrowers, was amended;

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

•                  the fee is fixed and determinable; and

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

•                  significant changes in the manner in which we use our asset or in our overall business strategy; and

•                  significant negative industry or economic trends.

We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test annually on January 1, since adoption, in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, we recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.  There was no impairment identified as of January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 required that the extraordinary gain on extinguishment of debt of $31.9 million be reclassified to operating expenses. Excluding the reclassification, the adoption of SFAS No. 145 did not have a material impact on our financial position and results of operations.

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

In November 2002, FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee.  Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provision of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting and reporting for derivative instruments, including certain derivatives imbedded in other contracts and for hedging activities as defined under FASB statement No. 133 and FIN No. 45.  SFAS No. 149 is effective for contracts entered into after June 30, 2003.  We do not expect the SFAS No. 149 to have a material impact on our financial position or statement of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances.  SFAS No. 150 is effective for the first interim period beginning after June 15, 2003.  We do not expect the SFAS No. 150 to have a material impact on our financial position.

Revenues and Expenses

We can group our revenues into the following categories:

•                        Video revenues.  Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for Video on Demand (VOD) and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 42.0% and 42.1% of our consolidated revenues for the three and six months ended June 30, 2003 compared to 43.5% and 43.8% for the three and six months ended June 30, 2002. In providing video services we currently compete with Comcast, Time Warner Cable, Mediacom and Charter. We also compete with satellite television providers DirecTV and Echostar; other cable television providers; and broadcast television stations. We expect in the future to compete with telephone companies providing cable television service within their service areas and with wireless cable companies.

•                        Voice revenues.  Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 40.4% and 40.6% of our consolidated revenues for the three and six months ended June 30, 2003 compared to 41.0% and 41.3% for the three and six months ended June 30, 2002. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various wireless long distance providers in each of our markets. BellSouth is the incumbent local and long distance phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T, WorldCom, BellSouth and Sprint.

•                        Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 17.6% and 17.3% of our consolidated revenues for the three and six months ended June 30, 2003 compared to 15.5% and 14.9% for the three and six months ended June 30, 2002. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors, traditional dial-up providers in particular, have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

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

Cost of services include:

•                        Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 44.5% and 46.2% for the three and six months ended June 30, 2003 compared to the 47.1% and 47.4% for the three and six months ended June 30, 2002.  The decrease in programming costs as a percentage of revenue for the three and six months ended June 30, 2003 resulted from price increases for our video products in 2003 in excess of cost increases.  Programming costs are our largest single cost and we expect this to continue. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

•                        Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 16.3% and 17.0% for the three and six months ended June 30, 2003 compared to 17.5% and 17.9% for the three and six months ended June 30, 2002.  The decrease in voice cost of services as a percentage of revenue for the three and six months ended June 30, 2003 resulted from price increases for our voice products in 2003 and the grooming of our network for increased capacity at reduced costs.

•                        Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 5.8% and 5.8% for the three and six months ended June 30, 2003 compared to 9.8% and 8.6% for the three and six months ended June 30, 2002.  The decrease in data cost of services as a percentage of revenue for the three and six months ended June 30, 2003 resulted from price increases for our data products in 2003 and the grooming of our network for increased capacity at reduced costs.

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

Connections

The following table sets forth the number of connections and marketable homes passed as of June 30, 2003 and 2002. The information provided in the table reflects revenue-generating connections. Because we deliver multiple services to our customers, we report the total number of revenue-generating service connections for video, voice and data rather than the total number of customers. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections.

	AS OF JUNE 30,
	2003	2002
Connections:(1)
Video	132,163	124,707
Voice:
On-net	115,268	94,969
Off-net	5,332	5,895
Data	58,031	41,464

Total connections	310,794	267,035

Marketable homes passed(2)	443,159	429,399

(1) All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 25,371 and 23,899 lines as of June 30, 2003 and 2002, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2) Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks and listed in our records database other than those we believe are covered by exclusive arrangements with other providers of competing services.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2003 and 2002.

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Operating revenues:
Video	42%	44%
Voice	41	41
Data	17	15
Total	100	100
Cost of Service:
Video	19	21
Voice	7	8
Data	1	1
Total	27	30
Margin
Video	23	23
Voice	34	33
Data	16	14
Total	73	70
Operating expenses:
Selling, operating and administrative	55	58
Depreciation and amortization	47	59
Reorganization professional fees	0	0
Asset impairment	0	1
Non-cash stock option compensation	1	0
Litigation fees	1	0
Total	104	118

Operating loss	(31)	(48)
Other income and (expense)	(17)	(28)
Loss before income taxes and cumulative effect of change in accounting principle	(48)	(76)

Income tax benefit (provision)	0	0

Cumulative effect of change in accounting principle	0	(2)
Net loss	(48)%	(78)%

Revenues.   Operating revenues increased 24.9% from $66.9 million for the six months ended June 30, 2002, to $83.6 million for the six months ended June 30, 2003.  Operating revenues from video services increased 19.9% from $29.3 million for the six months ended June 30, 2002 to $35.2 million for the same period in 2003.  Operating revenues from voice services increased 22.7% from $27.6 million for the six months ended June 30, 2002 to $33.9 million for the same period in 2003. Operating revenue from data and other services increased 45.3% from $10.0 million for the six months ended June 30, 2002 to $14.5 million for the same period in 2003.

The increased revenues for video, voice and data and other services are primarily due to rate increases and an increase in the number of connections, from 267,035 as of June 30, 2002 to 310,794 as of June 30, 2003.  The additional connections resulted primarily from:

•      New plans specifically marketed to increase sales from existing customers.  Penetration increased 7.9% from 62.2% at June 30, 2002 to 70.1% at June 30, 2003.

•      Sales of voice and data services accounted for approximately 84% of the additional connections added from June 30, 2002 through June 30, 2003.  We gained these connections by offering competitive plans with the focus on bundling customers.  In addition, we launched the new “IntroNet” product in March, 2002, which is exclusively available to bundle customers.

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

Cost of Services.    Cost of services increased 15.8% from $19.7 million for the six months ended June 30, 2002, to $22.8 million for the six months ended June 30, 2003.  Cost of services for video services increased 16.8% from $13.9 million for the six months ended June 30, 2002, to $16.2 million for the same period in 2003.  Cost of services for voice services increased 16.1% from $5.0 million for the six months ended June 30, 2002, to $5.7 million for the same period in 2003.  Cost of services for data and other services decreased 2.0% from $858,000 for the six months ended June 30, 2002, to $841,000 for the same period in 2003. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

Operating Margins.    Margins increased 28.7% from $47.2 million for the six months ended June 30, 2002, to $60.7 million for the six months ended June 30, 2003.  Margins for video services increased 22.7% from $15.4 million for the six months ended June 30, 2002, to $18.9 million for the same period in 2003.  Margins for voice services increased 24.2% from $22.7 million for the six months ended June 30, 2002, to $28.1 million for the same period in 2003.  Margins for data and other services increased 49.8% from $9.1 million for the six months ended June 30, 2002, to $13.7 million for the same period in 2003.

Operating Expenses.    Operating expenses, excluding depreciation and amortization, increased 17.3% from $39.0 million for the six months ended June 30, 2002, to $45.7 million for the six months ended June 30, 2003.  The increase in our operating expenses is consistent with the growth in revenues and connections, and is a result of the continued expansion of our operations.  Selling, operations and administrative expenses will increase operating expenses as we expand our markets.

Depreciation and amortization increased from $39.2 million for the six months ended June 30, 2002, to $39.4 million for the six months ended June 30, 2003. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks.  We have ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

We expensed $43,000 of reorganization professional fees associated with our financial restructuring.  We recognized $852,000 in asset impairment for the six months ended June 30, 2002.  We adopted SFAS No. 123 and recorded a non-cash stock option compensation expense of $905,000 for the six months ended June 30, 2003.  We expensed $611,000 for the six months ended June 30, 2003 in litigation fees arising from a federal court action against Insight Communications Company, Inc.

Other Income and Expense, Including Interest Income and Interest Expense.    Our total other expense decreased from $18.9 million for the six months ended June 30, 2002 to $14.0 million for the six months ended June 30, 2003.  Interest income was $211,000 for the six months ended June 30, 2002, compared to $210,000 for the same period in 2003.  The decrease in interest income primarily reflects the lower average cash balances in interest bearing accounts for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  Interest expense decreased from $21.9 million for the six months ended June 30, 2002, to $14.3 million for the six months ended June 30, 2003.  The interest expense is principally the in-kind interest on the new Knology notes.  We expect interest expense in 2003 to be significantly lower than in prior years as a result of our financial restructuring.  Although the interest rate payable on the new Knology notes is comparable to the rate payable on the canceled Broadband notes, the aggregate amount of the notes outstanding is substantially lower.  Gain on adjustment of warrants to market was $2.9 million for the six months ended June 30, 2002.  Other income/expenses, net decreased from expense of $91,000 for the six months ended June 30, 2002 to income of $86,000 for the six months ended June 30, 2003.  The expense for the six months ended June, 30 2002 consisted of the write-off of investment and leasehold improvement balances.  The income for the six months ended June 30, 2003 consisted of dividends received from CoBank.

Income Tax Provision.  We recorded a tax provision of $119,000 for the six months ended June 30, 2002, compared to no income tax provision for the same period in 2003, representing a state tax provision related to the telephone operations group subsidiaries.

Loss Before Cumulative Effect of Change in Accounting Principle.  We incurred a loss before cumulative effect of change in accounting principle of $50.8 million for the six months ended June 30, 2002, compared to income before cumulative effect of change in accounting principle of $39.9 million for the six months ended June 30, 2003.

Cumulative Effect of Change in Accounting Principle.  We adopted SFAS No. 142 on January 1, 2002. We performed a goodwill impairment test in accordance with SFAS 142 and based on the results of this test we recorded an impairment loss of $1.3 million for the six months ended June 30, 2002.

Net Loss.  We incurred a net loss of $52.1 million for the six months ended June 30, 2002, compared to a net loss of $39.9 million for the six months ended June 30, 2003.  We expect net losses to continue.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2003 and 2002.

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Operating revenues:
Video	42%	44%
Voice	40	41
Data and other	18	15

Total	100	100
Operating expenses:
Cost and expenses, excluding depreciation and amortization	80	86
Depreciation and amortization	46	59
Non-cash stock option compensation	1	0
Litigation Fees	1	0
Total	128	145
Operating loss	(28)	(45)
Other income and expenses, net	(17)	(24)
Loss before income taxes and cumulative effect of change in accounting principle	(45)	(69)
Income tax provision	(0)	(1)
Loss before cumulative effect of change in accounting principle	(45)	(70)

Net loss	(45)%	(70)%

Revenues. Operating revenues increased 22.9% from $34.9 million for the three months ended June 30, 2002, to $42.9 million for the three months ended June 30, 2003. Operating revenues from video services increased 18.6% from $15.2 million for the three months ended June 30, 2002 to $18.0 million for the same period in 2003. Operating revenues from voice services increased 21.3% from $14.3 million for the three months ended June 30, 2002 to $17.3 million for the same period in 2003. Operating revenue from data and other services increased 39.3% from $5.4 million for the three months ended June 30, 2002 to $7.6 million for the same period in 2003.

Cost of Services.  Cost of services increased 10.6% from $10.2 million for the three months ended June 30, 2002, to $11.2 million for the three months ended June 30, 2003. Cost of services for video services increased 12.0% from $7.1 million for the three months ended June 30, 2002, to $8.0 million for the same period in 2003. Cost of services for voice services increased 12.8 % from $2.5 million for the three months ended June 30, 2002, to $2.8 million for the same period in 2003. Cost of services for data and other services decreased 18.0 % from $531,000 for the three months ended June 30, 2002, to $436,000 for the same period in 2003. Management expects our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

Operating Margins.  Margins increased 28.0% from $24.7 million for the three months ended June 30, 2002, to $31.6 million for the three months ended June 30, 2003. Margins for video services increased 24.4% from $8.0 million for the three months ended June 30, 2002, to $10.0 million for the same period in 2003.  Margins for voice services increased 23.1% from $11.8 million for the three months ended June 30, 2002, to $14.5 million for the same period in 2003.  Margins for data and other services increased 45.6% from $4.9 million for the three months ended June 30, 2002, to $7.1 million for the same period in 2003.

Operating Expenses.  Operating expenses, excluding depreciation and amortization, increased 14.8% from $20.0 million for the three months ended June 30, 2002, to $23.0 million for the three months ended June 30, 2003.  The increase in our operating expenses is consistent with the growth in revenues and connections, and is a result of the continued expansion of our operations.  Selling, operations and administrative expenses will increase operating expenses as we expand into additional markets.

Depreciation and amortization was $20.6 million for the three months ended June 30, 2002 and $19.9 million for the three months ended June 30, 2003.

We expensed $43,000 of reorganization professional fees associated with our financial restructuring.  We adopted SFAS No. 123 and recorded a non-cash stock option compensation expense of $478,000 for the three months ended June 30, 2003.  We expensed $411,000 for the three months ended June 30, 2003 in litigation fees arising from a federal court action against Insight Communications Company, Inc.

Other Income and Expense.  Other income and expense, including interest income and interest expense.  Our total other expense decreased from $8.2 million for the three months ended June 30, 2002 to $7.2 million for the three months ended June 30, 2003. Interest income was $82,000 for the three months ended June 30, 2002, compared to $96,000 for the same period in 2003. Interest expense decreased from $11.1 million for the three months ended June 30, 2002, to $7.3 million for the three months ended June 30, 2003.  Gain on adjustment of warrants to market was $2.9 million for the three months ended June 30, 2002. Other expenses, net decreased from $115,000 for the three months ended June 30, 2002 to no expense for the three months ended June 30, 2003.  The 2002 expense is primarily due to the write-off of investment and leasehold improvement balances.

Income Tax Provision.  We recorded $110,000 tax provision for the three months ended June 30, 2002, compared to no income tax provision for the same period in 2003, representing a state tax provision related to our telephone operations group subsidiaries.

Net Loss.  We incurred a net loss of $24.3 million for the three months ended June 30, 2002, compared to a net loss of $19.5 million for the three months ended June 30, 2003.  We expect net losses to continue.

Liquidity and Capital Resources

As of June 30, 2003, we had net working capital of $16.9 million, compared to net working capital of $24.0 million as of December 31, 2002.  The change in working capital from December 31, 2002, to June 30, 2003, is primarily due to a decrease in cash and an increase in unearned revenue partially offset by a decrease in accrued liabilities and accounts payable.

Net cash provided by operations totaled $8.1 million and $10.3 million for the six months ended June 30, 2002 and 2003, respectively.  The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•                  depreciation and amortization;

•                  non-cash stock options compensation;

•                  non-cash bond interest expense;

•                  cumulative effect of change in accounting principle;

•                  provision for bad debt; and

•                  loss on disposition of assets.

Net cash used for investing activities was $23.3 million and $18.6 million for the six months ended June 30, 2002 and 2003, respectively. Our investing activities for the six months ended June 30, 2002, consisted of $23.2 million of capital expenditures and $312,000 of franchise expenditures partially offset by $236,000 in proceeds from the sale of assets.  Investing activities for the six months ended June 30, 2003, consisted of $18.6 million of capital expenditures and $76,000 of franchise expenditures partially offset by $60,000 of proceeds from the sale of assets.

Net cash provided by financing activities was $3,000 and net cash used for financing activities was $1.7 million for the six months ended June 30, 2002 and 2003, respectively.  Financing activities for the six months ended June 30, 2002, consisted of $3,000 of proceeds from exercised stock options.  Financing activities for the six months ended June 30, 2003, consisted primarily of $1.7 million of principal payments on debt.

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

On November 6, 2002, Knology and Broadband completed a financial restructuring pursuant to a prepackaged plan of reorganization. Under the plan, $379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of new Knology notes, 10,618,352 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock.  The $64.2 million of Broadband discount notes held by Valley Telephone were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

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

The maximum amount available under the Wachovia credit facility as of June 30, 2003, was approximately $15.5 million.  As of June 30, 2003, approximately $15.5 million had been drawn against the facility.

Knology obtained an aggregate of approximately $39.4 million in loans from ITC Holding and its subsidiary InterCall during November 1999 and January 2000. Approximately $9.6 million was advanced to Knology in November 1999. This loan was converted into 2,029,724 shares of Series A preferred stock in November 1999. Another $29.7 million loan was made in January 2000. The loan bore interest at an annual rate of 11 7/8% and had a maturity date of March 31, 2000. In February 2000, the loan was converted into options to purchase up to 6,258,036 shares of Series A preferred stock, and Knology issued to ITC Holding a note under which it will pay ITC Holding any proceeds from option exercises received by Knology. The options were distributed to ITC Holding’s option holders on February 4, 2000.

On June 29, 2001, Knology through its wholly owned subsidiaries, Globe Telecommunications, Interstate Telephone and Valley Telephone, entered into the credit facility with CoBank, a $40 million, 10-year, secured master loan agreement. The CoBank credit facility, as amended pursuant to the restructuring, allows the borrowers to make one or more advances in an amount not to exceed $38 million. The loan proceeds may be used to finance capital expenditures, working capital and for general corporate purposes of the borrowers. Interest is payable quarterly and will accrue, at Knology’s option, based on either a variable rate established by CoBank, a fixed quoted rate established by CoBank or a LIBOR rate plus applicable margin. The applicable margin may vary from 1.5% to 3.0% based on the leverage ratio of the borrowers. The amended CoBank credit facility contains a number of covenants that restrict the ability of the borrowers to take many actions, including the ability to:

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

As of June 30, 2003, Knology had $36.3 million outstanding under the CoBank credit facility.

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

Future Funding

In July 2003, Knology, through a wholly-owned subsidiary, entered into a definitive agreement to purchase certain assets from Verizon Media Ventures, Inc. (“Verizon Media”) for $15.0 million cash, subject to certain closing adjustments.  Pending regulatory approvals, the transaction is expected to close by the end of the year.  We have also entered into an agreement to issue to GLA New Ventures, LLC (“GLA”), warrants to purchase 10 million shares of Knology, Inc. common stock as compensation for the release of an agreement with Verizon Media granting GLA exclusive rights to negotiate with respect to the purchase of the Verizon Media assets.  The purchase may be funded through equity infusions or additional equity offerings, although there is no assurance that we will be successful obtaining funding through these sources on terms acceptable to the Company.  However, certain existing shareholders have provided a binding commitment to fund the purchase of the Verizon Media assets, if necessary.

We currently expect to spend approximately $50.0 million - $60.0 million through 2005 to operate and upgrade the acquired networks.  These expenditures are expected to be funded through internally generated cash flow, equity infusions from certain existing shareholders and additional equity offerings.  There can be no assurance that we will be successful securing the funding necessary to complete our operating plan and upgrade.

Excluding the funding needs related to the contemplated acquisition as described above, Knology, in 2003, expects to spend approximately $40.0 million for capital expenditures, of which $14.1 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems. Knology has sufficient cash on hand and internally generated cash flow to cover its planned operating expenses and capital expenditures during 2003.  If Knology decides to build additional or new broadband network, this would require additional funding to operate and for the capital expenditures necessary to finance the construction and purchase of subscriber equipment.

Following are the cash obligations for maturities of long-term debt for each of the next five years as of June 30, 2003:

In millions

2003	$2.6
2004	23.3
2005	42.0
2006	39.1
2007	33.8
Thereafter	259.6
Total maturities of long-term debt	$400.4

Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2003 are as follows:

In millions
2003	$1.0
2004	1.6
2005	1.5
2006	1.2
2007	0.8
Thereafter	3.0
Total minimum lease payments	$9.1

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

ITEM 4. CONTROL AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  As of the end of the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc. a cable television franchise.  Insight filed a complaint against the City of Louisville in state court claiming that Knology’s franchise was more favorable than Insight’s franchise.  Insight’s complaint suspended Knology’s franchise until there is a final, nonappealable order in Insight’s state court case.  In April 2001 the City of Louisville moved for summary judgment in state court against Insight.  In March 2002, the state court ruled that Insight’s complaint had no merit and the state court granted the City’s motion to dismiss Insight’s complaint.  Insight appealed the state court’s order dismissing their complaint and in June 2003 the state court of appeals upheld the lower court ruling.  Insight sought discretionary review of the court of appeals ruling by the Kentucky Supreme Court and that request is pending.

In November 2000, Knology filed a federal court action against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of Knology’s franchise.  In March 2001, the federal court issued an Order granting Knology’s motion for preliminary injunctive relief and denying Insight’s motion to dismiss.  In June 2003 the federal court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

None

ITEM 3. Default upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

At the 2003 annual meeting of stockholders held on June 19, 2003, the holders of our common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock, voting together as a single class on an as-converted basis, voted to re-elect Richard S. Bodman and L. Charles Hilton as Class I directors for a term to expire at the annual meeting of stockholders to be held in 2006, and the holders of our Series B preferred stock, voting as a separate class, re-elected William Laverack, Jr. and Bret D. Pearlman as Series B directors for a one-year term to expire at the annual meeting of stockholders to be held in 2004.

Each of Messrs. Bodman and Hilton was elected by 96,668,283 shares out of 146,008,842 shares of our common stock, on an as-converted basis, outstanding on the record date of June 19, 2003.  Each of Messrs. Laverack and Pearlman was elected by 17,167,894 shares out of 21,180,131 shares of our Series B preferred stock outstanding on the record date of June 19, 2003.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A)  EXHIBITS

Exhibit No.	Exhibit Description

2.1

Joint Plan of Reorganization of Knology Broadband, Inc. filed with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, by Knology, Inc. and Knology Broadband, Inc., on September 18, 2002, confirmed on October 22, 2002 and effective on November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.).

2.2*	Asset Purchase Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures, Inc. and Knology New Media, Inc.

2.3*	Side Letter Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc.

2.4*	Agreement, dated as of July 15, 2003, between GLA New Ventures, LLC and Knology, Inc.

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

31.1	Certification of President and Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*

Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

(B)  REPORTS ON FORM 8-K

On May 13, 2003, Knology furnished pursuant to Item 9 a Current Report on Form 8-K, which included a press release announcing its 2003 first quarter results.

On July 18, 2003, Knology furnished pursuant to Item 9 a Current Report on Form 8-K, which included a press release announcing it has entered into a definitive agreement to purchase certain assets from Verizon New Media Ventures, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

August 13, 2003	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

August 13, 2003	By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer
(Principal Financial Officer)