Form 10-Q
period 2003-09-30
KNOLOGY INC
filed 2003-10-30
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, we had 510,602 shares of common stock, 51,249,861 shares of Series A preferred stock, 21,180,131 shares of Series B preferred stock, 50,219,561 shares of Series C preferred stock, 10,684,751 shares of Series D preferred stock and 21,701,279 shares of Series E preferred stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2003

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2002	September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Including $5,745 and $10,359 of restricted cash as of December 31, 2002 and September 30, 2003, respectively)	$43,913	$33,454
Accounts receivable, net of an allowance for doubtful accounts of $2,194 and $1,341 at December 31, 2002 and September 30, 2003, respectively	14,863	14,892
Affiliate receivable	72	101
Prepaid expenses and other	996	2,109

Total current assets	59,844	50,556

PROPERTY, PLANT AND EQUIPMENT, net	357,182	325,080

INVESTMENTS	12,580	174

GOODWILL	40,834	40,834

INTANGIBLE AND OTHER ASSETS, net	851	934

Total assets	$471,291	$417,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$3,406	$3,598
Accounts payable	15,729	13,788
Accrued liabilities	8,441	8,047
Unearned revenue	8,268	9,630

Total current liabilities	35,844	35,063

NONCURRENT LIABILITIES:
Notes payable	50,490	47,793
Unamortized investment tax credits	110	57
Senior notes	198,455	218,096
Warrants	1,861	1,861

Total noncurrent liabilities	250,916	267,807

Total liabilities	286,760	302,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible preferred stock	1,548	1,550
Common stock	5	5
Additional paid-in capital	493,046	494,389
Accumulated deficit	(310,068)	(381,236)

Total stockholders’ equity	184,531	114,708

Total liabilities and stockholders’ equity	$471,291	$417,578

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
OPERATING REVENUES	$36,132	$43,733	$103,044	$127,289

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	30,708	35,019	89,387	103,574
Depreciation and amortization	20,942	19,569	60,147	58,922
Reorganization professional fees	3,212	41	3,212	84
Asset Impairment	9,065	0	9,917	0
Non-cash stock option compensation	0	478	0	1,382
Litigation fees	413	296	413	907

	64,340	55,403	163,076	164,869

OPERATING LOSS	(28,208)	(11,670)	(60,032)	(37,580)

OTHER INCOME (EXPENSE):
Interest income	69	72	280	281
Interest expense	(9,146)	(7,267)	(31,034)	(21,572)
Gain on adjustment of warrants to market	0	0	2,865	0
Loss on investments (Note 5)	0	(12,406)	(45)	(12,406)
Other (expense) income, net	(185)	22	(231)	107

	(9,262)	(19,579)	(28,165)	(33,590)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37,470)	(31,249)	(88,197)	(71,170)
INCOME TAX PROVISION	0	0	(119)	0

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37,470)	(31,249)	(88,316)	(71,170)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	0	(1,294)	0

NET LOSS	$(37,470)	$(31,249)	$(89,610)	$(71,170)

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,610)	$(71,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,147	58,922
Non-cash stock option compensation	0	1,382
Asset Impairment	10,330	0
Loss on investments	45	12,406
Gain on adjustment of warrants to market	(2,865)	0
Accretion of discounted debt	28,949	0
Non-cash bond interest expense	0	19,641
Provision for bad debt	2,451	3,475
(Gain) loss on disposition of assets	(70)	15
Cumulative effect of change in accounting principle - Goodwill impairment	1,294	0
Changes in operating assets and liabilities:
Accounts receivable	(5,663)	(3,504)
Accounts receivable – affiliate	510	(29)
Prepaid expenses and other	(1,842)	(1,269)
Accounts payable	7,444	(1,941)
Accrued liabilities	(1,673)	(394)
Unearned revenue	1,624	1,362

Total adjustments	100,681	90,066

Net cash provided by operating activities	11,071	18,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,016)	(26,579)
Expenditures for intangible assets	(617)	(329)
Proceeds from sale of assets	1,024	92

Net cash used in investing activities	(34,609)	(26,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1)	(2,504)
Expenditures related to reorganization	0	(49)
Proceeds from exercised stock options	3	14

Net cash provided by (used in) financing activities	2	(2,539)

NET DECREASE IN CASH	(23,536)	(10,459)
CASH AT BEGINNING OF PERIOD	38,074	43,913

CASH AT END OF PERIOD	$14,538	$33,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$931	$2,052

Cash received during the period for income taxes	$346	$—

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

1.	ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. (including its predecessors, “Knology” or the “Company”) offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service and broadband carrier services, using advanced interactive broadband networks. We own, operate and manage interactive broadband networks in seven metropolitan areas: Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; Charleston, South Carolina; and Knoxville, Tennessee. We also provide local telephone cable and Internet services in West Point, Georgia, and Lanett and Valley, Alabama. Our local telephone service in this area is provided over a traditional copper wire network while our cable and Internet services are provided over our broadband network. Subject to the availability of additional funding, we plan to expand to additional mid-to-large-sized cities in the southeastern United States.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Effective December 31, 2002, the Company has adopted SFAS No. 145 with no material impact to its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company has adopted SFAS No. 146 with no material impact to our financial position or results of operations.

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provision of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on the Company’s financial position or results of operations.

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

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2003	2002	2003
Net loss – as reported	$(37,470)	(31,251)	$(89,610)	$(71,170)
Total stock-based employee compensation cost, net of related tax effects included in the determination of net income as reported	0	477	0	1,382
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(825)	(482)	(2,474)	(1,397)

Pro forma net loss	$(38,295)	$(31,256)	$(92,084)	$(71,185)

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting and reporting for derivative instruments, including certain derivatives imbedded in other contracts and for hedging activities as defined under FASB statement No. 133 and FIN No. 45. SFAS No. 149 is effective for contracts entered into after September 30, 2003. We do not expect the adoption of SFAS No. 149 to materially impact our financial position or statement of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003, which resulted in no material impact to our financial position or statement of operations.

4.	CASH

As of September 30, 2003, the Company has $10,359 of cash that is restricted in use. Of this amount, $9,369 is held at the telephone operations group and is restricted for use by these entities. Also, the Company has pledged $990 of cash as collateral for amounts potentially payable under certain surety bond agreements.

5.	INVESTMENTS

Due to certain changes in Grande Communications, Inc.’s business during the third quarter, including the loss of a significant wholesale contract, the company evaluated the carrying amount of its investment in Grande. Based on the evaluation, the company recorded a loss of $12,406 on its investment in Grande during the third quarter of 2003. This loss is deemed to be other than temporary and has been charged to earnings.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on January 1, 2002. The Company performs a goodwill impairment test in accordance with SFAS No. 142 annually on January 1. The Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle. There was no impairment identified as a result of the January 1, 2003 impairment test.

Intangible assets as of December 31, 2002 and September 30, 2003, respectively, were as follows:

	December 31, 2002			September 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$1,727	$876	$851	$1,645	$711	$934
Goodwill	54,870	14,036	40,834	54,870	14,036	40,834

Total intangible assets	$56,597	$14,912	$41,685	$56,515	$14,747	$41,768

There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization expense related to intangible assets was $655 and $302 for the nine months ended September 30, 2002 and 2003, respectively.

7.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc. a cable television franchise. In November 2002, Insight filed a complaint against the City of Louisville in state court claiming that Knology’s franchise was more favorable than Insight’s franchise. Insight’s complaint suspended Knology’s franchise until there is a final, nonappealable order in Insight’s state court case. In April 2001 the City of Louisville moved for summary judgment in state court against Insight. In March 2002, the state court ruled that Insight’s complaint had no merit and the state court granted the City’s motion to dismiss Insight’s complaint. Insight appealed the state court’s order dismissing their complaint and in June 2003 the state court of appeals upheld the lower court ruling. Insight sought discretionary review of the court of appeals ruling by the Kentucky Supreme Court and that request is pending.

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

8.	SEGMENT INFORMATION

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2003	2002	2003
Video	$15,420	$17,968	$44,741	$53,131
Voice	14,875	17,705	42,493	51,600
Data and other	5,837	8,060	15,810	22,558

Consolidated revenues	$36,132	$43,733	$103,044	$127,289

9.	ACQUSITION

In July 2003, the Company entered into a definitive agreement to acquire substantially all of the assets of, and to assume certain liabilities associated with, the cable systems operated by Verizon Media Ventures, Inc. for approximately $15 million in cash, subject to certain adjustments. If all regulatory approvals are received, the transaction is expected to close in the fourth quarter of 2003. The Company has also entered into an agreement to issue to a prior prospective purchaser a warrant to purchase ten million shares of our common stock at fair value as compensation for the release of an agreement with Verizon Media granting exclusive rights to negotiate with respect to the purchase of the Verizon Media businesses.

10.	LINE OF CREDIT

On September 15, 2003 the Company entered into a $5 million line of credit with certain of our existing investors. The investors have the option, upon consummation of the proposed public offering or a private placement offering generating proceeds in an amount equal to or in excess of $50 million, to convert their pro rata shares of the advances made under this line of credit into shares of our common stock or non-voting common stock. If they do not elect to convert all of their pro rata shares of the advances, and accrued interest thereon, upon the consummation of the proposed public offering or a private placement offering, the entire outstanding principal amount owing to them not so converted, together with all interest accrued thereon and not so converted, shall be due and payable in cash on the earlier to occur of March 31, 2004 or 10 days following the consummation of the proposed public offering or a private placement offering. Advances made under the line of credit are secured by a purchase money security interest limited to the assets so acquired with the proceeds of such advances. Advances under the line of credit bear interest at a rate of 12% per annum. As of September 30, 2003, there have been no advances against the line of credit.

11.	SUBSEQUENT EVENTS

On October 1, 2003, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission to register common stock pursuant to a contemplated public offering. This Registration Statement is currently not effective.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2003, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Introduction

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in eight markets in the southeastern United States. We provide service in Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

We have built our business through:

•	acquisitions of other cable companies, networks and franchises;

•	upgrades of acquired networks to introduce expanded broadband services including bundled video, voice and data services;

•	construction and expansion of our broadband network to offer integrated video, voice and data services; and

•	organic growth of RGUs through increased penetration of services to new marketable homes and our existing customer base.

In July 2003, we signed a definitive agreement to purchase certain assets from Verizon Media, including the cable television systems and franchise rights in Pinellas County, Florida and Cerritos, California, which we refer to as the Verizon Media acquisition. We will pay Verizon Media $15 million in cash, subject to certain adjustments, for these assets and will issue to a prior prospective purchaser a warrant to purchase ten million shares of our common stock for release of its exclusivity rights.

To date, we have experienced operating losses as a result of the expansion of our service territories and the construction of our network. We expect to continue to focus on increasing our customer base and expanding our broadband operations. Our ability to generate profits and positive cash flow from operations will depend in large part on our ability to increase revenues to offset the costs of construction and operation of our network.

History

Our predecessor, Knology Broadband, Inc., or Broadband, was formed in 1995 by ITC Holding Company, Inc., or ITC Holding. Broadband, which is now one of our subsidiaries, owns the franchise rights and assets in seven of our eight current markets. Broadband acquired cable networks in Montgomery, Alabama and Columbus, Georgia in 1995 and Panama City, Florida in 1997. In 1998, Broadband acquired a cable network in Huntsville, Alabama and began construction of its broadband network in Augusta, Georgia and Charleston, South Carolina. We were formed in September 1998, and, in 1999, ITC Holding contributed to us certain of its subsidiaries, including Broadband. As part of that contribution, we acquired our network in West Point, Georgia.

From inception, Broadband was funded primarily with private equity investments. In October 1997, to fund the acquisition and upgrade of its network, Broadband issued units consisting of $444.1 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007 and warrants to purchase Broadband preferred stock. The Broadband discount notes accreted to face value on October 15, 2002.

Broadband and its subsidiaries have been consolidated with us since 1998 in relation to the 85% controlling interest obtained by ITC Holding in July 1998. During the remainder of 1998 and 1999, the 15% of Broadband that ITC Holding did not own was reflected as a minority interest. In the fourth quarter of 1999, the outstanding shares of Broadband common stock and preferred stock not held by ITC Holding were exchanged for shares of our common stock and Series A preferred stock and the warrants to purchase Broadband preferred stock were exchanged for warrants to purchase shares of our Series A preferred stock, with the result that Broadband became our wholly owned subsidiary. We accounted for this transaction as an acquisition of a minority interest of a subsidiary. The stock issued in the exchange was valued at $22.4 million and was recorded as goodwill.

In January 2000, InterCall, Inc., a former subsidiary of ITC Holding, loaned us $29.7 million to fund our capital expenditures and working capital. In February 2000, InterCall converted the loan into options to purchase 6,258,036 shares of our Series A preferred stock, and we issued to ITC Holding a note under which we agreed to pay ITC Holding any proceeds from option exercises received by us, including an amount equal to the exercise price for cashless exercises. In February 2000, ITC Holding effected a spin-off by distributing its shares of our Series A preferred stock to its stockholders and the options to purchase Series A preferred stock to its option holders.

From February 2000 through June 2001, we completed a series of private placements of Series B and C preferred stock, raising aggregate gross proceeds of $212.3 million. The net proceeds from these private placements were used to fund operations.

In order to reduce the amount of Broadband’s outstanding debt, on June 29, 2001, we entered into a credit facility with CoBank ACB, or CoBank, of which $22.8 million was used in September and October 2001 to repurchase Broadband discount notes with a principal amount at maturity of $64.2 million, leaving outstanding $379.9 million principal amount of notes. These repurchased notes were subsequently canceled in conjunction with the prepackaged reorganization plan discussed below.

On July 25, 2002, in an effort to reduce debt further, we commenced both an exchange offer and a solicitation of acceptances of a prepackaged plan of reorganization of Broadband. Because certain tender conditions were not met or waived, we chose not to extend the exchange offer after it expired on September 13, 2002. Accordingly, on September 18, 2002, Broadband filed a petition under Chapter 11 of the Bankruptcy Code, and we and Broadband jointly filed the prepackaged plan. On October 22, 2002, the U.S. Bankruptcy Court for the Northern District of Georgia confirmed the prepackaged plan without modification. On November 6, 2002, the prepackaged plan became effective, resulting in the consummation of a number of transactions including the following:

•	We received $39.0 million of gross cash proceeds from the issuance of 13 million shares of Series C preferred stock in a private placement to existing investors, SCANA and ITC Telecom Ventures. The proceeds were used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

•	$379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of our 12% senior notes due 2009, 10,618,352 shares of our Series D preferred stock and 21,701,279 shares of our Series E preferred stock.

•	The $15.5 million, 4-year senior secured credit facility with Wachovia Bank was amended.

•	The $40.0 million senior secured credit facility with CoBank was amended.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that the following may involve a higher degree of judgment and complexity.

Revenue Recognition. We generate recurring or multi-period operating revenues, as well as nonrecurring revenues. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB Nos. 101A and 101B. SAB No. 101 requires that the following four basic criteria must be satisfied before revenues can be recognized:

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

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144. Factors we consider important and that could trigger an impairment review include the following:

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

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition Disclosure,” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS

No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002, we elected to adopt the recognition provisions of SFAS No. 123. We also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 required that the extraordinary gain on extinguishment of debt of $31.9 million be reclassified to operating expenses. Excluding the reclassification, the adoption of SFAS No. 145 did not have a material impact on our financial position and results of operations.

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

In November 2002, FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting and reporting for derivative instruments, including certain derivatives imbedded in other contracts and for hedging activities as defined under FASB statement No. 133 and FIN No. 45. SFAS No. 149 is effective for contracts entered into after September 30, 2003. We do not expect the SFAS No. 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003, which resulted in no material impact to our financial position or results of operations.

Revenues

We can group our revenues into the following categories:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for Video on Demand (VOD) and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 41.1% and 41.7% of our consolidated revenues for the three and nine months ended September 30, 2003 compared to 42.7% and 43.4% for the three and nine months ended September 30, 2002. In providing video services we currently compete with Comcast, Time Warner, Mediacom and Charter. We also compete with satellite television providers DirecTV and Echostar. Other competitors include broadcast television stations and other satellite television companies. We expect in the future to compete with Bright House Networks, or Bright House, in Pinellas County, Florida and telephone companies providing video service within their service areas.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 40.5% and 40.5% of our consolidated revenues for the three and nine months ended September 30, 2003 compared to 41.2% and 41.2% for the three and nine months ended September 30, 2002. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various wireless long distance providers in each of our markets. BellSouth is the incumbent local and long distance phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T, WorldCom, BellSouth and Sprint. We expect to compete in Pinellas County, Florida and Cerritos, California with Verizon.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 18.4% and 17.8% of our consolidated revenues for the three and nine months ended September 30, 2003 compared to 16.1% and 15.4% for the three and nine months ended September 30, 2002. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide dial-up and DSL services subscriber lines; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

We expect the growth of new video RGU’s to decrease as the video segment matures in our current markets. While the number of new video RGU’s may decrease, management feels that opportunity to increase revenue and margins is available with the introduction of new products and new technology. New voice and data RGU’s are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services.

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Cost of services include:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 46.2% and 46.2% for the three and nine months ended September 30, 2003 compared to the 48.2% and 47.7% for the three and nine months ended September 30, 2002. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time. We estimate that we will pay approximately $34.7 million in programming fees under these contracts during 2003, of which amount we have paid $23.1 million through September 30, 2003.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 17.2% and 17.1% for the three and nine months ended September 30, 2003 compared to 18.5% and 18.1% for the three and nine months ended September 30, 2002.

•	Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 6.4% and 6.0% for the three and nine months ended September 30, 2003 compared to 7.2% and 8.1% for the three and nine months ended September 30, 2002. The decrease in data cost of services as a percentage of revenue for the three and nine months ended September 30, 2003 resulted from price increases for our data products in 2003 and the grooming of our network for increased capacity at reduced costs.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of service as a percentage of our consolidated revenue will decrease.

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

Homes Passed and RGUs

We report homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our broadband network and listed in our database. Marketable homes passed are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services.

Because we deliver multiple services to our customers, we report the total number of RGUs for video, voice and data rather than the total number of customers. We count each video, voice or data purchase as a separate RGU. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three RGUs. We do not record the purchase of digital video services by an analog video customer as an additional RGU.

As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. Accordingly, we expect that our number of voice and data RGUs will grow faster than our video RGUs and will represent a higher percentage of our total RGUs in the future.

As of September 30, 2003, 100% of our video and data RGUs and over 95% of our voice RGUs were provided over our own network. In addition, as of September 30, 2003, more than 70% of our RGUs were delivered in a bundled offering of two or more of our video, voice and data services. The following table set forth the number of marketable homes passed and RGU’s as of September 30, 2002 and 2003.

	AS OF SEPTEMBER 30,
	2002	2003
RGU’s:(1)
Video	128,077	133,267
Voice:
On-net	102,906	118,038
Off-net	5,038	5,450
Data	46,429	62,276

Total RGU’s	282,450	319,031

Homes passed(2)	516,321	540,401

Marketable homes passed	432,637	446,251

(1)	All of our video and data RGU’s are provided over our networks. Our voice RGU’s consist of both “On-net” and “Off-net” RGU’s. On-net refers to lines provided over our networks. It includes 24,693 and 25,278 lines as of September 30, 2002 and 2003, respectively, using traditional copper telephone lines. Off-net refers to telephone RGU’s provided over telephone lines leased from third parties.
(2)	Marketable homes passed are the number of business and residential units, such as single residence homes, apartments and condominium units, passed by our broadband networks and listed in our records database other than those we believe are covered by exclusive arrangements with other providers of competing services.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2002 and 2003.

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2003
Operating revenues:
Video	43%	42%
Voice	41	40
Data	16	18

Total	100	100
Cost of Service:
Video	20	19
Voice	8	7
Data	1	1

Total	29	27
Margin
Video	23	23
Voice	33	33
Data	15	17

Total	71	73
Operating expenses:
Selling, operating and administrative	57	54
Depreciation and amortization	58	46
Reorganization professional fees	3	0
Asset impairment	10	0
Non-cash stock option compensation	0	1
Litigation fees	1	1

Total	129	102

Operating loss	(58)	(29)
Other income and (expense)	(28)	(26)

Loss before income taxes and cumulative effect of change in accounting principle	(86)	(55)

Income tax benefit (provision)	0	0

Cumulative effect of change in accounting principle	(1)	0

Net loss	(87)%	(55)%

Revenues. Operating revenues increased 23.5% from $103.0 million for the nine months ended September 30, 2002, to $127.3 million for the nine months ended September 30, 2003. Operating revenues from video services increased 19.9% from $44.7 million for the nine months ended September 30, 2002 to $53.1 million for the same period in 2003. Operating revenues from voice services increased 21.4% from $42.5 million for the nine months ended September 30, 2002 to $51.6 million for the same period in 2003. Operating revenue from data and other services increased 42.7% from $15.8 million for the nine months ended September 30, 2002 to $22.6 million for the same period in 2003.

The increased revenues for video, voice and data and other services are primarily due to rate increases and an increase in the number of RGU’s, from 282,450 as of September 30, 2002 to 319,031 as of September 30, 2003. The additional RGU’s resulted primarily from:

•	New service offerings specifically marketed to increase sales and penetration. RGU penetration increased 9.5% from 65.3% at September 30, 2002 to 71.5% at September 30, 2003.

•	Sales of voice and data services accounted for approximately 86% of the additional RGU’s added from September 30, 2002 through September 30, 2003. We gained these RGU’s by offering competitive plans with the focus on bundling services to customers. In addition, we launched the new “IntroNet” product in March, 2002, which is exclusively available to bundle customers.

•	The continued construction of the broadband network in the Knoxville market.

Cost of Services. Cost of services increased 14.5% from $30.3 million for the nine months ended September 30, 2002, to $34.7 million for the nine months ended September 30, 2003. Cost of services for video services increased 15.1% from $21.3 million for the nine months ended September 30, 2002, to $24.5 million for the same period in 2003. Cost of services for voice services increased 14.2% from $7.7 million for the nine months ended September 30, 2002, to $8.8 million for the same period in 2003. Cost of services for data and other services decreased 6.4% from $1.3 million for the nine months ended September 30, 2002, to $1.4 million for the same period in 2003. We expect our cost of services to continue to increase as we add more RGU’s. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profit.

Gross Profit. Gross profit increased 27.3% from $72.7 million for the nine months ended September 30, 2002, to $92.6 million for the nine months ended September 30, 2003. Gross profit for video services increased 22.1% from $23.4 million for the nine months ended September 30, 2002, to $18.9 million for the same period in 2003. Gross profit for voice services increased 23.0% from $34.8 million for the nine months ended September 30, 2002, to $42.8 million for the same period in 2003. Gross profit for data and other services increased 45.9% from $14.5 million for the nine months ended September 30, 2002, to $21.2 million for the same period in 2003.

Operating Expenses. Our costs and expenses, excluding depreciation and amortization, increased 16.6% from $59.1 million for the nine months ended September 30, 2002, to $68.9 million for the nine months ended September 30, 2003. The increase in our operating expenses is consistent with the growth in revenues and RGU’s, and is a result of the continued expansion of our operations. Selling, operations and administrative expenses will increase as we expand.

Depreciation and amortization decreased from $60.1 million for the nine months ended September 30, 2002, to $58.9 million for the nine months ended September 30, 2003. We expect depreciation and amortization expense to increase as we make capital expenditures to construct and expand our network. We have ceased amortization of goodwill in accordance with the adoption of SFAS No. 142.

We expensed $3.2 million of reorganization professional fees for the nine months ended September 30, 2002 compared to $84,000 for the same in 2003. We recognized $9.9 million in asset impairment for the nine months ended September 30, 2002. We adopted SFAS No. 123 and recorded a non-cash stock option compensation expense of $1.4 million for the nine months ended September 30, 2003. We expensed litigation fees of $413,000 for the nine months ended September 30, 2002 and $907,000 for the nine months ended September 30, 2003, arising from the Louisville litigation. See “Legal Proceedings”.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $28.1 million for the nine months ended September 30, 2002 to $33.6 million for the nine months ended September 30, 2003. Interest income was $281,000 for the nine months ended September 30, 2002, compared to $281,000 for the same period in 2003. The interest income primarily reflects the interest earned on the average cash balances in interest bearing accounts for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Interest expense decreased from $31.0 million for the nine months ended September 30, 2002, to $21.6 million for the nine months ended September 30, 2003. The interest expense is principally the in-kind interest on our senior 12% notes due 2009. We expect interest expense in 2003 to be significantly lower than in prior years as a result of our financial restructuring. Although the interest rate payable on our notes is comparable to the rate payable on the canceled Broadband discount notes, the aggregate amount of the notes outstanding is substantially lower. Gain on adjustment of warrants to market was $2.9 million for the nine months ended September 30, 2002. We determined that the changes in business conditions at Grande were other than temporary, and recorded a loss on investments of $12.4 million for the nine months ended September 30, 2003. Other income/expenses, net decreased from expense of $276,000 for the nine months ended September 30, 2002 to income of $108,000 for the nine months ended September 30, 2003. The expense for the nine months ended September 30, 2002 consisted of the write-off of investment and leasehold improvement balances. The income for the nine months ended September 30, 2003 consisted of dividends received from CoBank. We adopted SFAS 115 and recorded a loss on investments of $45,000 for the nine months ended September 30, 2002 and a loss of $12.4 million for the nine months ended September 30, 2003.

Income Tax Provision. We recorded a tax provision of $119,000 for the nine months ended September 30, 2002, compared to no income tax provision for the same period in 2003. The tax provision in 2002 represents a state tax provision related to our regulated telephone subsidiaries.

Loss Before Cumulative Effect of Change in Accounting Principle. We incurred a loss before cumulative effect of change in accounting principle of $88.3 million for the nine months ended September 30, 2002, compared to income before cumulative effect of change in accounting principle of $71.2 million for the nine months ended September 30, 2003.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002. We performed a goodwill impairment test in accordance with SFAS 142 and based on the results of this test we recorded an impairment loss of $1.3 million for the nine months ended September 30, 2002.

Net Loss. We incurred a net loss of $89.6 million for the nine months ended September 30, 2002, compared to a net loss of $71.2 million for the nine months ended September 30, 2003. We expect net losses to continue.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2002 and 2003.

	THREE MONTHS ENDED SEPTEMBER 30,
	2002	2003
Operating revenues:
Video	43%	41%
Voice	41	41
Data	16	18

Total	100	100
Cost of Service:
Video	21	19
Voice	8	7
Data	1	1

Total	30	27
Margin
Video	22	22
Voice	33	34
Data	15	17

Total	70	73
Operating expenses:
Selling, operating and administrative	56	53
Depreciation and amortization	58	45
Reorganization professional fees	8	0
Asset impairment	25	0
Non-cash stock option compensation	0	1
Litigation fees	1	1

Total	148	100

Operating loss	(78)	(27)
Other income and (expense)	(26)	(44)

Loss before income taxes and cumulative effect of change in accounting principle	(104)	(71)

Income tax benefit (provision)	0	0

Cumulative effect of change in accounting principle	(0)	0

Net loss	(104)%	(71)%

Revenues. Operating revenues increased 21.0% from $36.1 million for the three months ended September 30, 2002, to $43.7 million for the three months ended September 30, 2003. Operating revenues from video services increased 16.5% from $15.4 million for the three months ended September 30, 2002 to $18.0 million for the same period in 2003. Operating revenues from voice services increased 19.0% from $14.9 million for the three months ended September 30, 2002 to $17.7 million for the same period in 2003. Operating revenue from data and other services increased 38.1% from $5.8 million for the three months ended September 30, 2002 to $8.1 million for the same period in 2003.

Cost of Services. Cost of services increased 12.0% from $10.6 million for the three months ended September 30, 2002, to $11.9 million for the three months ended September 30, 2003. Cost of services for video services increased 11.8% from $7.4 million for the three months ended September 30, 2002, to $8.3 million for the same period in 2003. Cost of services for voice services increased 10.9% from $2.8 million for the three months ended September 30, 2002, to $3.0 million for the same period in 2003. Cost of services for data and other services increased 23.4% from $421,000 for the three months ended September 30, 2002, to $519,000 for the same period in 2003. We expect our cost of services to continue to increase as we add more RGU’s. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profit.

Gross Profit. Gross profit increased 24.8% from $25.5 million for the three months ended September 30, 2002, to $31.9 million for the three months ended September 30, 2003. Gross profit for video services increased 20.9% from $8.0 million for the three months ended September 30, 2002, to $9.7 million for the same period in 2003. Gross profit for voice services increased 20.9% from $12.1 million for the three months ended September 30, 2002, to $14.7 million for the same period in 2003. Gross profit for data and other services increased 39.2% from $5.4 million for the three months ended September 30, 2002, to $7.5 million for the same period in 2003.

Operating Expenses. Our costs and expenses, excluding depreciation and amortization, increased 14.0% from $30.7 million for the three months ended September 30, 2002, to $35.0 million for the three months ended September 30, 2003. The increase in our operating expenses is consistent with the growth in revenues and RGU’s, and is a result of the continued expansion of our operations. Selling, operations and administrative expenses will increase as we expand.

Depreciation and amortization was $20.9 million for the three months ended September 30, 2002 and $19.6 million for the three months ended September 30, 2003.

We expensed $3.2 million of reorganization professional fees for the three months ended September 30, 2002 compared to $41,000 for the same in 2003. We recognized $9.1 million in asset impairment for the three months ended September 30, 2002. We adopted SFAS No. 123 and recorded a non-cash stock option compensation expense of $478,000 for the three months ended September 30, 2003. We expensed litigation fees of $413,000 for the three months ended September 30, 2002 and $296,000 for the three months ended September 30, 2003, arising from the Louisville litigation. See “Legal Proceedings”.

Other Income and Expense. Other income and expense, including interest income and interest expense. Our total other expense increased from $9.3 million for the three months ended September 30, 2002 to $19.6 million for the three months ended September 30, 2003. Interest income was $69,000 for the three months ended September 30, 2002, compared to $72,000 for the same period in 2003. Interest expense decreased from $9.1 million for the three months ended September 30, 2002, to $7.3 million for the three months ended September 30, 2003. We determined that the changes in business conditions at Grande were other than temporary, and recorded a loss on investments of $12.4 million for the three months ended September 30, 2003. Other income/expenses, net decreased from and expense of $186,000 for the three months ended September 30, 2002 to income of $22,000 for the three months ended September 30, 2003. The 2002 expense is primarily due to the write-off of investment and leasehold improvement balances. We adopted SFAS 115 and recorded a loss on investments of $12.4 million for the nine months ended September 30, 2003.

Income Tax Provision. We recorded no tax provision for the three months ended September 30, 2002 and 2003, respectively.

Net Loss. We incurred a net loss of $37.5 million for the three months ended September 30, 2002, compared to a net loss of $31.3 million for the three months ended September 30, 2003. We expect net losses to continue.

Liquidity and Capital Resources

As of September 30, 2003, we had net working capital of $15.5 million, compared to net working capital of $24.0 million as of December 31, 2002. The change in working capital from December 31, 2002, to September 30, 2003 is primarily due to a decrease in cash and an increase in unearned revenue, partially offset by a decrease in accrued liabilities and accounts payable.

Net cash provided by operating activities totaled $11.1 million and $18.9 million for the nine months ended September 30, 2002 and 2003, respectively. The net cash flow activity related to operating activities consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock options compensation;

•	gain on debt extinguishment;

•	asset impairment;

•	write-off of investment;

•	gain on adjustment of warrants to market;

•	accretion of discounted debt;

•	non-cash bond interest expense;

•	cumulative effect of change in accounting principle;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used for investing activities was $34.6 million and $26.8 million for the nine months ended September 30, 2002 and 2003, respectively. Our proceeds from investing activities for the nine months ended September 30, 2002, consisted of $35.0 million of capital expenditures and $617,000 of expenditures for intangible assets partially offset by $1.0 million in proceeds from the sale of assets. Proceeds from investing activities for the nine months ended September 30, 2003, consisted of $26.6 million of capital expenditures and $329,000 of expenditures for intangible assets partially offset by $92,000 of proceeds from the sale of assets.

Net cash provided by financing activities was $2,000 and net cash used for financing activities was $2.5 million for the nine months ended September 30, 2002 and 2003, respectively. Proceeds from financing activities for the nine months ended September 30, 2002, consisted of $3,000 of proceeds from exercised stock options. Proceeds from financing activities for the nine months ended September 30, 2003, consisted primarily of $2.5 million of principal payments on debt.

We may also request advances under a $5 million line of credit that we have entered into with SCANA and Campbell B. Lanier, III. SCANA and Mr. Lanier have the option, upon consummation of the proposed public offering or a private placement offering generating proceeds in an amount equal to or in excess of $50 million, to convert their pro rata shares of the advances made under this line of credit into shares of our common stock or non-voting common stock. If they do not elect to convert all of their pro rata shares of the advances, and accrued interest thereon, upon the consummation of the proposed public offering or a private placement offering, the entire outstanding principal amount owing to them not so converted, together with all interest accrued thereon and not so converted, shall be due and payable in cash on the earlier to occur of March 31, 2004 or 10 days following the consummation of the proposed public offering or a private placement offering. Advances made under the line of credit are secured by a purchase money security interest limited to the assets so acquired with the proceeds of such advances. Advances under the line of credit bear interest at a rate of 12% per annum.

Verizon Media Acquisition and Related Planned Expenditures

In July 2003, we entered into a definitive agreement to acquire substantially all of the assets of, and to assume certain liabilities associated with, the cable systems operated by Verizon Media for approximately $15 million in cash, subject to certain adjustments. If all regulatory approvals are received, the transaction is expected to close in the fourth quarter of 2003. We have also entered into an agreement to issue to a prior prospective purchaser a warrant to purchase ten million shares of our common stock as compensation for the release of an agreement with Verizon Media granting exclusive rights to negotiate with respect to the purchase of the Verizon Media businesses. The purchase will be funded through the proceeds of the proposed public offering or additional equity infusions from existing stockholders or additional equity offerings, although we may not be able to obtain funding through these sources on terms acceptable to us.

We currently expect to spend approximately $40.0 million in capital expenditures through 2004 to operate and upgrade the assets in Pinellas County, Florida to be acquired from Verizon Media, of which we expect to spend approximately $5.0 million in 2003 and approximately $35.0 million in 2004. Prior to closing the proposed public offering, we may borrow up to $5 million pursuant to a line of credit that we have entered into with two existing stockholders to finance the cost of certain equipment, inventory or network assets related to the Verizon Media businesses. These expenditures, including repayment amounts outstanding under the line of credit, are expected to be funded through the proceeds of the proposed public offering or other equity offerings.

Capital Expenditures

Excluding the funding needs related to the Verizon Media acquisition described above, we have spent approximately $26.6 million in capital expenditures during 2003 through September 30, and we expect to spend an additional $8.4 million for the remainder of 2003. Of these amounts, $20.6 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems. We believe we have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during 2003. If we decide to build additional or new broadband systems (such as in the Louisville, Kentucky or Nashville, Tennessee markets), we would require additional funding to operate and for the capital expenditures necessary to finance the construction and purchase of customer premise equipment.

Excluding the funding needs related to the Verizon Media acquisition as described above, we expect to spend approximately $32 million in capital expenditures during 2004.

We have received franchises to build the network in Louisville, Kentucky and Nashville, Tennessee, although our franchise in Louisville is currently being contested by the incumbent cable provider in that city. We spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Louisville and Nashville. Among the covenants included in the indenture governing our notes is a covenant limiting our ability to fund expansion into new markets, including Louisville and Nashville, from operating cash flows or new borrowings.

We do not intend to expand into Nashville, Louisville or other markets until the required funding is available. We estimate the cost of constructing our network and funding initial customer premise equipment in new markets to be approximately $750 to $1,000 per home passed. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, population density, costs associated with the cable franchise in each city, the number of customers in each city, the mix of services purchased, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

Long-term Debt

Following are the cash debt service obligations, including principal and interest, for the fourth quarter of 2003, and for each of the next four years:

In millions
2003	$1.3

2004	23.3

2005	42.1

2006	39.1

2007	33.8

Thereafter	259.6

Total cash debt service obligations	$399.2

Leases

We lease office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year for the fourth quarter of 2003, and for each of the next four years:

In millions
2003	$0.4

2004	1.6

2005	1.5

2006	1.2

2007	0.8

Thereafter	3.0

Total minimum lease payments	$8.5

Purchase Commitments

We have entered into contracts with various entities to provide programming to be aired by us. We pay a monthly fee for programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. We estimate that it will pay approximately $34.7 million in programming fees under these contracts during 2003.

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

ITEM 4. CONTROL AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise. On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky state court claiming that our franchise was more favorable than Insight’s franchise. Insight’s complaint suspended our franchise until there is a final, nonappealable order in Insight’s state court case. In April 2001 the City of Louisville moved for summary judgment in state court against Insight. In March 2002, the state court ruled that Insight’s complaint had no merit and the state court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the state court’s order dismissing their complaint and in June 2003 the state court of appeals upheld the lower court ruling. Insight sought discretionary review of the court of appeals ruling by the Kentucky Supreme Court and that request is pending.

On November 8, 2000, we filed an action in federal court against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City of Louisville arising out of Insight’s complaint and the suspension of our franchise. In March 2001, the federal court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003 the federal court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The federal court granted our motion for summary judgment based on causation. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

On November 21, 2001, we filed a complaint against Georgia Power Company requesting FCC adjudication of a dispute regarding amounts Georgia Power charged us in connection with the construction of our network in Augusta, Georgia. We requested the FCC to review these charges to determine whether they were “reasonable” in accordance with FCC pole attachment regulations. We requested reimbursement from Georgia Power of approximately $2.5 million. Georgia Power responded to the FCC complaint by asserting we owed Georgia Power approximately $900,000 for additional construction-related charges. In May 2003, Georgia Power filed a complaint against Broadband, our subsidiary, in the Superior Court of Troup County, State of Georgia, re-asserting claims for construction-related charges. Georgia Power’s claim duplicates its claim pending before the FCC. We responded to Georgia Power’s complaint in state court by re-asserting our claims that are currently pending before the FCC. We also sought to remove the state court action to federal court and stay the lawsuit to allow the FCC time to issue its decision. These matters are currently pending before the FCC and the courts.

We are also subject to other litigation in the normal course of our business. However, in our opinion, there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations or liquidity. We are also a party to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Default upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

Exhibit No.		Exhibit Description

2.1		Joint Plan of Reorganization of Knology Broadband, Inc. filed with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, by Knology, Inc. and Knology Broadband, Inc., on September 18, 2002, confirmed on October 22, 2002 and effective on November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.).

2.2*		Asset Purchase Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures, Inc. and Knology New Media, Inc.

2.3*		Side Letter Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc.

2.4*		Agreement, dated as of July 15, 2003, between GLA New Ventures, LLC and Knology, Inc.

3.1		Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

3.2		Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

10.1		$5,000,000 Purchase Money Financing Line of Credit Promissory Note, dated September 15, 2003, made by Knology New Media, Inc. in favor of SCANA Communications Holdings, Inc. and Campbell B. Lanier, III, as also executed by Knology, Inc. with respect to the potential issuance of the stock of Knology, Inc. upon conversion of the note.

10.2		Purchase-Money Security Agreement, dated September 15, 2003, made by Knology New Media, Inc. in favor of SCANA Communications Holdings, Inc. and Campbell B. Lanier, III.

31.1		Certification of President and Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2		Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1		Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2		Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

	*	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

(B) REPORTS ON FORM 8-K

On August 11, 2003, Knology furnished, pursuant to Item 9, a Current Report on Form 8-K, which included a press release announcing its 2003 second quarter results.

On September 15, 2003, Knology furnished, pursuant to Item 9, a Current Report on Form 8-K, announcing it was considering a public offering of common stock and plans on filing a registration statement with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

October 30, 2003	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

October 30, 2003	By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer
(Principal Financial Officer)