Form 10-K/A
period 2002-12-31
KNOLOGY INC
filed 2003-11-21
CIK 1096788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

We have operating experience in the video, voice and data transmission industries and in the design, development and construction of communications facilities, including more than six years of experience operating advanced broadband networks and decades of experience operating and upgrading telephone networks. Our management team is led by Rodger L. Johnson, our chief executive officer, and Campbell B. Lanier, III, the chairman of our board and the chairman of the board of ITC Holding. Our equity investors include ITC Telecom Ventures, Inc. (an affiliate of ITC Holding), SCANA Communications Holdings and private equity funds associated with Whitney & Co., The Blackstone Group, L.P., South Atlantic Venture Capital Inc., AT&T Ventures, Wachovia Corporation and PNC Bancorp.

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

Inside Wiring of Multiple Dwelling Units. FCC rules provide generally that, in cases where the cable operator owns the wiring inside a multiple dwelling unit but has no right of access to the premises, the Multiple dwelling unit owner may give the cable operator notice that it intends to permit another cable operator to provide service there. The cable operator then must elect whether to remove the inside wiring, sell the inside wiring to the Multiple dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring. The FCC also adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to provide telecommunications carriers and cable operators with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings, campuses, etc.) in those states where the FCC possesses authority to regulate pole attachments.

Access to and Competition in Multiple Dwelling Units. The FCC has preempted laws and rules that restrict occupants of MDUs from placing small satellite antennas on their balconies (or areas under the occupant’s exclusive use). The FCC’s action increases the ability of direct broadcast satellite operators such as DirecTV to compete with Knology in certain Multiple dwelling units. The FCC recently decided not to abrogate or restrict existing or future exclusive video Multiple dwelling unit access contracts by multichannel video programming distributors. The decision not to abrogate existing exclusive Multiple dwelling unit access contracts may restrict Knology in competing with the incumbent cable operator (or other video or telecommunications competitors) in those Multiple dwelling units where another cable operator and/or telecommunications carrier has obtained an exclusive access arrangement. The FCC has prohibited future exclusive access agreements for telecommunications carriers in commercial multi-tenant environments and is considering whether to abrogate existing exclusive telecommunications carrier access arrangements. The FCC is also considering whether to extend such exclusivity prohibitions to residential multi-tenant environments. The FCC is considering rules that would require owners of multi-tenant environments to allow telecommunications carriers nondiscriminatory access to their buildings. If adopted, these requirements may facilitate Knology’s access to customers in multi-tenant environments, at least with regard to its provision of telecommunications services.

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

Potential Regulatory Change. The regulation of cable television systems at the federal, state, and local levels is subject to the political process and has seen constant change over the past decade. Material changes in the law and regulatory requirements must be anticipated, and Knology’s business may be affected by future legislation or new regulations.

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

Unbundled Network Elements. The FCC has established pricing principles for use by the states to determine rates for unbundled local network elements and to calculate resale discounts. The state commissions have significant responsibility for the implementation of the FCC’s rules, including the actual setting of rates for unbundled network elements. The Supreme Court has upheld the FCC’s price methodology for making unbundled network elements available. The FCC requires incumbent local telephone carriers to provide a platform that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may be able to provide retail local services entirely through the use of the local telephone carriers’ facilities at lower discounts than those available for local resale. In its Triennial Review proceeding, among other issues, the FCC sought to identify which, if any, network elements that incumbent local exchange carriers should no longer be required to offer on an unbundled basis. The FCC also analyzed the issue of which elements must be unbundled in response to a remand of its previous rules by the US Court of Appeals for the DC Circuit, and has recently adopted an order determining that certain network elements will no longer be subject to unbundling, and has given the state public utility commissions a limited period to make findings as to local circuit switching. As of the filing of this annual report, the full text of the FCC’s order is not available. Additionally, following that order’s publication in the Federal Register, interested parties will be able to request FCC reconsideration or judicial review of that order. Consequently, we cannot at this time state with any certainty the impact of that order upon our business. The availability of unbundled network platforms and a wide variety of available unbundled network elements could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities (but instead rely, in whole or in part, on the facilities of the incumbent); conversely, the limiting of elements and platforms available on an unbundled basis may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities.

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

Universal Service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications

Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a Universal Service Fund. There is an exemption for providers whose contribution would be less than $10,000 in a particular year. The FCC is conducting a comprehensive review of the rules governing contributions to USF and recovery of those contributions from customers. For example, the FCC is considering whether to base contributions on the number of end user connections, including those used for cable modem services, provided by a company. If adopted, such a rule would significantly increase Knology’s contribution obligations, although its competitors’ obligations would also increase. Knology, Interstate Telephone and Valley Telephone presently contribute to the fund. We cannot be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

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

The FCC has adopted an order the MAG Plan, to reform interstate access charges and universal service support for rate-of-return incumbent local exchange carriers such as Valley Telephone. The MAG Plan is designed to lower access charges toward cost, replace implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers, and provide certainty and stability for the small and mid-sized local telephone companies serving rural and high-cost areas by permitting them to continue to set rates based on a rate-of-return of 11.25 percent, thereby encouraging rural investment. The MAG Plan, as adopted, will reduce switched access fees for small incumbent local exchange carriers and protect universal service in areas served by those incumbent local exchange carriers. Although the MAG Plan significantly reduces per-minute access charge revenues to these carriers, it is designed to protect them for at least the term of the plan from potentially much larger revenue reductions. Petitions for reconsideration of the MAG Plan are currently pending before the FCC and the FCC has sought further comment on certain proposals related to the MAG Plan.

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

Line Sharing. Where an incumbent local exchange carrier provides voice service to a customer (and subject to certain technical conditions), the FCC has required incumbent local exchange carriers, like BellSouth, to offer to unaffiliated telecommunications carriers on an unbundled basis the high-frequency portion of the incumbent’s loops or subloops (lines connecting customer premises to the switch used for basic telephone service). This requirement, known as “line sharing,” was designed, in part, to reduce the costs of the incumbent’s competitors’ provision of digital subscriber line, or DSL, services to small businesses and residential customers. The Court of Appeals for the D.C. Circuit reversed the FCC’s line sharing order in the same decision discussed earlier, under Unbundled Network Elements, and the FCC’s recently-adopted remand order held that the high-frequency portion of the loop is not an unbundled network element (although the entire loop is such an element). The FCC has adopted a three-year transition period to implement this rule change. The FCC’s decision could benefit us by eliminating a discount available to companies competing with our broadband services; however, because that order is still subject to agency and judicial review, we cannot state with certainty what the impact on our business may be.

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

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2002, we had approximately $252.4 million of outstanding indebtedness, including accrued interest, and our stockholders’ equity was $184.5 million. We currently pay interest in cash on our credit facilities and will be required to pay interest in cash on our outstanding 12% senior notes due 2009 beginning in November 2004. We may incur additional indebtedness in the future. Our level of indebtedness could adversely affect our business in a number of ways, including:

•           we may have to dedicate a significant amount of our available funding and cash flow from operating activities to the payment of interest and the repayment of principal on outstanding indebtedness;

•           depending on the levels of our outstanding debt, we may have trouble obtaining future financing for working capital, capital expenditures, general corporate and other purposes;

•           high levels of indebtedness may limit our flexibility in planning for or reacting to changes in our business; and

•           increases in our outstanding indebtedness and leverage will make us more vulnerable to adverse changes in general economic and industry conditions, as well as to competitive pressure.

Our earnings were not sufficient to cover our fixed charges in 2002. Our ability to make future principal and interest payments depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

•          seek additional financing in the debt or equity markets;

•          refinance or restructure all or a portion of our debt;

•          sell selected assets; or

•          reduce or delay planned capital expenditures.

These measures may not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

Restrictions on our business imposed by our debt agreements could limit our growth or activities.

Our indenture and our credit agreements place operating and financial restrictions on us and our subsidiaries. These restrictions, and any restrictions created by future financings, will affect our and our subsidiaries’ ability to, among other things:

•          incur additional debt or issue mandatorily redeemable equity securities;

•          create liens on our assets;

•          make investments and certain capital expenditures;

•          use the proceeds from any sale of assets;

•          make distributions on or redeem our stock;

•          consolidate, merge or transfer all or substantially all our assets;

•          enter into transactions with affiliates;

•          utilize revenues except for specified uses; and

•          utilize excess liquidity except for specified uses.

In addition, our existing credit facilities require us to maintain specified financial ratios, such as a maximum leverage ratio and a minimum debt service coverage ratio. We are also required to maintain a minimum level of liquidity. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at scheduled maturity.

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

Pending and future acquisitions and joint ventures could strain our business and resources.

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

Our business depends on our ability to obtain new franchises in a timely manner and on acceptable terms and conditions. We may not be able to obtain franchises in new markets on terms that will make construction of a network and provision of broadband communications services economically attractive for us. We have been awarded a franchise in Louisville, Kentucky, but it is being contested by the incumbent cable provider. Until litigation relating to the Louisville franchise is resolved, we do not plan to begin construction of our network in that market.

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

We may encounter difficulties in implementing and developing new technologies.

We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as video-on-demand, subscriber video-on-demand, digital video recording, interactive television, IP Centrex services and passive optical network services. We have also invested in our new enterprise management system. However, existing and future technological implementations and developments may allow new competitors to emerge, reduce our network’s competitiveness or require expensive and time-consuming upgrades or additional equipment, which may also require the write-down of existing equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

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

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise.  On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that our franchise was more favorable than Insight’s franchise.  Insight’s complaint suspended our franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case.  In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight.  In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint.  Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling.  Insight sought discretionary review of the Kentucky Court of Appeals ruling by the Kentucky Supreme Court and that request is pending.

On November 8, 2000, we filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of our franchise.  In March 2001, the U.S. District Court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss.  At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

The increased revenues from video, voice and data and other services are primarily due to rate increases and an increase in the number of connections, from 238,942 as of December 31, 2001, to 293,149 as of December 31, 2002. Rate increases accounted for approximately 13% of the increased revenues for the year ended December 31, 2002, and the increase in the number of connections accounted for approximately 87% of the increased revenue for the same period. The additional connections primarily resulted from:

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

We have experienced operating losses as a result of the expansion of our network and services into new and existing markets. We expect to continue to focus on increasing our customer base and expanding our broadband operations. Accordingly, we expect that our operating expenses and capital expenditures will continue to increase as we extend our interactive broadband network in accordance with our business plan.

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

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 179,223 as of December 31, 2000, to 238,942 as of December 31, 2001. Rate increases accounted for approximately 1% of the increased revenues for the year ended December 31, 2001, and the increase in connections accounted for approximately 99% of the increased revenues for the same period. The additional connections primarily resulted from:

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

The following table sets forth our long-term debt, capital lease and operating lease obligations for 2003, for the following five years and thereafter.  The long-term debt obligations are our cash debt service obligations, including both principal and interest.  The capital lease obligations are our future rental payments under one lease with a 10-year term.   Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 1, 2003.

	Payment due by period
Contractual obligations	Total	January 1, 2003 through December 31, 2003	January 1, 2004 through December 31, 2006	January 1, 2007 through December 31, 2008	After December 31, 2008
	(dollars in thousands)
Long-term debt obligations	$402,751	$4,964	$ 104,407	$ 33,761	$ 259,619
Capital lease obligations	448	30	120	60	238
Operating lease obligations	9,770	1,711	4,257	773	3,029

Total	$412,969	$6,705	$ 108,784	$ 34,594	$ 262,886

In addition to the contractual commitments described above, we have entered into contracts with various entities to provide programming to be aired on our network.  We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees.   We estimate that we will pay approximately $34.7 million in programming fees under these contracts during 2003.

Programming has been our largest single operating expense and we expect this to continue. In recent years, the cable industry has experienced rapid increases in the cost of programming, particularly sports programming. Our relatively small base of subscribers limits our ability to negotiate lower programming costs. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.  We expect these increases to continue, and we may not be able to pass our programming cost increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. Any inability to pass programming cost increases on to our customers would have an adverse impact on our gross profit.

As discussed above, we expect to spend $40.0 million in capital expenditures in 2003.  We expect to fund the contractual obligations discussed above, programming costs and expected capital expenditures through internally generated funds, borrowings permitted under our indenture and other credit facilities, and the proceeds of future equity offerings.

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

ITEM 14.       CONTROLS AND PROCEDURES

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Joint Plan of Reorganization of Knology Broadband, Inc. filed with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, by Knology, Inc. and Knology Broadband, Inc., on September 18, 2002, confirmed on October 22, 2002 and effective on November 6, 2002 (previously filed).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Indenture, dated as of November 6, 2002, by and between Knology Inc. and Wilmington Trust Company, as Trustee, relating to the 12% Senior Notes Due 2009 of Knology, Inc. (previously filed).

4.2	Form of Senior Note (contained in Exhibit 4.1).

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

10.1.3

Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (previously filed).

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

10.32.1	Amended and Restated Credit Agreement, between certain subsidiaries of Knology Broadband, Inc. and Wachovia Bank, National Association, dated October 22, 2002 (previously filed).

10.32.2	Note Payable to Wachovia, dated October 22, 2002 (previously filed).

10.32.3	Reaffirmation Agreement, dated October 22, 2002 (previously filed).

10.32.4	Collateral Agreement, dated October 22, 2002 (previously filed).

10.33	Tax Separation Agreement between ITC Holding and Knology, Inc. (Incorporated herein by reference for Exhibit 10.59 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

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

10.52.9	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Consent, Waiver and Amendments to Master Loan Agreement, dated June 6, 2002 (previously filed).

10.52.10	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Amendments to Master Loan Agreement, dated July 3, 2002 (previously filed).

10.52.11	Amended and Restated First Supplement to Master Loan Agreement, dated June 6, 2002 (previously filed).

10.52.12	Continuing Guaranty by Knology of Knoxville, Inc., dated November 6, 2002 (previously filed).

10.52.13	Security Agreement by Knology of Knoxville, Inc., dated November 6, 2002 (previously filed).

10.52.14	Continuing Guaranty by Knology, Inc., dated November 6, 2002 (previously filed).

10.52.15	Continuing Guaranty by Knology Broadband, Inc., dated November 6, 2002 (previously filed).

10.52.16	Companion Continuing Guaranty by Knology Broadband, Inc., dated November 6, 2002 (previously filed).

10.53	Registration Rights Agreement, dated November 6, 2002, by and between Knology, Inc. and SCANA Communications Holdings, Inc. (previously filed).

21.1	Subsidiaries of Knology, Inc. (previously filed).

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of President and Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350. (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350. (Section 906 of the Sarbanes-Oxley Act of 2002).

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

Chad S. Wachter General Counsel, Vice President and Secretary

November 20, 2003

(DATE)

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

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

OPERATING REVENUES:
Video	$41,821	$48,834	$60,752
Voice	34,943	44,793	58,742
Data services and other	5,809	12,562	22,372

Total operating revenues	82,573	106,189	141,866

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	31,010	32,469	41,007
Selling, general and administrative expenses	58,725	73,322	79,837
Costs of services	31,010	32,469	41,007
Depreciation and amortization	60,672	78,954	80,533
Reorganization professional fees	0	0	3,842
Gain on debt extinguishment (Note 4)	0	(31,875)	(109,804)
Asset impairment	0	0	9,946
Non-cash stock option compensation	0	0	3,266
Litigation fees (Note 6)	0	0	1,244

Total operating expenses	150,407	152,870	(109,871)

OPERATING (LOSS) INCOME	(67,834)	(46,681)	31,995

OTHER INCOME (EXPENSE):
Interest income	4,858	2,724	395
Interest expense (contractual interest of $41,619 for the twelve months ended December 31, 2002)	(39,715)	(42,793)	(36,266)
Affiliate interest expense, net	(2)	0	0
Gain on adjustment of warrants to market	0	0	2,865
Other expense, net	(1,373)	(834)	(321)

Total other expense	(36,232)	(40,903)	(33,327)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(104,066)	(87,584)	(1,332)
INCOME TAX BENEFIT (PROVISION)	3,170	(2,789)	0

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(100,896)	(90,373)	(1,332)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	0	(1,294)

NET LOSS	(100,896)	(90,373)	(2,626)
NON-CASH DISTRIBUTION TO PREFERRED STOCKHOLDERS (Note 8)	0	(36,579)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(100,896)	$(126,952)	$(2,626)

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

The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142 as of January 1, 2003 and will perform this test annually on January 1. The Company uses a two step process to test for impairment to the carrying value of goodwill in accordance with SFAS No. 142. The first step of the process compares the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. Each geographic operating unit is deemed to be a reporting unit for testing purposes. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

The Company accounts for the impairment of amortizable intangible assets in accordance with SFAS No. 144 as described under Long-lived assets. Based on the results of the goodwill impairment test, the Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle.

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

COST OF SERVICES

Cost of services related to video consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and is generally based on the average number of subscribers to each program. Cost of services related to voice and data services and other consists primarily of transport cost and network access fees specifically associated with each of these revenue streams.

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

INSTALLATION FEES

The Company recognizes installation revenue when the customer is initially billed for the connection of services as the direct selling costs exceed installation revenue on a per customer basis. The direct selling costs are expensed in the period incurred.

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