Form 10-K
period 2003-12-31
KNOLOGY INC
filed 2004-03-30
CIK 1096788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Common Stock

Options to Purchase Shares of Common Stock

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003, is not applicable, as no public market existed on that date for the voting or non-voting common equity of the registrant.

As of January 31, 2004, we had 21,568,430 shares of common stock and 2,170,127 shares of non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant’s proxy statement on Schedule 14A for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

For convenience in this annual report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

ITEM 1. BUSINESS

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We were the 26th largest cable television provider in the United States as of June 2003. As of and for the year ended December 31, 2003, we had approximately 382,000 total connections, our revenues were $172.9 million and we had a net loss of $87.8 million. Video, voice and data revenues accounted for approximately 42%, 40% and 18%, respectively, of our consolidated revenues for the year ended December 31, 2003.

We provide our services over our wholly owned, fully upgraded 750 MHz interactive broadband network. As of December 31, 2003, our network passed approximately 737,000 marketable homes. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for six years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We offer video and data services in Pinellas County, Florida and have begun to enhance our network assets in that market to provide voice services. We target markets based on criteria that include population densities and demographic profiles that we believe to be favorable and competitive dynamics that enable us to be the first provider of bundled video, voice and data services in our markets.

We also provide video services in Cerritos, California, but do not currently intend to upgrade or enhance this network to provide additional services. We have previously announced our intention to dispose of our Cerritos, California operations, which we acquired as part of the Verizon Media acquisition described below, but there can be no assurance that we will be able to do so on terms that are attractive to us.

We have built our company through:

•	acquisitions of other cable companies, networks and franchises;

•	upgrades of acquired networks to introduce expanded broadband services, including bundled voice and data services;

•	construction and expansion of our broadband network to offer integrated video, voice and data services; and

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base, along with new service offerings.

On December 23, 2003, we completed a public offering of our common stock. Including the shares issued on January 13, 2004, pursuant to the exercise of the underwriters’ over-allotment option, we issued approximately 6.9 million shares at a per share price to the public of $9.00, and our net proceeds were approximately $56.3 million.

In December 2003, we completed the acquisition from Verizon Media Ventures Inc., a wholly owned subsidiary of Verizon Communications Inc., of substantially all of the assets of the cable systems in Pinellas County, Florida and Cerritos, California operated by Verizon Media, including all franchises, leases for real property, customer agreements, accounts receivable, prepaid expenses, inventory and equipment. We also licensed certain intellectual property related to each network and assumed liabilities under acquired contracts, certain current liabilities and certain operating liabilities to the extent they related to the acquired network assets.

We paid an aggregate of approximately $18.8 million in cash for the Verizon Media acquisition, which was funded with the net proceeds of our common stock offering. In connection with the completion of this acquisition, we also issued to a prior prospective purchaser and certain of its employees warrants to purchase one million shares of our common stock with an exercise price of $9.00 per share in exchange for the release of the prospective purchaser’s exclusivity rights with Verizon Media.

Our Industry

In recent years, regulatory developments and advances in technology have substantially altered the competitive dynamics of the communications industry and blurred the lines among traditional video, voice and data providers. The Telecommunications Act of 1996 and its implementation through FCC regulation have encouraged competition in these markets. Advances in technology have made the transmission of video, voice and data on a single platform feasible and economical. Communications providers seek to bundle products to leverage their significant capital investments, protect market share in their core service offerings from new sources of competition, and achieve operating efficiencies by providing more than one service over their networks at lower incremental costs while increasing revenue from the existing customer base.

Incumbent cable operators have initially focused on offering high-speed data services in addition to their core services as the beginning of their bundling strategies. The residential broadband market is expected to grow rapidly in the United States from 21.6 million online homes at the end of 2003 to 30.4 million online homes at the end of 2005. Cable providers can provide two-way data services on their upgraded networks to residential customers using cable modems at the customer’s location, which are capable of delivering speeds up to 10 megabits per second, but are generally offered at speeds of one to two megabits per second. The National Cable & Television Association reports that the U.S. cable industry provided data services via cable modems to 12 million customers in April 2003. Incumbent local telephone providers are also bundling high-speed data services with their core products primarily through DSL.

The next phase of the cable operators’ bundling strategy will be to deliver voice services to their customers. Most of the major providers have announced plans to roll out voice over Internet Protocol services in the next few years. Some operators have circuit-switched networks in some of their markets that are capable of offering voice services. As of September 30, 2003, there were approximately 2.3 million cable voice customers in the United States. However, most cable providers will need to incur additional capital costs to upgrade their existing networks for voice capability. In addition, they will need to devote and develop significant management resources for the deployment of voice services on a large scale.

We believe the future of the industry will include a broader competitive landscape in which communications providers will offer bundled video, voice and data services and compete with each other based on scope and depth of the service offering, pricing and convenience. While many competitors have begun to offer bundled services in response to these industry factors, few have been able to offer a full suite of services on a large scale. We believe we are currently the only provider in our markets to offer a complete bundle of video, voice and data services, and as of June 2003, we had the highest penetration of voice and data services to our video customers in the industry.

Our Strategy

Our goal is to be the leading provider of integrated broadband communications services to residential and business customers in our target markets and to fully leverage the capacity and capability of our interactive broadband network. The key components of our strategy include:

•	Focus on offering fully integrated bundles of video, voice and data services. We provide video, voice and data services over our broadband network and promote the adoption of these services by new and existing customers in bundled offerings. Bundling is central to our operating strategy and provides us with meaningful revenue opportunities, enables us to increase penetration and operating efficiencies, facilitates customer service, and reduces customer acquisition and installation costs. We believe that offering our customers a bundle of video, voice and data services allows us to maximize the revenue generating capability of our network, increase revenue per customer, provide greater pricing flexibility and promote customer retention.

•	Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. We have completed our network upgrade in nine of our current markets, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We are at the forefront of innovation in technology and have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, interactive television, IP Centrex services and passive optical network services in those markets. We have begun to enhance our network assets in Pinellas County, Florida to provide voice services and plan to begin offering these services by the end of 2004. We believe that this network enhancement will be completed within two years.

•	Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. Through our call center, which we operate 24 hours a day, seven days a week, we deliver personalized and responsive customer care that promotes customer loyalty. Through our network operations center, we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. As we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have introduced a new enterprise management system that will enhance our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services. Currently, none of our competitors in our markets provide their customers the option of a single bill for the complete bundle of video, voice and data services offered.

•	Pursue expansion opportunities. We have a history of acquiring, integrating, upgrading and expanding systems, enabling us to offer bundled video, voice and data services and increasing our revenue opportunity, penetration and operating efficiency. To augment our organic growth, we will pursue value-enhancing expansion opportunities meeting our previously described target market criteria that allow us to leverage our experience as a bundled broadband provider and endorse our operating philosophy of delivering profitable growth. These opportunities include acquisitions and edge-out expansion in new or existing markets. We will continue to evaluate growth opportunities based on targeted return requirements.

Our Interactive Broadband Network

Our network is critical to the implementation of our operating strategy, allowing us to offer bundled video, voice and data services to our customers in an efficient manner and with a high level of service. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

•	redundant fiber routing and use of a network protocol which enables the very rapid, automatic redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

•	network monitoring to the customer premises for all digital video, voice and data services.

Technical overview

Our interactive broadband network consists of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communications medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system’s main high capacity fiber-optic cables connect to multiple nodes throughout a network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers, generally 500 homes. We have sufficient fibers in our cables to further subdivide our nodes to 125 homes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing video and data transmission and telephone service.

As of December 31, 2003, our network consisted of approximately 10,000 miles of network and passed approximately 737,000 marketable homes and serving approximately 381,000 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that if there is a single point of failure on a fiber ring, our service will continue. By comparison, most traditional cable television systems do not have redundant architectures.

We provide power to our systems from locations along each network called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by hubs are equipped with back-up power. Our redundant fiber-optic cables and network powering systems allow us to provide circuit-based voice services consistent with industry reliability standards for traditional telephone systems.

We monitor our network 24 hours a day, seven days a week from our network operations center in West Point, Georgia. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

Video

We offer video services over our network in the same way that traditional cable companies provide cable TV service. Our network is designed for an analog and digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to the distribution point within our customers’ neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Voice

We offer telephone service over our broadband network in much the same way local phone companies provide service. We install a network interface box outside a customer’s home, sometimes requiring that we add wiring inside the premises, and we provide dial tone service. Our network interconnects with those of other local phone companies. We provide long-distance service using leased facilities from other telecommunications service providers. We have two Class 5, full-featured Nortel DMS 500 switches located in West Point, Georgia and nearby Huguley, Alabama that direct all of our voice traffic and allow us to provide enhanced custom calling services including call waiting, call forwarding and three-way calling. We also operate a telephone system in Valley, Alabama and West Point, Georgia, where we are the rural incumbent telephone company.

Data

We provide Internet access using high-speed cable modems in much the same way customers currently receive Internet services over modems linked to the local telephone network. The cable modems we presently use are significantly faster than dial-up modems generally in use today. Our customers’ Internet connections are always on, and there is no need to dial-up for access to the Internet or wait to connect through a port leased by an Internet service provider. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

Our Bundled Service Offering

We offer a complete solution of video, voice and data services in all of our markets, except for those markets we acquired from Verizon Media. We have begun to enhance our network assets in Pinellas County, Florida that we acquired from Verizon Media to provide voice services and plan to begin offering these services by the end of 2004. We believe that this network enhancement will be completed within two years.

We offer a broad range of service bundles designed to address the varying needs and interests of existing and potential customers. We sell individual services at prices competitive to those of the incumbent providers, but attractively price additional services from our bundle. Bundling our services enables us to increase penetration and operating efficiencies, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Our bundled strategy means that we may deliver more than one service to each customer, and therefore we report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases local video, voice and data services would count as three connections.

Video services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2003, we provided video services to 183,783 customers. As of December 31, 2003, 25% of our video customers subscribed for digital video. We offer only analog video service in Cerritos, California and do not intend to upgrade that network to provide digital video services or other enhanced services.

Our analog video service offering comprises the following:

•	Basic Service: All of our video customers receive a package of basic programming, which generally consists of local broadcast television and local community programming, including public, government and educational access channels.

•	Expanded Basic Service: This expanded programming level includes approximately 190 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel, Nickelodeon and various home shopping networks.

•	Premium Channels: These channels provide commercial-free movies, sports and other special event entertainment programming, such as HBO, Showtime and Cinemax and are available through our expanded basic and digital tiers of services.

•	Pay-Per-View: These channels allow customers to pay on a per event basis to view feature movies, live and taped sports events, concerts and other special features.

We have offered digital video service since November 1998. Our state-of-the-art technical platform enables us to provide an attractive service offering of extensive programming as well as interactive services. Our digital video service consists of approximately 190 digital channels of programming, including our expanded basic cable service. We have recently introduced new service offerings to strengthen our competitive position and generate additional revenues, including video-on-demand, subscriber video-on-demand and interactive television. Video-on-demand permits customers to order movies and other programming on demand with VCR-like functions for a fee-per-viewing basis. Subscriber video-on-demand is a similar service that has specific content available from our premium channel offerings for an incremental charge. Interactive television allows customers access to on-demand content, providing news, weather, sports, horoscopes, games and programming information and the ability to send and receive e-mails from their television sets. These services are currently available in select markets and can be offered quickly in other markets to respond to competitive dynamics in our markets.

We are in the early stages of deploying high definition television and digital video recorder. High definition television service complements the growing prevalence of high definition televisions available in the marketplace today, and offers a clearer picture and all-digital sound. Digital video recorder is a service available with certain set-top boxes, which allows the customer to record live programming digitally and view simultaneously, or at a later date.

Voice services

Our voice services include local and long-distance telephone services. Our telephone packages can be customized to include different options of the following core services:

•	local area calling plans;

•	flat-rate local and long-distance plans;

•	a variety of calling features; and

•	measured toll packages based on usage.

For local service, our customers pay a fixed monthly rate, plus additional charges per month for custom and advanced calling features such as call waiting, caller ID and voicemail. We provide other telephone features for an additional charge. We also offer off-net voice services to a small number of customers through an arrangement with a local utility provider in Newnan, Georgia.

Data services

We offer tiered data services to both residential and business customers that include high-speed connections to the Internet using cable modems. Because a customer’s Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. In mid-2002, we introduced IntroNet, a high speed service aimed at first-time or dial-up Internet users. IntroNet is available at speeds between 56K and 128K, which is faster than traditional dial-up, but slower than our typical high-speed service, and priced at a discount to our faster product. The IntroNet product has been successful in capturing additional market share for us and providing a customer base to which higher speed data services may be marketed. Our data packages generally include the following:

•	speed up to two megabits per second;

•	specialized technical support 24 hours a day, seven days a week;

•	access to exclusive local content, weather, national news, sports and financial reports;

•	value-added features such as e-mail accounts, on-line storage, spam protection and parental controls; and

•	a DOCSIS-compliant modem installed by a trained professional.

Business services

Our broadband network also supports services to business customers, and accordingly, we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering to these business customers. We also have developed new products to meet the more complex voice and data needs of the larger business sector. We offer passive optical network service, which enables our customers to have T-1 voice services and data speeds of up to 100 megabits per second. We have introduced our Matrix product offering, which can replace customers’ aging, low functionality PBX products with an IP Centrex voice and data service that offers more flexible features at a lower cost. In addition, we offer a virtual private network service to provide businesses with multiple sites the ability to exchange information privately among their locations over our network. We serve our business customers from locally based business offices with 24 hours a day, seven days a week customer service and network support. Unlike most of our competitors who generally only build their fiber networks in the downtown area of our markets, our core fiber network passes within 2,000 feet of most business customers we serve in our markets. This provides us with a bandwidth availability and a cost advantage over our competitors. We deliver a complete fiber path from our core fiber network to the business customer location, providing a scalable platform which increases network reliability and eliminates problems associated with the delivery of business services over traditional copper wire.

Broadband carrier services

We use extra, unused capacity on our network to offer wholesale services to other local and long distance telephone companies, Internet service providers and other integrated services providers. We call these services our broadband carrier services. While this is not a part of our core strategy, we believe our interactive broadband network offers other service providers a reliable and cost competitive alternative to other telecommunications service providers.

Customer Service and Billing

Customer service

Customer service is an essential element of our operations and marketing strategy, and we believe our quality of service and responsiveness differentiates us from many of our competitors. A significant number of our employees are dedicated to customer service activities, including:

•	sales and service upgrades;

•	customer activations and provisioning;

•	service issue resolutions; and

•	administration of our customer satisfaction programs.

We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products and currently exceed the industry standards for call answer times. We operate a centralized customer phone center in Augusta, Georgia, which handles all customer service transactions other than network trouble calls, which we handle locally. In addition, we provide our business customers with local customer service, which we believe improves our responsiveness to customer needs and distinguishes our product in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings and is consistent with our bundling strategy.

We monitor our network 24 hours a day, seven days a week. Through our network operations center, we monitor our digital video, voice and data services to the customer level and our analog video services to the node level. We strive to resolve service delivery problems prior to the customer being aware of any service interruptions.

Billing

We are an early adopter of a single billing platform for video, voice and data services, which is part of an enterprise management system that we are currently implementing system wide. This system, which was developed to our specifications, will enable us to send a single bill to our customers for video, voice and data services. We have completed implementation of the new system in seven markets and intend to complete implementation in the two remaining markets in the southeastern United States in 2004.

Sales and Marketing

Sales and Marketing Strategy

We believe that we are the first provider of a bundled video, voice and data communications service package in our current markets, and we intend to replicate this strategy in new markets that we target. Our sales and marketing materials emphasize the convenience, savings and improved service that can be obtained by subscribing to bundled services.

We position ourselves as the local provider of choice in our markets, with a strong local customer interface and community presence, while simultaneously taking advantage of economies of scale from centralization of certain marketing functions.

We have a sales staff in each of our markets including managers and direct sales teams for both residential and business services. Our standard residential team consists of direct sales, outbound sales, and front counter sales as well as support personnel. Our business services sales team consists of our account executives, specialized business installation coordinators and dedicated installation service teams. Our call center sales team handles all inbound telemarketing sales.

Our sales team is cross-trained on all our products to support our bundling strategy. Our sales team is compensated based on connections and is therefore motivated to sell more than one product to each customer. During the first nine months of 2003, our new sales consisted of an average of 2.5 connections per sale. Our marketing and advertising strategy is to target bundled service prospects utilizing a broad mix of media tactics including broadcast television, radio, newspaper, outdoor space, Internet and direct mail. We have utilized database-marketing techniques to segment and target our prospect base to increase response and reduce acquisition costs. We have different strategies for marketing to customers in newly constructed network areas and to customers in mature network areas. In new markets, we focus on targeted direct mail prior to the activation of service followed by door-to-door solicitations and telemarketing as we activate each node.

When we market our services in a more mature market, we use broadcast marketing tactics to increase awareness, brand recognition and new customer acquisitions. We then assign territories to individual direct sales representatives. By assigning the territories to specific representatives, we have the ability to adjust sales techniques to fit the profile of different types of buyers in particular sales territories. We also focus heavily on marketing additional services to those customers who have previously subscribed to one or two of our services. We utilize telemarketing to sell additional services to our current customer base as well as to contact previous customers for win-back campaigns.

We have implemented several retention and customer referral tactics including customer newsletters, personalized e-mail communications and loyalty programs. These programs are designed to increase loyalty, retention and up sell among our current base of customers.

Pricing For Our Products and Services

We attractively price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. Our introductory three-

service bundle, the IntroNet Analog, includes our expanded basic cable, local telephone service with 300 minutes of free domestic long-distance per month and features such as caller ID and call waiting, and our 128 kilobits per second IntroNet Internet service. We also offer two- and three-service bundled packages with additional features, such as premium channels and video-on-demand for video services and two megabits per second Internet access. Customers can tailor our bundled packages to their individual needs.

We also sell individual services at prices competitive to those of the incumbent providers. An installation fee, which is often waived during certain promotional periods for a standard installation, is charged to new and reconnected customers. We charge monthly fees for cable customer premise equipment.

Programming

We purchase our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative, which enables us to take advantage of volume discounts. As of December 31, 2003, approximately 62% of our programming is sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

We currently serve the following markets with our interactive broadband network:

Year Added	Source	Market	Total Homes In Franchise Area	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	94,000	1995	1997	1997
1995	Acquired	Columbus, GA	62,000	1995	1998	1998
1997	Acquired	Panama City, FL	66,000	1997	1998	1998
1998	Acquired	Huntsville, AL	80,000	1998	1999	1999
1998	Built	Charleston, SC	140,000	1998	1998	1998
1998	Built	Augusta, GA	96,000	1998	1998	1998
1999	Acquired	West Point, GA	12,000	1999	1999	1999
2000	Built	Knoxville, TN	95,000	2001	2001	2001
2003	Acquired	Cerritos, CA	15,000	2003	—	—
2003	Acquired	Pinellas, FL	415,000	2003	2004	2003

We also hold franchise rights to develop systems in Nashville, Tennessee and Louisville, Kentucky, which we are evaluating for future expansion. The incumbent cable provider in Louisville is currently contesting our franchise in that city.

New Markets

We plan to evaluate expansion of our operations to southeastern or other markets that have the size, market conditions, demographics and geographical location suitable for our business strategy. We plan to evaluate target cities that have the following characteristics, among others:

•	targeted return requirements;

•	an average of at least 70 homes per mile;

•	competitive dynamics that allow us to be the leading provider of integrated video, voice and data services; and

•	conditions that will afford us the opportunity to capture a substantial number of customers.

Competition

We compete with a variety of communications companies because of the broad number of video, voice and data services we offer. Competition is based on service, content, reliability, bundling, value, and convenience. While some of our competitors offer more than one of these services, none of our competitors currently offer in our markets the full bundle of services that we provide. Virtually all markets for video, voice and data services are extremely competitive, and we expect that competition will intensify in the future. Our competitors are often larger, better-financed companies with greater access to capital resources. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, economies of scale and scope, and control of limited conduit relationships.

Video services

Cable television providers. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors currently include Bright House, Charter, Comcast, Mediacom and Time Warner. Satellite television providers. We encounter competition from direct broadcast satellite systems, including DirecTV and Echostar, that transmit signals to small dish antennas owned by the end-user.

According to industry sources, satellite television providers presently serve approximately 14% of pay television customers in the United States; however, the satellite provider penetration in our markets is substantially less. Competition from direct broadcast satellites could become significant as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for customers. As a result, we expect competition from these companies to increase.

Other television providers. Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. These competitors include satellite master antenna television systems and local telephone companies.

We compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multiunit complexes through a satellite master antenna—a single satellite dish for an entire building or complex. These systems are generally free of any regulation by state and local governmental authorities. Pursuant to the Telecommunications Act of 1996, these systems, called satellite master antenna television systems, are not commonly owned or managed and do not cross public rights-of- way and, therefore, do not need a franchise to operate.

The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from them. Several major local telephone companies, including BellSouth, have announced plans to provide video services to homes.

In addition to other factors, we compete with these companies using programming content, including the number of channels and the availability of local programming. We obtain our programming by entering into contracts or arrangements with video programming suppliers. A programming supplier may enter into an exclusive arrangement with one of our video competitors, creating a competitive disadvantage for us by restricting our access to programming.

Voice services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and voice over Internet Protocol telephone providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, BellSouth, MCI, Sprint and Verizon.

We expect to continue to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets.

The past several years have seen the emergence in local telephone markets of carriers relying principally, if not exclusively, on unbundled network element platform access obtained from incumbent local exchange carriers and the FCC’s regulations. We believe that some of these carriers have been successful in capturing market share in our markets. In the FCC’s Triennial Review Order, the framework was established whereby the obligations of incumbent local exchange carriers to continue to make available the unbundled network element platform may be eliminated in the future subject to certain conditions being satisfied and certified by state public service commissions. If the FCC regulations permit the incumbent local exchange carriers to increase the price of using their networks or eliminate the availability of portions of their network, the competitive impact of unbundled network element platform providers may decrease.

We believe that wireless telephone service, such as cellular and personal communication services, or PCS, currently is viewed by consumers as a supplement to, not a replacement for, traditional telephone service. Wireless service generally is more expensive than traditional local telephone service and is priced on a usage-sensitive basis. However, the rate differential between wireless and traditional telephone service has begun to decrease and is expected to further decrease and lead to more competition between providers of these two types of services.

Data services

Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from greater experience, resources, marketing capabilities and name recognition.

In providing data services, we compete with:

•	traditional dial-up Internet service providers;

•	incumbent local exchange carriers that provide dial-up and DSL services;

•	providers of satellite-based Internet access services;

•	competitive local exchange carriers; and

•	cable television companies.

A large number of companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies such as AOL and Microsoft Corporation offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer data services over telephone lines using computer modems. Some of these data service providers also offer high-speed integrated services using digital network connections and DSL connections to the Internet, and the focus on delivering high-speed services is expected to increase.

Cable television companies have entered the Internet access market. The incumbent cable television company in each of our markets currently offers high-speed Internet access services.

Legislation and regulation

The cable television industry is regulated by the FCC, some state governments and most local governments. Telecommunications carriers are regulated by the FCC and state public utility commissions. Providers of Internet services generally are not subject to regulation. Federal legislative and regulatory proposals under consideration may materially affect the cable television, telecommunications services, and Internet services industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of relevant state and local laws.

Future federal and state legislative and regulatory changes may affect our operations and the impact of such legislative or regulatory actions on our operations may be beneficial or adverse. The following description of certain major regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Federal Regulation

Cable Television Consumer Protection and Competition Act of 1992

The Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, increased the regulation of the cable industry by imposing rules governing, among other things:

•	rates for tiers of cable video services;

•	access to programming by competitors of cable operators and restrictions on certain exclusivity arrangements by cable operators;

•	access to cable channels by unaffiliated programming services;

•	terms and conditions for the lease of channel space for commercial use by parties unaffiliated with the cable operator;

•	ownership of cable systems;

•	customer service requirements;

•	mandating carriage of certain local television broadcast stations by cable systems and the right of television broadcast stations to withhold consent for cable systems to carry their stations;

•	technical standards; and

•	cable equipment compatibility.

•	The legislation also encouraged competition with existing cable television systems by:

•	allowing municipalities to own and operate their own cable television systems without a franchise;

•	preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system’s service area; and

•	prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

Telecommunications Act of 1996

The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The Act placed certain requirements on most incumbent local exchange carriers to open their networks to competitors, resell their services at a wholesale discount, and permit other carriers to collocate equipment on incumbent local exchange carrier premises. Rural carriers may be exempt from these incumbent local exchange carrier requirements, as currently is the case with our incumbent local exchange carrier subsidiaries, Interstate Telephone and Valley Telephone. The following is a summary of the interconnection and other rights granted by this Act that are most important for full local telecommunications competition, and our belief as to the effect of the requirements, assuming vigorous implementation.

•	interconnection of competitors with the networks of incumbents and other carriers, which permits customers of competitors to exchange traffic with customers connected to other networks;

•	local loop unbundling, which allows competitors to selectively gain access to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices with customer premises, thereby enabling competitors to serve customers on a facilities basis not directly connected to their networks;

•	reciprocal compensation, which mandates arrangements for local traffic exchange between both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving competitors’ margins for local service;

•	number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to a different carrier’s local voice services; and

•	dialing parity, which enables competitors to provide telephone numbers to new customers on the same basis as the incumbent carrier.

This Act also permitted regional Bell operating companies under certain conditions to apply to the FCC for authority to provide long-distance services.

The Act also included significant changes in the regulation of cable operators. For example, the FCC’s authority to regulate the rates for “cable programming service” tiers, that is all tiers other than the lowest level “basic service tier,” of all cable operators expired on March 31, 1999. The legislation also:

•	repealed the anti-trafficking provisions of the 1992 Cable Act, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

•	allows cable operators to enter telecommunications markets which historically have been closed to them;

•	limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

•	adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network; and

•	allows some telecommunications providers to begin providing competitive cable service in their local service areas.

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

Program access. To promote competition with incumbent cable operators by independent cable programmers, the 1992 Cable Act placed restrictions on dealings between cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited from favoring those cable operators over competing distributors of multichannel video programming, such as satellite television operators and competitive cable operators such as us. These restrictions are designed to limit the ability of vertically integrated satellite cable programmers from offering exclusive programming arrangements or preferred pricing or non-price terms to cable operators. Congress and the FCC have considered, but not adopted, proposals to expand the program access rights of cable competitors such as us, including the possibility of applying all program access requirements to terrestrially delivered video programming and all video programmers. The program access rules will “sunset” on October 5, 2007, unless further extended by the FCC. If the exclusivity restrictions are allowed to sunset, this could have a materially adverse impact on us if incumbent cable operators use the greater flexibility to deny important programming to our systems.

Carriage of broadcast television signals. The 1992 Cable Act established broadcast signal carriage requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable system to carry the station (must-carry) or whether to require the cable system to negotiate for consent to carry the station (retransmission consent). Stations are generally considered local to a cable system where the system is located in the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, that are commercial satellite-delivered independent stations such as WGN. Pursuant to the Satellite Home Viewer Improvement Act, the FCC enacted rules governing retransmission consent negotiations between broadcasters and all distributors of multichannel video programming (including cable operators). Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent. Must-carry requests may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while retransmission consent elections may involve cable operator payments (or other concessions) to the programmer. We carry some stations pursuant to retransmission consent agreements and pay fees for such consents or have agreed to carry additional services. We carry other stations pursuant to must-carry elections.

The FCC has adopted rules for the carriage of digital broadcast signals and is in the process of considering whether to require cable systems (which would include our systems) to carry both the analog and digital signals of television broadcast stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC has tentatively concluded that it will not adopt the “dual carriage” requirement during the transition, and has also concluded that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital broadcaster’s “multi-cast” services), but those conclusions may change during the course of the FCC’s further consideration of these matters. If the “dual carriage” rule is adopted, or if the FCC concludes that after the transition to digital television, cable operators must carry all of the multi-cast services in a broadcaster’s digital feed, this would have a negative impact on us because it would reduce available channel capacity and thereby require us to discontinue other channels of programming or prevent us from carrying new channels of programming that are more desired by our customers. See “Business-Franchises.”

The FCC also established regulations limiting the level of security protections cable systems can implement in order to control subscriber-copying of programming. Cable system operators are not allowed to impose any copying restrictions on unencrypted broadcast television. Cable system operators can impose protections no more stringent than a one-time copying restriction on pay television, non-premium subscription channels and free conditional access delivery transmissions. This security level allows programming to be copied but eliminates the ability to make copies from the first copy. The most stringent no-copying protection can be implemented on Video-on-Demand, Pay-per-View and Subscription-on-Demand programming transmissions. Cable system operators are allowed to impose less-stringent levels of restriction on each of these programming transmissions.

The FCC imposes other restrictions on cable system operator coding of programming. Cable system operators are prohibited from encoding programming in a way that allows the cable system operator to choose what subscriber output technology, i.e., television, video cassette recorder, etc. can be used to view programming. Cable system operators are also barred from downgrading the resolution of broadcast programming. This bar prohibits cable system operators from reducing programming resolution, i.e. down grading the resolution from high-definition to standard definition, when viewed on subscriber-purchased equipment. The FCC is considering extending the “down-resolution” prohibition to non-broadcast programming. In addition, certain digital cable systems are required to comply with technical standards which enable receivers to identify and process information about the programming being transmitted.

Registration procedures and reporting requirements. Before beginning operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including us, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC’s allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

Technical requirements. The FCC imposes certain technical standards applicable to the cable channels on which broadcast stations are carried (including carriage of digital television signals), standards to prevent harmful interference with aeronautical navigation and safety radio services and limits on cable system signal leakage. The FCC also adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system’s use of any type of customer equipment or transmission technology.

Customer equipment regulation. As noted, cable customer equipment is subject to rate regulation unless the FCC deems the cable system to face effective competition. The FCC has also required that cable customers be permitted to purchase cable converters and other navigation device equipment from third parties, such as retailers. It developed a multiyear phase-in period during which security functions (which remain in the exclusive control of the cable operator) would be unbundled from non-security functions, which then could be supplied by third-party vendors.

The separate security module requirement applies to all digital devices as well as to devices that access both analog and digital services (hybrid devices), although it does not apply to analog-only devices. As long as cable operators subject to the rules comply with the separate security module requirement, they may continue to provide their customers with devices that contain both embedded security and nonsecurity functions (integrated devices) until July 1, 2006, at which time they will be prohibited from placing these devices in service.

The FCC wants consumers to be able to directly connect their retail equipment, i.e., television receivers, digital recorders, video cassette recorders, etc., with cable television systems. In order to facilitate this connectivity, the FCC established rules requiring that, beginning April 1, 2004 all cable operators must replace or upgrade subscriber-leased high definition set-top boxes, upon customer request, to ensure that customers are able to access advanced, interactive cable services. The set-top boxes must be capable of meeting certain industry-established technical standards which will enable connectivity between customer equipment and cable systems. Starting on July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers must meet certain advanced industry-established standards.

The FCC also recently issued regulations requiring all digital cable systems to separate out from its navigation equipment the security functions which control access to paid subscription programming. Unaffiliated manufacturers, retailers and vendors will be allowed to make the equipment commercially available and it will be integrated into or used in conjunction with subscriber-purchased navigation devices to allow access to all cable system features previously available only by using cable system provided-equipment. By July 1, 2004, all digital cable systems must maintain an adequate supply of the security equipment and must ensure that subscribers have convenient access to it. The FCC restrictions could negatively affect how we develop and market new services and equipment to our customers.

Franchise authority. Cable television systems operate pursuant to franchises issued by local franchising authorities (which are the cities, counties or political subdivisions in which a cable operator provides cable service). Local franchising authority is premised upon the cable operator’s facilities crossing the public rights-of-way. Franchises are typically of fixed duration with the prospect for renewal. These franchises must be nonexclusive. The terms of local franchises vary by community, but typically include requirements concerning service rates, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels, and channel capacity. Franchises often may be terminated, or penalties may be assessed, if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of local franchise authority is limited by federal law. For example, local franchise authorities may not issue exclusive franchises, may not require franchise fees that exceed 5% of gross revenues from the provision of cable services, and may not mandate the use of a particular technology. Local franchise authorities are permitted to charge fees other than cable franchise fees, such as fees for a telecommunications providers’ use of public rights-of-way. We hold cable franchises in all of the franchise areas in which we provide service. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. The Telecommunications Act of 1996 exempted those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements, although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services.

Franchise renewal. Franchise renewal, or approval for the sale or transfer of a franchise, may involve the imposition of additional requirements not present in the initial franchise (such as facility upgrades or funding for public, educational, and government access channels). Although franchise renewal is not guaranteed, federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises generally have 10 to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration.

Franchise transfer. Local franchise authorities are required to act on a cable operator’s franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

Channel set-asides. Local franchising authorities may require cable operators to set aside certain channels for public, educational and governmental, or PEG, access programming. Federal law requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. An FCC-prescribed formula governs the calculation of leased access rates. By occupying capacity on our systems, PEG and leased access channels may replace programming that is more attractive to our customers.

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

Pole attachments. Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. The right to access is beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing of and terms of such access. Utilities may charge telecommunications carriers (and cable operators providing both cable television service and telecommunications service, such as us) a different (often higher) rate for pole attachments than they charge cable operators providing solely cable service. The FCC has adopted rules implementing the two different statutory formulas for pole attachment rates. These regulations became effective on February 8, 2001, and increases in attachment rates relative to rates for providers that exclusively provide cable service resulting from the regulations are being phased-in in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. The federal pole attachment access and rate provisions apply only in those states that have not certified to the FCC that they regulate pole attachment rates. Currently, 18 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which we operate, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator. The U.S. Court of Appeals for the Eleventh Circuit overturned the FCC’s conclusion. However, the U.S. Supreme Court has upheld the FCC’s decision by reversing the decision of the U.S. Court of Appeals for the Eleventh Circuit and confirming the FCC’s authority.

Inside wiring of multiple dwelling units. FCC rules provide generally that, in cases where the cable operator owns the wiring inside a multiple dwelling unit but has no right of access to the premises, the multiple dwelling unit owner may give the cable operator notice that it intends to permit another cable operator to provide service there. The cable operator then must elect whether to remove the inside wiring, sell the inside wiring to the multiple dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring. The FCC also adopted rules that, among other things, require utilities (including incumbent local exchange carriers and other local exchange carriers) to provide telecommunications carriers and cable operators with reasonable and nondiscriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings, campuses, etc.) in those states where the FCC possesses authority to regulate pole attachments, i.e., in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters.

Access to and competition in multiple dwelling units by and among video operators. The FCC has preempted laws and rules that restrict occupants of multiple dwelling units from placing small satellite antennas on their balconies (or areas under the occupant’s exclusive use). The FCC’s action increases the ability of satellite television operators such as DirecTV to compete with us in certain multiple dwelling units. The FCC recently decided not to abrogate or restrict existing or future exclusive video multiple dwelling unit access contracts by multichannel video programming distributors. The decision not to abrogate existing exclusive multiple dwelling unit access contracts may restrict us in competing with the incumbent cable operator (or other video competitors) in those multiple dwelling units where another cable operator has obtained an exclusive access arrangement.

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

Adjustments in copyright royalty rates are made through an arbitration process supervised by the U.S. Copyright Office. The modification or elimination of the compulsory copyright licensing scheme could adversely affect our ability to provide our customers with their desired broadcast programming.

Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and cable programming networks, such as USA Network, has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers and BMI, Inc., the two major performing rights organizations in the United States. The American Society of Composers and Publishers and BMI, Inc. offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their customers.

Internet service. The FCC recently rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. A contrary decision may have facilitated greater competition by non-facilities-based Internet service providers with our broadband service offerings. In addition, the FCC recently sought comment on the scope of its jurisdiction to regulate cable modem service and the extent to which state and local governments may regulate cable modem service. Although the FCC has indicated a clear preference for minimizing regulation of broadband services, future regulation of cable modem service by federal, state or local government entities remains possible. The FCC also sought comment on whether it should resolve any disputes that may arise over cable operators’ previous collection of franchise fees from their customers based, in part, on cable modem service revenues, or whether the FCC should leave such matters to the courts. There remains a risk that we will confront litigation on this issue. See also “Regulatory treatment of cable modem service.”

Regulatory fees. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. Regulatory fees may be passed on to customers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from customers as long as the FCC’s rate regulations remain applicable to the cable system.

Tier buy through. Federal law requires cable operators to allow customers to purchase premium services or pay-per-view video programming offered by the cable operator on a per-channel or per program basis without the need to subscribe to any tier of service except the basic service tier unless the cable system’s lack of addressable converter boxes or other technological limitations prohibit it from doing so. The exemption for cable operators lacking the technological ability to comply expired in October 2002, although the FCC may extend that period on a case-by-case basis as necessary pursuant to an appropriate waiver request. Our systems currently comply with these requirements and we do not avail ourselves of the technological exemption.

Emergency alert system. In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new emergency alert system. Our network is in compliance with the new standards.

FCC regulations also address:

•	restrictions on origination and cablecasting by cable system operators;

•	application of the rules governing political broadcasts;

•	nonduplication of network programming from distant same-network stations upon the appropriate request of the local television station;

•	deletion of syndicated programming of a distant same-network station upon the appropriate request of the local television station;

•	customer service standards;

•	limitations on advertising contained in nonbroadcast children’s programming; and

•	equal employment opportunity (new outreach and reporting requirements regarding full time hires were effective March 10, 2003).

Potential regulatory change. The regulation of cable television systems at the federal, state, and local levels is subject to the political process and has seen constant change over the past decade. Material changes in the law and regulatory requirements must be anticipated, and our business could be adversely affected by future legislation or new regulations.

Regulation of Telecommunications Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. Barring federal preemption, State regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services.

As explained above, incumbent local exchange carriers are subject to obligations (under Section 251(c) of the federal Communications Act) to open their networks to competitive access, including both unbundling and collocation obligations, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The Communications Act includes an exemption from Section 251(c) requirements for rural telephone companies, absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Both Interstate Telephone and Valley Telephone are rural telephone companies as defined by the federal Communications Act. With respect to Valley Telephone, the Alabama Public Service Commission and, with respect to Interstate Telephone, the Georgia Public Service Commission have determined that these companies should be exempt from the incumbent local exchange carrier interconnection requirements under Section 251(c) of the Communications Act. In the event the circumstances upon which these determinations are based change in the future, it is possible these conclusions could be revisited and reversed, exposing either company to the incumbent local exchange carrier interconnection, unbundling, wholesale discount, and/or collocation obligations.

Tariffs and detariffing. Our subsidiary, Knology Broadband, Inc., or Broadband, is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long-distance carrier services and its competitive local exchange carrier services. As a non-dominant carrier, its rates presently are not generally regulated by the FCC, although the rates are still subject to general requirements that they be just, reasonable, and nondiscriminatory. The FCC has ordered mandatory detariffing of non-dominant carriers’ interstate and international interexchange services, except in very limited circumstances. Rather, we must post standard rates, terms, and conditions on the web and negotiate and/or execute individual agreements with each of our customers to cover the rates, terms and conditions for our provision of such services, including limitations on liability. The FCC’s detariffing regime has no impact on our tariffs for intrastate services, nor does it affect the federal access charge tariff system. However, it is uncertain whether we will be able to execute individual agreements with each of our long-distance customers on favorable terms going forward and whether the additional costs of having to comply with the new regime will have an adverse effect on our revenues. There is also some uncertainty about whether, in the absence of a tariff, such carrier protections such as strict limitations on liability, can be negotiated with the end users and, if they are, whether they are enforceable.

Non-dominant local exchange carriers are not permitted to file tariffs with the FCC for their interstate access services if the charges for such services are higher than FCC benchmarks established in 2001. If a non-dominant carrier’s charges for interstate access services are equal to or below the FCC-established benchmark, it is permitted, but not required, to file tariffs with the FCC for such services. Our interstate access services fall within the FCC-established benchmark and we have a tariff on file with the FCC for those services. Over time, we can be expected to face “downward pressure” on our switched access rates because of the FCC’s regulations which require a phase-down to incumbent local exchange carrier access charge level by 2005 and to the extent incumbent local exchange carrier switched access rates are reduced from current levels.

Interstate Telephone and Valley Telephone are regulated by the FCC as dominant carriers in the provision of interstate-switched access services. As dominant carriers, Interstate Telephone and Valley Telephone must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Interstate Telephone has its own tariffs on file with the FCC, while Valley Telephone concurs in tariffs filed by the National Exchange Carrier Association. Interstate Telephone and Valley Telephone are both classified as non-dominant in the provision of interstate and international interexchange services, rendering them subject to mandatory detariffing at the FCC for such services, as described above.

Interconnection and compensation for transport and termination. The Telecommunications Act of 1996 established a national policy of permitting the development of local telephone competition. This Act preempts laws that prohibit competition for local telephone services and establishes requirements and standards for local network interconnection, unbundling of network elements and resale. The Telecommunications Act of 1996 also requires incumbent local telephone carriers to enter into mutual compensation arrangements with competitive local telephone companies for transport and termination of local calls on each other’s networks. The interconnection, unbundling and resale standards were developed by the FCC through several iterations and have been further implemented by the states and reviewed by the federal courts of appeals. The terms of interconnection agreements among the carriers have been, and are likely to continue to be, overseen by the states. Although a panel of judges from the U.S. Court of Appeals for the Eleventh Circuit (the jurisdiction in which many of our markets are located), previously concluded that state public service commissions lack the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements, the court en banc has reversed that conclusion and agreed with at least six other federal circuits that the states do have such authority.

We have executed local network interconnection agreements with BellSouth and Verizon for, among other things, the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations and in which the agreements apply. These agreements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the interconnection agreement rates and terms under which we operate today will be available in the future.

The FCC has concluded that calls to Internet service providers are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Communications Act. The FCC established an interim scheme, however, whereby traffic below a 3:1 originating-to-terminating ratio is presumed to be reciprocal compensation traffic and traffic above 3:1 is presumed to be ISP-bound. While the FCC decision was remanded by the U.S. Court of Appeals for the D.C. Circuit to the FCC for further elaboration and as to the legal basis for its decision, the Court let the interim scheme remain in effect. Until the FCC addresses the issue again, ISP-bound traffic is generally being exchanged at a lower rate than reciprocal compensation traffic. Under our interconnection agreements, we exchange local traffic with incumbent carriers on a bill-and-keep basis (in which no compensation is actually paid).

The FCC has pending a rulemaking proceeding, in which a decision is expected in the near future, in which it is reviewing numerous aspects of intercarrier compensation, including transport and termination. The FCC’s decision will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly.

Unbundled network element pricing. The FCC has established pricing principles for use by the states to determine rates for unbundled local network elements and to calculate resale discounts, which are currently undergoing further review. The U.S. Supreme Court upheld, in 2002, the FCC’s authority and price methodology for making unbundled network elements available. In the FCC’s Triennial Review Order, effective October 2, 2003, it clarified several aspects of the pricing principles relating to depreciation and cost of capital. In September 2003, the FCC commenced a rulemaking proceeding, which is still pending, to globally review its pricing principles, which could ultimately lead to significant changes to the pricing of unbundled network elements and relative changes in the competitive position of some of our competitors, depending upon their obligations to provide such elements or the use of such elements in their services and whether the FCC’s changes tend to support higher or lower element prices. The state commissions have significant responsibility for the implementation of the FCC’s rules, including the actual setting of rates for unbundled network elements. The availability of unbundled network platforms and a wide variety of available unbundled network elements at attractive prices could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities (but instead rely, in whole or in part, on the facilities of the incumbent); conversely, the limiting of elements and platforms available on an unbundled basis or a relative increase in the prices of such elements and platforms may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities.

Access to unbundled network elements. The FCC has required incumbent local telephone carriers to provide an unbundled network element platform that includes all of the network elements required by a competitor to provide a retail local telecommunications service, including mass market circuit switching. Competitors using such platforms may have had the opportunity to provide retail local services entirely through the use of the local telephone carriers’ facilities at lower discounts than those available for local resale. In its Triennial Review proceeding, the FCC sought to identify, among other issues, which network elements the incumbent local exchange carriers should no longer be required to offer on an unbundled basis. The FCC also analyzed the issue of which elements must be unbundled in response to a remand of its previous rules by the U.S. Court of Appeals for the D.C. Circuit. In the FCC’s Triennial Review Order, effective October 2, 2003, the FCC determined that certain network elements would no longer be subject to unbundling, while other elements must continue to be offered subject to further, detailed review by the state public utility commissions. The FCC established guidelines for these state determinations, as well as specific timeframes. Among the network elements subject to further state review has been local circuit switching, which is a major component of the unbundled network element platform. Also subject to further review are certain levels of loops and transport. A number of interested parties sought reconsideration of, or judicial review of, a number of important aspects of the Triennial Review Order. The appeals of that order were consolidated in the U.S. Court of Appeals for the D.C. Circuit which issued its opinion on March 2, 2004. The Court vacated and remanded much of the FCC’s decision. The Court vacated the FCC’s rules delegating authority to the states to determine whether impairment exists for unbundled network elements, including mass market circuit switching, as well as DS1 and DS3 capacity, and dark fiber, dedicated interoffice transport. In addition, the Court rejected the FCC’s national finding of impairment for DS1, DS3 and dark fiber dedicated interoffice transport, as well as the similar finding for mass market circuit switching, thereby creating a situation where it is far from certain to what extent these various network elements, including the unbundled network element platform discussed above, remain available to competitive carriers under their existing interconnection agreements with incumbent carriers. The Court stayed its decision until the denial of any petitions for rehearing or suggestions for rehearing en banc, or for a 60-day period (i.e., until May 1, 2004), whichever is later. We cannot predict at this time whether the Court’s ruling will be appealed by the FCC or other parties or whether any parties will seek rehearing or a stay of the ruling, or whether any such appeal or request for rehearing or stay would be successful. We also cannot predict how or when the FCC will act in any of its remand proceedings resulting from the Court’s ruling, to what extent the FCC will make findings of impairment, or whether its decisions therein will be favorable or unfavorable to our business. State commissions, which were in the midst of carrying out the impairment investigations as directed by the FCC, have reacted to the Court’s decision in a variety of ways—some have continued with their proceedings, others have stayed or terminated them, and others have taken the issue under advisement—and it is difficult if not impossible to predict how they will react in the face of subsequent developments in the courts or at the FCC on these matters. In view of the uncertainty surrounding the FCC’s rules adopted in the Triennial Review Order, we cannot at this time state with any certainty the impact of that Order and the Court’s remand decision upon our business. The availability of unbundled network platforms and a wide variety of available unbundled network elements could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities (but instead rely, in whole or in part, on the facilities of the incumbent); conversely, the limiting of elements and platforms available on an unbundled basis may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities, and strengthen the positions of incumbent carriers such as BellSouth and Verizon. Any material change in the FCC’s regulations upon further review of the Triennial Review Order or upon remand from the Court could have a significant impact on competition.

Number portability. All local telephone service carriers must provide customers with the ability to retain, at the same location, existing telephone numbers when switching local telephone companies without impairment of quality, reliability or convenience. This number portability is intended to remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. The FCC ordered permanent number portability to be made available by wireline carriers in the 100 largest metropolitan statistical areas (MSAs) by December 31, 1998, and upon request in all other areas. Wireline-to-wireline number portability is available in all of our required markets. While number portability benefits our competitive local exchange carrier operations, it represents a burden to Valley Telephone and Interstate Telephone. Wireless long-term number portability (requiring porting between wireless carriers and from wireline-to-wireless carriers) became effective in the 100 largest MSAs on November 24, 2003, and will become effective upon request in all other areas on or after May 24, 2004. Wireless-to-wireline portability is expected to be required, but the FCC has ruled that wireless carriers have no obligation to port numbers out, and wireline carriers have no obligation to accept numbers ported in, until the agency resolves pending disputes regarding the implementation of wireless-to-wireline portability. Wireline-to-wireless long-term number portability is likely to have an adverse impact on wireline carriers, at least until wireless-to-wireline portability is implemented and likely for some time thereafter because end users are expected to port more numbers from wireline to wireless carriers for some time, than vice versa. At this time, we are unable to predict the impact, if any, of possible number portability delays or complications in our service territories.

Universal service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. The federal universal service fund is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to the federal universal service fund. As a telecommunications carrier, we are required to contribute to the federal universal service fund on the basis of our projected, collected interstate and international end user telecommunications revenues. The FCC devises a quarterly factor for contribution to the federal universal service fund based on the ratio of total projected demand for universal service support as compared to total end user interstate and international revenue for a given quarter. The contribution factor for the first quarter of 2004 is 8.7%. Accordingly, we presently contribute almost nine percent of our combined interstate and international end user telecommunications revenues to the federal universal service fund.

As of April 1, 2003, carriers may continue to assess a federal universal service surcharge on their customers, either as a flat amount or a percentage of a customer’s revenue; however, this amount may not exceed the total amount of the universal service contribution factor currently in effect. As a result, we are precluded from assessing a federal universal service-related charge on our end user customers in excess of the relevant interstate and international telecommunications portion of each customer’s bill times the relevant contribution factor. We remain able to recover legitimate administrative costs relating to our contribution to the federal universal service fund, provided that such cost recovery is made through areas other than our universal service line item surcharge.

There are several exemptions under the FCC’s rules under which certain entities are not required to contribute to the federal universal service fund, but none of these apply to or are likely to apply in the future to us.

The FCC currently is conducting a comprehensive review of the rules governing contributions to the federal universal service fund. The FCC is considering the adoption of a connection-based universal service contribution methodology in which entities would contribute to the federal universal service fund based on either the number of end user connections, the number of working telephone numbers, or the amount of capacity per connection. While the outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the federal universal service fund may increase, and could negatively impact our business, prospects, gross profits, cash flows and financial condition. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

Separately, the FCC is considering the issue of broadband providers’ contribution to universal service and whether and how connections that provide broadband Internet access—including those using cable modem technology—would be assessed for federal universal service fund purposes. If adopted, such a rule is likely significantly to increase our contribution obligations, although our competitors’ obligations also are likely to increase.

Access charge reform. The FCC has adopted several orders in recent years having the effect of reducing switched access charges imposed by local telephone companies for origination and termination of interstate long-distance traffic. Overall decreases in local telephone carriers’ access charges as contemplated by the FCC’s access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long-distance carriers for comparable access. Changes to the federal access charge regime could adversely affect us by reducing the revenues that we generate from charges to domestic interstate and international long-distance carriers for originating and terminating interstate traffic over our telecommunications facilities.

The FCC has adopted an order, the MAG Plan, to reform interstate access charges and universal service support for rate-of-return incumbent local exchange carriers such as Valley Telephone and Interstate Telephone.

The MAG Plan is designed to lower access charges toward cost, replace implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers, and provide certainty and stability for the small and mid-sized local telephone companies serving rural and high-cost areas by permitting them to continue to set rates based on a rate-of-return of 11.25%, thereby encouraging rural investment. The MAG Plan, as adopted, will reduce switched access fees for small incumbent local exchange carriers and protect universal service in areas served by those incumbent local exchange carriers. Although the MAG Plan significantly reduces per-minute access charge revenues to these carriers, it is designed to protect them for at least the term of the plan from potentially much larger revenue reductions. On February 12, 2004, the FCC issued an order regarding the MAG Plan designed to streamline the FCC’s rules further and increase rural carriers’ flexibility to respond to market conditions. Petitions for reconsideration of the MAG Plan are currently pending before the FCC and the FCC has sought further comment on certain proposals related to the MAG Plan.

Regulatory treatment of voice over Internet Protocol (IP) services. Currently, the FCC and most state regulators do not treat voice services relying on IP to be telecommunications services for regulatory purposes. A number of providers are using voice over IP to compete with our voice services, and some providers using voice over IP may be avoiding certain regulatory obligations or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. On February 12, 2004, the FCC commenced a rulemaking proceeding to address the regulatory treatment of voice over IP services. Comments on the notice of proposed rulemaking will be accepted during the second quarter of 2004. In addition, the FCC granted a Petition for Declaratory Ruling filed by pulver.com on February 12, 2004, finding in a narrowly circumscribed ruling that one of pulver.com’s IP-enabled offerings was information services and not telecommunications or telecommunications services. The FCC also has pending before it a Petition for Declaratory Ruling filed by AT&T which seeks a determination confirming that certain voice over IP services are not subject to regulation as telecommunications services. A decision in that proceeding may be forthcoming as early as first quarter 2004. On December 23, 2003, Level 3 Communications LLC filed a petition requesting that the FCC forbear from enforcing the Act and its regulations to the extent they could be interpreted to permit local exchange carriers to impose access charges on certain IP-based services. The FCC is accepting comments on Level 3’s petition through March 2004. These and other similar proceedings could lead to an increase in the costs of voice over IP providers if they become subject to regulation (in the absence of forbearance from the same), and may change the compensation structure from what it is today between providers where one provider is a voice over IP provider, conceivably subjecting such voice over IP providers, by way of example, to access charges or something similar in certain circumstances.

Regional Bell operating company entry into long distance. The Telecommunications Act of 1996 establishes standards for regional Bell operating companies and their affiliates to obtain from the FCC authority to provide long-distance telecommunications services originating in their in-region local access and transport areas, or LATAs, to points outside that area. LATAs are geographical regions in the United States within which a Bell operating company may offer local telephone service. The Bell operating companies have now obtained such authority in all of their states. BellSouth, for example, may now provide in-region interLATA long-distance service in Georgia, Louisiana, Florida, Tennessee, Alabama, Kentucky, Mississippi, North Carolina and South Carolina. In light of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant long-distance competitor in each of the states in which it has obtained in-region, interLATA authority from the FCC.

Regulatory treatment of cable modem services. A decision of the U.S. Court of Appeals for the Ninth Circuit issued in October 2003 vacated in part an FCC declaratory ruling that cable modem services consisted of information services only and did not include a separate offering of telecommunications service. The U.S. Court of Appeals for the Ninth Circuit remanded the decision back to the FCC for further proceedings. The Court’s decision is subject to a pending petition for rehearing. The U.S. Court of Appeals for the Ninth Circuit found that cable modem service included, in part, the offering of telecommunications services. Consequently, pending further FCC consideration of the matter, providers of cable modem service such as us may be deemed and treated as telecommunications carriers, at least in part, in their provision of such services and subject to common carrier requirements, such as nondiscrimination and authorization obligations under Title II of the Communications Act (see “Additional requirements” below) and universal service contribution obligations, depending upon what the FCC determines in response to the Court’s instruction. In addition, cable modem service providers may become subject to franchise and right-of-way requirements separately applicable to telecommunications carriers, including franchise fees. Results imposing authorization and other telecommunications carrier requirements, obligations to contribute to universal service, franchise fees, or similar burdens would have the effect of increasing the costs of providing cable modem service relative to non-cable-based alternatives, such as providers of Internet access through DSL service. Furthermore, the determination by the U.S. Court of Appeals for the

Ninth Circuit may expose providers of cable modem services to potential claims that, because they are offering, in part, telecommunications services, as well as information services (in part), they fall under FCC requirements that facilities-based providers of information services must open their networks to competitive providers of information services. However, to date, we have offered—and will continue to offer—access to our network on a wholesale basis, so this aspect of the U.S. Court of Appeals for the Ninth Circuit decision is not expected to have a material impact on our business or our operations.

Additional requirements. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

•	interconnect, directly or indirectly, with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

•	ensure that their services are accessible and usable by persons with disabilities;

•	provide telecommunications relay service either directly or through arrangements with other carriers or service providers, which service enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center;

•	comply with verification procedures in connection with changing a customer’s carrier;

•	protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

•	maintain equipment, facilities, and services in such a manner as to allow for the interception of wire and electronic communications and access to call-identifying information by authorized law enforcement;

•	pay annual regulatory fees to the FCC; and

•	contribute to the Telecommunications Relay Services Fund, as well as funds to support telephone numbering administration and local number portability.

Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the flexibility of our competitors.

Advanced services. The FCC is currently reviewing the regulatory treatment of incumbent local exchange carrier provision of stand-alone broadband and broadband sold in combination with Internet access services in several proceedings including the following: (1) the FCC’s recent Triennial Review Order, effective October 2, 2003, eliminates unbundling requirements for broadband services and facilities provisioned by incumbent local exchange carriers over fiber and selected hybrid fiber/copper loops. In addition, the FCC is considering petitions from the incumbent local exchange carriers to further expand these broadband deregulation rules; (2) the FCC has pending a proceeding that is considering deregulating incumbent local exchange carrier broadband services and facilities where the incumbent local exchange carrier is classified as non-dominant in the provision of local exchange and exchange access service; (3) the FCC has pending a proceeding that is considering re-classifying broadband services as “Non-Title II” services, meaning that it would no longer be considered a regulated telecommunications service, and so would be unregulated; (4) the FCC recently initiated a proceeding that will examine whether the incumbent local exchange carriers may seek waiver of interconnection and unbundling obligations on a case-by-case basis; and (5) the FCC, as noted above, has initiated a proceeding that will consider the regulatory status of IP-based services. If the FCC further exempts or substantially reduces incumbent local exchange carriers from regulation of broadband services (for example, by eliminating regulations governing end user prices or collocation of competitive DSL providers’ equipment in central offices), broadband offerings by incumbent local exchange carriers may place even greater competitive pressures on our broadband service offerings.

Line sharing. Where an incumbent local exchange carrier provides voice service to a customer (and subject to certain technical conditions), the FCC had required incumbent local exchange carriers, like BellSouth, to offer to unaffiliated telecommunications carriers on an unbundled basis the high-frequency portion of the incumbent’s loops or subloops (lines connecting customer premises to the switch used for basic telephone service). This requirement, known as “line sharing,” was designed, in part, to reduce the costs of the incumbent’s competitors’ provision of DSL services to small businesses and residential customers. The Court of Appeals for the D.C. Circuit reversed the FCC’s line sharing order, and the FCC’s recently issued Triennial Review Order held that the high-frequency portion of the loop need not be made available as an unbundled network element (although voice grade copper loops remain, generally speaking, such an element). While pre-existing competitive local exchange carrier DSL customers will be grandfathered, at least for the time being, the FCC has adopted a three-year transition period to phase out line sharing for customers acquired after the effective date of the FCC’s order. Competitive voice providers will still be able to engage in line-splitting, whereby they provide voice service and another competitor provides DSL over the same loop. The Court of Appeals for the District of Columbia Circuit, on March 2, 2004, upheld the Commission’s decision on line sharing. While the FCC’s Triennial Review Order could benefit us by eliminating a discount available to companies other than the incumbents competing with our broadband services, the decision could strengthen the position of the incumbents in the market. Since the Triennial Review Order is still subject to agency reconsideration, we cannot state with certainty what the ultimate impact on our business may be.

Access to, and competition in, multiple dwelling units by and among telecommunications carriers. In October 2000, the FCC prohibited telecommunications carriers from entering into future exclusive access agreements with building owners or managers in commercial (but not residential) multi-tenant environments. Simultaneously, the FCC adopted rules that require utilities (including incumbent local exchange carriers and other local exchange carriers) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings, campuses, etc.) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. The FCC has pending before it the question of whether to adopt rules abrogating existing exclusive telecommunications carrier access arrangements in commercial multitenant environments. The FCC is also considering whether to extend prohibitions against exclusivity to residential multiple dwelling units. Finally, the FCC is considering rules that would require owners of multi-tenant environments to allow telecommunications carriers nondiscriminatory access to their buildings. If adopted, these requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to its provision of telecommunications services. These prospective requirements, if adopted, may also increase competition in multiple dwelling units and other multi-tenant environments where we currently provide service.

State Regulation

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

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our telecommunications services into new states, we will likely be required to obtain certificates of authority to operate, and be subject to similar ongoing regulatory requirements, in those states as well. We are certified in all states where we currently have operations and certification is required. We cannot be sure that we will retain such certifications or that we will receive authorization for markets in which we expect to operate in the future.

In addition, the states have authority under the Telecommunications Act of 1996 to determine whether we are eligible to receive funds from the federal universal service fund. They also possess authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the local exchange carrier, and to arbitrate disputes arising in negotiations for interconnection, although, as mentioned, the Court of Appeals for the Eleventh Circuit (which governs many of our markets), recently concluded that state public service commissions have the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements. The states also have jurisdiction over whether Interstate Telephone and Valley Telephone will continue to be subject to exemptions as rural carriers from the incumbent local exchange carrier obligations under Section 251(c) of the Communications Act.

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

Local Regulation

In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. As noted above, these activities must be consistent with the Telecommunications Act, and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction.

If an existing franchise or license agreement were to be terminated prior to its expiration date and we were forced to remove our facilities from the streets or abandon them in place, our operations in that area would cease, which could have a material adverse effect on our business as a whole. We believe that the provisions of the Telecommunications Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action, but there is no guarantee that they would be.

Environmental Regulation

Our switch site and some customer premise locations are equipped with back-up power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered backup generators, and we use batteries to back-up some of our customer premise equipment. Federal, state and local environmental laws require that we notify certain authorities of the location of hazardous materials and that we implement spill prevention plans. We believe that we currently are in compliance with these requirements in all material respects.

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

The following table lists our existing and pending franchises by market, term and expiration date.

Market Area	Term (years)	Expiration Date
Huntsville, AL
Huntsville, AL	15	3/6/2006
Limestone County, AL	15	5/7/2005
Madison, AL	15	10/22/2006
Madison County, AL	10	11/20/2009
Redstone Arsenal, AL	10	2/8/2011

Montgomery, AL
Autauga County, AL	15	10/15/2013
Maxwell Air Force Base, AL	5	12/13/2005
Montgomery, AL	15	3/6/2005
Prattville, AL	15	7/7/2013

Cerritos, CA
Cerritos, CA	15	5/3/2006

Valley, AL; West Point, GA
Chambers County, AL	15	12/15/2012
Lanett, AL	15	1/20/2013
Valley, AL	15	1/12/2013
West Point, GA	15	1/19/2013

Panama City, FL
Bay County, FL	15	1/5/2006
Cedar Grove, FL	15	6/9/2013
Callaway, FL	10	9/28/2009
Lynn Haven, FL	20	5/12/2018
Panama City, FL	20	3/10/2018
Parker, FL	10	12/7/2009
Panama City Beach, FL	15	12/3/2012

Pinellas County, FL
Clearwater, FL	10	6/20/2006
Dunedin, FL	10	3/20/2007
Largo, FL	10	6/9/2008
Oldsmar, FL	10	8/19/2007
Pinellas County, FL	10	1/1/2010
Safety Harbor, FL	10	4/21/2007
Seminole, FL	10	6/9/2008
St Petersburg, FL	10	9/9/2009
Tarpon Springs, FL	10	8/19/2007

Augusta, GA
Augusta Richmond County, GA	15	1/20/2013
Burnettown, SC	15	6/20/2015
Columbia County, GA	11	11/1/2009

Columbus, GA
Columbia County, GA	11	11/1/2009
Columbus, GA	10	3/16/2009

Louisville, KY
Louisville, KY	15	9/12/2015

Market Area	Term (years)	Expiration Date
Charleston, SC
Berkeley County, SC	15	11/05/2013
Charleston, SC	15	4/28/2013
Charleston County, SC	15	12/15/2013
Dorchester County, SC	15	7/20/2013
Goose Creek, SC	15	11/17/2013
Hanahan, SC	15	9/8/2013
Lincolnville, SC	15	12/2/2013
Mount Pleasant, SC	15	3/9/2014
North Charleston, SC	15	5/28/2013
Summerville, SC	15	8/31/2013

Knoxville, TN
Knox County, TN	10	6/9/2010
Knoxville, TN	15	5/18/2015

Nashville, TN
Brentwood, TN	15	4/24/2015
Franklin County, TN	15	5/9/2015
Nashville, TN	15	10/17/2015
Williamson County, TN	15	5/8/2015

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

RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2003, we had an accumulated deficit of $397.9 million. We expect to incur net losses for the next several years as our business matures. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

The demand for our bundled broadband communications services may be lower than we expect.

The demand for video, voice and data services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect. If the markets for the services we offer, including voice and data services, fail to develop, grow more slowly than anticipated or become saturated with competitors, our ability to generate revenue will suffer.

Competition from other providers of video services could adversely affect our results of operations.

To be successful, we will need to retain our existing video customers and attract video customers away from our competitors. Some of our competitors have advantages over us, such as long-standing customer relationships, larger networks, and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing video service, we currently compete with Bright House Networks, or Bright House, Charter Communications Inc., or Charter, Comcast Corporation, or Comcast, Mediacom Communications Corporation, or Mediacom, and Time Warner Cable Inc., or Time Warner. We also compete with satellite television providers, including DirecTV, Inc., or DirecTV, and Echostar Communications Corporation, or Echostar. Legislation now allows satellite television providers to offer local broadcast television stations. This may reduce our current advantage over satellite television providers and our ability to attract and maintain customers.

The providers of video services in our markets have, from time to time, adopted promotional discounts. We expect these promotional discounts in our markets to continue into the foreseeable future and additional promotional discounts may be adopted. We may need to offer additional promotional discounts to be competitive, which could have an adverse impact on our revenues. In addition, incumbent local phone companies may market video services in their service areas to provide a bundle of services. BellSouth Corporation, or BellSouth, has announced a strategic marketing alliance with DirecTV to jointly market voice and video services. If telephone service providers offer video services in our markets, it could increase our competition for our video and voice services and for our bundled services.

Competition from other providers of voice services could adversely affect our results of operations.

In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets and we therefore must attract customers away from other telephone companies. BellSouth and Verizon are the primary incumbent local exchange carriers in our targeted region. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T Corp., or AT&T, Bellsouth, MCI, Inc., or MCI, Sprint Corporation, or Sprint, and Verizon. Our other competitors include competitive local exchange carriers, which are local phone companies other than the incumbent phone company that provide local telephone services and access to long-distance services over their own networks or over networks leased from other companies, and wireless telephone carriers. In the future, we may face other competitors, such as cable television service operators who have announced their intention to offer telephone services with Internet-based telephony. If cable operators offer voice services in our markets, it could increase competition for our bundled services.

The past several years have seen the emergence in our markets of carriers relying on the so-called unbundled network element platform obtained from incumbent local exchange carriers under Section 251(c)(3) of the Communications Act of 1934 and the Federal Communications Commission’s, or FCC’s, implementing regulations. Some of these carriers have been successful in capturing market share in a relatively short period of time. In the FCC’s Triennial Review Order, the framework was established whereby the obligations of incumbent local exchange carriers to continue to make available the unbundled network element platform may be eliminated in the future subject to certain conditions being satisfied and certified by state public service commissions. It is difficult at this time to determine the extent to which competition from unbundled network element platform providers in our markets may intensify or diminish and it is impossible to predict, in the event that the unbundled network element platform is no longer available in certain markets in the future, whether and which unbundled network element platform-based carriers will successfully transition to other means of serving their local exchange customers.

Competition from other providers of data services could adversely affect our results of operations.

Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have advantages over us, such as greater experience, resources, marketing capabilities and name recognition. In providing data services, we compete with:

•	traditional dial-up Internet service providers;

•	incumbent local exchange carriers that provide dial-up and digital subscriber line, or DSL, services;

•	providers of satellite-based Internet access services;

•	competitive local exchange carriers; and

•	cable television companies.

In addition, some providers of data services have reduced prices and engaged in aggressive promotional activities. We expect these price reductions and promotional activities to continue into the foreseeable future and additional price reductions may be adopted. We may need to lower our prices for data services to remain competitive.

Our operations could be adversely affected if we are unable to implement our new enterprise management system effectively.

We are currently implementing a new enterprise management system that provides a single bill to our customers, regardless of which bundle of broadband services our customers receive. Billing is central to the customer experience and affects our relationship with our customers and our ability to cross sell our services. Should this new system fail or experience errors, it could have an adverse effect on our business. The new system also affects other operational processes, including dispatch, collection, write-off procedures, provisioning, customer service and credit. Although we have successfully converted seven of our markets to the new system, we have a significant number of customers in the two remaining markets we intend to convert. We may not implement the new system successfully or our implementation may take longer or be more expensive than we currently expect.

Our programming costs are increasing, which could reduce our gross profit.

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

Programming exclusivity in favor of our competitors could adversely affect the demand for our video services.

We obtain our programming by entering into contracts or arrangements with programming suppliers. A programming supplier could enter into an exclusive arrangement with one of our video competitors that could create a competitive advantage for that competitor by restricting our access to this programming. If our ability to offer popular programming on our cable television systems is restricted by exclusive arrangements between our competitors and programming suppliers, the demand for our video services may be adversely affected and our cost to obtain programming may increase.

The rates we pay for pole attachments may increase significantly.

The rates we must pay utility companies for space on their utility poles is the subject of frequent disputes. If the rates we pay for pole attachments were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us in a competitive disadvantage to video and telecommunications service providers who do not require, or who are less dependent upon, pole attachments, such as satellite providers and wireless voice service providers. See “Legislation and regulation—Federal regulation—Regulation of Cable Services—Pole Attachments” for more information.

Loss of interconnection arrangements could impair our telephone service.

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to BellSouth’s telephone network under a nine-state interconnection agreement, which expires in September 2005. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida, which expires in August 2004. If either interconnection agreement is not renewed, we will have to negotiate another interconnection agreement with the respective carrier. The renegotiated agreement could be on terms less favorable than our current terms.

It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation, which could have a negative impact on our interconnection agreements with BellSouth and Verizon. It is also possible that further amendments to the Communications Act of 1934 may be enacted which could have a negative impact on our interconnection agreements with BellSouth and Verizon. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state public service commission and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services we have obtained and may seek to obtain under these agreements, which could adversely affect our business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors. See “Legislation and Regulation” for more information.

We could be hurt by future interpretation or implementation of regulations.

The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation, at the federal, state, and local levels. It is generally expected that the

Communications Act of 1934, as amended, the Telecommunications Act of 1996 and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and implementation. Regulations that enhance the ability of certain classes of our competitors, or interpretation of existing regulations to the same effect, would adversely affect our competitive position. It is also possible that further amendments to the Communications Act of 1934 and state statutes to which we or our competitors are subject may be enacted. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations, and interpretations and whether they are favorable to us or to our competitors. See “Legislation and Regulation” for more information.

We operate our network under franchises that are subject to non-renewal or termination.

Our network generally operates pursuant to franchises, permits or licenses typically granted by a municipality or other state or local government controlling the public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority’s regulations. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, one or more local authorities may attempt to take such action. We may not prevail in any judicial or regulatory proceeding to resolve such a dispute.

Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on competitive local exchange carriers and on video distributors. To date, the state of the law is uncertain and may remain so for some time. We may become subject to future obligations to pay local rights-of-way fees which are excessive or discriminatory.

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including constraints and requirements that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our network. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our new markets may also impose regulatory constraints or requirements, which could increase our expenses in operating our business.

We may not be able to obtain telephone numbers for new voice customers in a timely manner.

In providing voice services, we rely on access to numbering resources in order to provide our customers with telephone numbers. A shortage of or a delay in obtaining new numbers from numbering administrators, as has sometimes been the case for local exchange carriers in the recent past, could adversely affect our ability to expand into new markets or enlarge our market share in existing markets.

Substantially all of our voice traffic passes through one of our two switches located in West Point, Georgia and nearby Huguley, Alabama, and these switches may fail to operate.

Substantially all of our voice traffic passes through one of our two switches located in West Point, Georgia and nearby Huguley, Alabama. If one or both of our switches were to fail to operate, a portion or all of our customers would not be able to access our voice services, which likely would damage our relationship with our customers and could adversely affect our business.

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

As of December 31, 2003, we had approximately $275.6 million of outstanding indebtedness, including accrued interest, and our stockholders’ equity was $150.9 million. We currently pay interest in cash on our credit facilities and will be required to pay interest in cash on our outstanding 12% senior notes due 2009 beginning in November 2004. We may incur additional indebtedness in the future. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

We may not be able to make future principal and interest payments on our debt.

Our earnings were not sufficient to cover our fixed charges in each year of the six-year period ended December 31, 2003. Additionally, we currently do generate sufficient cash flow from operating activities to service our debt. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

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

Our indenture and our credit agreements place operating and financial restrictions on us and our subsidiaries. These restrictions, and any restrictions created by future financings, will affect our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue mandatorily redeemable equity securities;

•	create liens on our assets;

•	make certain loans, investments and capital expenditures;

•	use the proceeds from any sale of assets;

•	make distributions on or redeem our stock;

•	consolidate, merge or transfer all or substantially all our assets;

•	enter into transactions with affiliates;

•	utilize revenues except for specified uses; and

•	utilize excess liquidity except for specified uses.

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

To expand into additional cities we will have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. Further, as we are currently experiencing in Louisville, we may face legal or similar resistance from competitors who are already in these markets. See “Item 3—Legal Proceedings.” For example, a competitor may oppose or delay our franchise application or our request for pole attachment space. These difficulties could significantly harm or delay the development of our business in new markets.

It may take us longer to construct our network than anticipated, which could adversely affect our growth, financial condition and results of operations.

When we enter new markets or upgrade or expand our network in existing markets, we project the capital expenditures that will be required based in part on the amount of time necessary to complete the construction or upgrade of the network and the difficulty of such construction. For example we currently expect to spend approximately $37.7 million in capital expenditures in 2004 to enhance the network assets in Pinellas County Florida acquired from Verizon Media. If construction lasts longer than anticipated or is more difficult than anticipated, our capital expenditures could be significantly higher, which could adversely affect our growth, financial condition or results of operations.

It may take us longer to increase connections than anticipated.

When we enter new markets or expand existing markets, we project the amount of revenue we will receive in such markets based in part on how quickly we are able to generate new connections. If we are not able to generate connections as quickly as anticipated, we will not be able to generate revenue in such markets as quickly as anticipated, which could adversely affect our growth, financial condition or results of operations.

We may not be able to integrate successfully the businesses acquired in the Verizon Media acquisition.

We have completed the acquisition of the Verizon Media cable systems in Cerritos, California and Pinellas County, Florida and now operate in two new markets. These two markets added approximately 287,000 marketable homes passed, approximately 50,000 video connections and approximately 9,000 data connections to our network. Our future growth and profitability will depend in part on the success of our integration of the operations of the Verizon Media businesses into our operations. Our ability to successfully integrate such operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process, while still managing our current operations effectively. We may experience difficulties in integrating the acquired business, which could increase our costs or adversely impact our ability to operate our business.

Future acquisitions and joint ventures could strain our business and resources.

If we acquire existing companies or networks or enter into joint ventures, we may:

•	miscalculate the value of the acquired company or joint venture;

•	divert resources and management time;

•	experience difficulties in integrating the acquired business or joint venture with our operations;

•	experience relationship issues, such as with customers, employees and suppliers, as a result of changes in management;

•	incur additional liabilities or obligations as a result of the acquisition or joint venture; and

•	assume additional financial burdens or dilution in connection with the transaction.

Additionally, ongoing consolidation in our industry may be shrinking the number of attractive acquisition targets.

We depend on the services of key personnel to implement our strategy. If we lose the services of our key personnel or are unable to attract and retain other qualified management personnel, we may be unable to implement our strategy.

Our business is currently managed by a small number of key management and operating personnel. We do not have any employment agreements with, nor do we maintain “key man” life insurance policies on, these or any other employees. The loss of members of our key management and certain other members of our operating personnel could adversely affect our business.

Our ability to manage our anticipated growth depends on our ability to identify, hire and retain additional qualified management personnel. While we are able to offer competitive compensation to prospective employees, we may still be unsuccessful in attracting and retaining personnel which could affect our ability to grow effectively and adversely affect our business.

Since our business is concentrated in specific geographic locations, our business could be hurt by a depressed economy and natural disasters in these areas.

We provide our services to areas in Alabama, Florida, Georgia, South Carolina and Tennessee, which are all in the southeastern United States, as well as California. A stagnant or depressed economy in the United States and the southeastern United States in particular could affect all of our markets, and adversely affect our business and results of operations.

Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

Risks Related to Relationships with Stockholders, Affiliates and Related Parties

A small number of stockholders control a significant portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of January 31, 2004, SCANA Communications Holdings, Inc., or SCANA, our largest stockholder, owned approximately 12.0% of our outstanding voting stock. Additionally, private equity funds affiliated with Whitney & Co., LLC, or Whitney, and The Blackstone Group L.P., or Blackstone, both of which currently have representation on our board of directors, owned approximately 7.4% and 5.6% of our outstanding voting stock, respectively. Further, approximately 6.0% of our outstanding voting stock was owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier’s immediate family. As a result, these stockholders have significant voting power with respect to the ability to:

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

Some of our major stockholders, including SCANA, Whitney, Blackstone and Mr. Lanier, own or in the future may own interests in companies that may compete with us. When the interest of one of our competitors differs from ours, these stockholders may support our competitor or take other actions that could adversely affect our interests.

Forward-looking statements should be read with caution.

This annual report on Form 10-K for the year ended December 31, 2003 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

•	plans to develop future networks and upgrade facilities;

•	the market opportunity presented by markets we have targeted;

•	future business developments;

•	the current and future markets for our services and products;

•	our anticipated capital expenditures;

•	our anticipated sources of capital and other funding;

•	the effects of regulatory changes on our business;

•	competitive and technological developments;

•	possible acquisitions and alliances; and

•	projected revenues, liquidity, interest costs and income.

The words “estimate,” “project,” “intend,” “expect,” “believe,” “may,” “could,” “plan” and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The most significant of these risks, uncertainties and other factors are discussed above. We caution you to carefully consider these risks and not to place undue reliance on our forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

EMPLOYEES

At December 31, 2003 we had 1,353 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

ITEM 2. PROPERTIES

We own or lease property in the following locations:

Location	Address	Lease/Own	Primary Use
Augusta, GA.	3714 Wheeler Road	Own	Administrative offices and headend
	621 N.W. Frontage, STE 220	Lease	Call Center
Charleston, SC	4506 Dorchester Road	Own	Administrative offices and headend
	3270-B Associated Drive	Lease	Construction Warehouse
Columbus, GA	1701 Boxwood Place	Lease	Administrative offices and headend
	6440 West Hamilton Park Drive	Lease	Sales Office
Huntsville, AL	2401 10th Street	Own	Administrative offices and headend
	915 Miller Blvd, Madison, AL	Own	Construction office / HUB A
	Madkin Mountain	Lease	Tower Site
Knoxville, TN.	10115 Sherrill Boulevard	Own	Administrative offices and headend
Louisville, KY.	4738 Allmond Ave.	Lease	Construction Warehouse
Lanett, AL.	415 Gilmer	Own	Administrative offices
	1570 Phillips Rd.	Own	Administrative offices
Montgomery, AL	1050 Ann Street	Lease	Headend and technical offices
	6175 Perimeter Parkway Court	Lease	Business Office
	3173 Taylor Rd. (Sturbridge Village)	Lease	Customer Pay Station
	127 Burnt Oaks	Lease	Customer Pay Station
Panama City, FL.	13200 Panama City Beach Pkwy.	Lease	Administrative offices and headend
	2149 N. Sherman Ave.	Lease	Construction Warehouse
	2141-A. N. Sherman Ave.	Lease	Operations
	2325 Frankford Ave., Ste A	Lease	Sales Office
Pinellas County, FL.	3001 Gandy Boulevard,	Lease	Administrative offices and headend
	Gateway 49th Street	Lease	Construction Warehouse
Cerritos, CA.	13100 Alondra Boulevard, Suite 104	Lease	Administrative offices and headend
West Point, GA	1241 O.G. Skinner Drive	Own	Corporate administrative offices
	206 West 9th Street	Lease	Network operations center
	206 1/2 West 9th Street	Own	Data Group Office
	910 First Ave.	Own	Switch Building

Our principal physical assets consist of fiber optic and coaxial broadband cable and equipment, located either at the hub (equipment site) or along the networks. Our distribution equipment along the networks is generally attached to utility poles we own or use under standard pole attachment agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See “Item 1—Business—Legislation and Regulation” for a discussion of the FCC’s regulation of pole attachment rates. Our franchises give us rights-of-way for our networks. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

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

On November 8, 2000, we filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of our franchise. In March 2001, the U.S. District Court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003 the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The U.S. District Court granted our motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

On November 21, 2001, we filed a complaint against Georgia Power Company requesting FCC adjudication of a dispute regarding amounts Georgia Power charged us in connection with the construction of our network in Augusta, Georgia. We requested the FCC to review these charges to determine whether they were “reasonable” in accordance with FCC pole attachment regulations. We requested reimbursement from Georgia Power of approximately $2.5 million. Georgia Power responded to the FCC complaint by asserting we owed Georgia Power approximately $900,000 for additional construction-related charges. In May 2003, Georgia Power filed a complaint against Broadband, our subsidiary, in the Superior Court of Troup County, State of Georgia, re-asserting claims for construction related charges. Georgia Power’s claim duplicates its claim pending before the FCC. We responded to Georgia Power’s complaint in state court by re-asserting our claims that are currently pending before the FCC. We also sought to remove the state court action to federal court and moved to dismiss the lawsuit or to stay the action to allow the FCC time to issue its decision. Georgia Power has moved to remand the case to state court. On November 20, 2003, the FCC issued an order determining that certain pole attachment fees charged by Georgia Power were improper. At this time, it is impossible to determine with certainty the ultimate outcome of the litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 26, 2003, our stockholders approved by written consent an amendment to our amended and restated certificate of incorporation, which was effective on November 28, 2003, which effected a one-for-ten stock split of our common and non-voting common stock. As a result of the amendment, each of the outstanding shares of common stock was reclassified as one-tenth (1/10) of a share of common stock and each of the outstanding shares of non-voting common stock was reclassified as one-tenth (1/10) of a share of non-voting common stock.

The amendment was approved by the holders of 97,102,183 shares out of 145,972,469 shares of our common stock, on an as-converted basis, outstanding on the record date. The amendment was voted against by holders of 2,085 shares of our common stock, on an as-converted basis, outstanding on the record date.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for the period from December 18, 2003 through December 31, 2003:

	High	Low
December 18-December 31, 2003	$9.54	$8.99

Holders

As of January 31, 2004, there were 916 shareholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name) and one shareholder of record of our nonvoting common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. As we are a holding company, our ability to pay cash dividends depends on our receiving cash dividends, advances and other payments from our subsidiaries. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors our board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the indenture governing our outstanding senior notes and by the terms of our credit facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	1,539,594	(1)	$14.61	460,406	(3)

	270,660	(2)	$15.41	0

Equity Compensation Plans Not Approved by Stockholders	0		0	0

Total	1,810,254		$14.73	460,406

(1)	Options to purchase common stock pursuant to the Knology, Inc. 2002 Long-Term Incentive Plan.
(2)	Options to purchase common stock pursuant to the Knology, Inc Spin-Off Plan.
(3)	Shares reserved for issuance under the 2002 Long-Term Incentive Plan are available for issuance pursuant to the exercise of options or other rights to acquire common stock, or may be granted as awards of restricted stock, performance shares or unrestricted stock.

Sales of Unregistered Securities

During the year ended December 31, 2003, we had no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes, and other financial data included elsewhere in this Annual Report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Statement of Operations Data:
Operating revenues	$66,721	$82,573	$106,189	$141,866	$172,938
Operating expenses:
Cost of services.	26,965	31,010	32,469	41,007	46,525
Selling, operations and administrative	45,960	58,725	73,322	79,837	93,366
Depreciation and amortization	40,970	60,672	78,954	80,533	77,806
Gain on debt extinguishment	0	0	(31,875)	0	0
Gain on debt reorganization	0	0	0	(109,804)	0
Reorganization professional fees	0	0	0	3,842	84
Asset impairment	0	0	0	9,946	0
Non-cash stock option compensation	0	0	0	3,266	1,883
Litigation fees	0	0	0	1,244	907

Total operating expenses	113,895	150,407	152,870	109,871	220,571

Operating (loss) income.	(47,174)	(67,834)	(46,681)	31,995	(47,633)
Interest (expense), net	(32,944)	(34,859)	(40,069)	(35,871)	(28,796)
Gain on adjustments of warrants to market	0	0	0	2,865	929
Other income (expense), net	107	(1,373)	(834)	(321)	(12,288)

Loss before minority interest, income taxes, extraordinary item, and cumulative effect of a change in accounting principle	(80,011)	(104,066)	(87,584)	(1,332)	(87,788)
Minority interest.	3,268	0	0	0	0
Income tax (provision) benefit	19,697	3,170	(2,789)	0	0

Cumulative effect of a benefit change in accounting principle	0	0	0	(1,294)	0

Net loss.	(57,046)	(100,896)	(90,373)	(2,626)	(87,788)
Subsidiary preferred stock dividends	(1,745)	0	0	0	0
Non-cash distribution to preferred stockholders	0	0	(36,579)	0	0

Net loss attributable to common stockholders.	$(58,791)	$(100,896)	$(126,952)	$(2,626)	$(87,788)

Basic and diluted net loss per share attributable to common stockholders.	$(17,880.47)	$(3,618.68)	$(2,628.84)	$(52.20)	$(5.17)
Basic and diluted weighted average shares outstanding	3,288	27,882	48,292	50,304	16,995,092
Ratio of earnings to fixed charges	—	—	—	—	—
Other Financial Data:
Capital expenditures	$87,386	$146,706	$86,696	$44,446	$35,533
Capitalized interest	3,040	2,329	2,430	0	0
Cash provided by (used in) operating activities	2,236	35,884	(13,251)	10,318	29,512
Cash used in investing activities	(29,316)	(149,986)	(89,117)	(44,847)	(55,473)
Cash provided by financing activities	29,740	126,911	119,814	40,368	45,383

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,819	$20,628	$38,074	$43,913	$63,335
Net working capital.	15,664	(12,918)	617	24,000	42,935
Property and equipment, net	273,897	377,421	400,851	357,182	336,060
Total assets	400,334	489,406	516,540	471,291	463,712
Long-term debt, including accrued interest	331,012	367,915	370,999	250,916	271,317
Total liabilities.	357,684	416,715	423,416	284,899	312,819
Accumulated deficit	(79,593)	(180,490)	(307,442)	(310,068)	(397,853)
Total stockholders’ equity	37,923	67,965	88,398	184,531	150,893

(1)	Earnings consist of income before preferred stock dividends, income taxes and fixed charges. Fixed charges consist of interest expense, capitalized interest and the portion of rent expense under operating leases representing interest, which is estimated to be one-third of such expense. Our earnings were not sufficient to cover our fixed charges by $76.7 millio, $104.1 million, $119.5 million, $1.3 million and $87.8 million for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (7) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (8) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN ITEM 1—BUSINESS—RISK FACTORS. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS RELATING TO EXPECTATIONS ABOUT FUTURE RESULTS OR EVENTS ARE BASED UPON INFORMATION AVAILABLE TO US AS OF THE DATE OF THIS ANNUAL REPORT, AND WE DO NOT ASSUME ANY OBLIGATION TO UPDATE ANY OF THESE STATEMENTS.

The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 2003 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and our financial statements and related notes elsewhere in this annual report.

Introduction

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We provide video and data services in Pinellas County, Florida, and we provide video services in Cerritos, California. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

We have built our business through:

•	acquisitions of other cable companies, networks and franchises;

•	upgrades of acquired networks to introduce expanded broadband services including bundled video, voice and data services;

•	construction and expansion of our broadband network to offer integrated video, voice and data services; and

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base.

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

History

Our predecessor, Broadband, was formed in 1995 by ITC Holding Company, Inc., or ITC Holding. Broadband, which is now one of our subsidiaries, owns the franchise rights and assets in seven of our nine current markets in the southeastern United States. Broadband acquired cable networks in Montgomery, Alabama and Columbus, Georgia in 1995 and Panama City, Florida in 1997. In 1998, Broadband acquired a cable network in Huntsville, Alabama and began construction of its broadband network in Augusta, Georgia and Charleston, South Carolina. We were formed in September 1998, and, in 1999, ITC Holding contributed to us certain of its subsidiaries, including Broadband. As part of that contribution, we acquired our network in West Point, Georgia.

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

On July 25, 2002, in an effort to reduce debt further, we commenced both an exchange offer and a solicitation of acceptances of a prepackaged plan of reorganization of Broadband. Because certain tender conditions were not met or waived, we chose not to extend the exchange offer after it expired on September 13, 2002. Accordingly, on September 18, 2002, Broadband filed a petition under Chapter 11 of the Bankruptcy Code, and we and Broadband jointly filed the prepackaged plan. On October 22, 2002, the U.S. Bankruptcy Court for the Northern District of Georgia confirmed the prepackaged plan without modification. On November 6, 2002, the prepackaged plan became effective, resulting in the completion of a number of transactions including the following:

•	We received $39.0 million of gross cash proceeds from the issuance of 13 million shares of Series C preferred stock in a private placement to existing investors, SCANA and ITC Telecom Ventures. The proceeds were used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

•	$379.9 million aggregate principal amount at maturity of Broadband discount notes were exchanged for $193.5 million of our 12% senior notes due 2009, 10,618,352 shares of our Series D preferred stock and 21,701,279 shares of our Series E preferred stock.

•	The $15.5 million 4-year senior secured credit facility with Wachovia Bank was amended.

•	The $40.0 million 10-year senior secured credit facility with CoBank was amended.

On December 23, 2003, we completed a public of offering of our common stock. Including the shares issued on January 13, 2004, pursuant to the exercise of the underwriters’ over-allotment option, we issued 6.9 million shares at a per share price to the public of $9.00, and our net proceeds were approximately $56.3 million.

In December 2003, we also completed the acquisition of certain assets from Verizon Media, including the cable television systems and franchise rights in Pinellas County, Florida and Cerritos, California. We paid Verizon Media an aggregate of approximately $17.0 million in cash, which was funded with the net proceeds of our common stock offering. In connection with the completion of the Verizon Media acquisition, we also issued to a prior prospective purchaser and certain of its employees warrants to purchase one million shares of our common stock with an exercise price of $9.00 per share in exchange for the release of the prospective purchaser’s exclusivity rights with Verizon Media.

Homes Passed and Connections

We report homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our broadband network and listed in our database. Marketable homes passed are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services. Because we deliver multiple services to our customers, we report the total number of connections for video, voice and data rather than the total number of customers. We count each video, voice or data purchase as a separate connection. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. We do not record the purchase of digital video services by an analog video customer as an additional connection. As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. Accordingly, we expect that our number of voice and data connections will grow faster than our video connections and will represent a higher percentage of our total connections in the future.

Revenues

We can group our revenues into the following categories:

•	Video revenues Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 46.0%, 42.8% and 41.6% of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. In providing video services, we currently compete with Bright House Networks, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to compete with telephone companies providing video services within their service areas.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 42.2%, 41.4% and 40.5% of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, BellSouth, MCI, Sprint and Verizon.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 11.8%, 15.8% and 17.9% of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; competitive local exchange carriers; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

We expect the rate of growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that opportunity to increase revenue and gross profits is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Cost of services include:

•

Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and is generally based on the average number of subscribers to each program. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 47.5%, 48.1% and 46.1% for the years ended December 31, 2001, 2002 and 2003, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time. We paid approximately $31.1 million in programming fees under these contracts during 2003.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 18.5%, 17.3% and 16.2% for the years ended December 31, 2001, 2002 and 2003, respectively

•	Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were 7.9%, 7.4% and 6.5% for the years ended December 31, 2001, 2002 and 2003, respectively.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2001, 2002 and 2003.

	Year Ended December 31,
	2001	2002	2003
Operating revenues:
Video.	46%	43%	42%
Voice.	42	41	40
Data	12	16	18

Total.	100	100	100
Operating expenses:
Cost of services	31	29	27
Selling, operating and administrative.	69	56	54
Depreciation and amortization.	74	57	45
Gain on reorganization.	0	(77)	0
Reorganization professional fees.	0	2	0
Non-cash stock option compensation.	0	2	1
Asset impairment.	0	7	0
Litigation fees.	0	1	1

Total.	174	77	128

Operating (loss) income	(74)	23	(28)
Other income and (expense)	(38)	(24)	(23)

Loss before income taxes, extraordinary item, and cumulative effect of change in accounting principle	(112)	(1)	(51)
Income tax benefit (provision)	(3)	0	0
Extraordinary gain on debt extinguishment	30	0	0
Cumulative effect of change in accounting principle	0	(1)	0

Net loss	(85)	(2)	(51)
Preferred stock dividends	(35)	0	0

Net loss attributable to common stockholders	(120)%	(2)%	(51)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Operating revenues increased 21.9% from $141.9 million for the year ended December 31, 2002, to $172.9 million for the year ended December 31, 2003. Operating revenues from video services increased 18.3% from $60.8 million for the year ended December 31, 2002, to $71.9 million for the same period in 2003. Operating revenues from voice services increased 19.4% from $58.7 million for the year ended December 31, 2002, to $70.1 million for the same period in 2003. Operating revenues from data and other services increased 38.3% from $22.4 million for the year ended December 31, 2002, to $30.9 million for the same period in 2003.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 293,149 as of December 31, 2002, to 381,815 as of December 31, 2003. Rate increases accounted for approximately 23% of the increased revenues for the twelve months ended December 31, 2003, and the increase in the number of connections accounted for approximately 77% of the increased revenue for the same period. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales and penetration.

•	Sales of voice and data services, which accounted for approximately 85% of the additional connections added from December 31, 2002 through December 31, 2003. We gained these connections by offering competitive plans that focus on bundling services to customers.

•	The continued construction of the broadband network in the Knoxville market.

•	The acquisition of certain cable system assets in Cerritos, California and Pinellas County, Florida from Veizon Media.

We expect the rate of growth in the number of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease. As our markets mature and the opportunity to grow connections in our current network becomes more limited, with internally generated funds or additional equity infusions, we may seek to expand our network through acquisitions or additional network buildout.

Cost of Services. Cost of services increased 13.5% from $41.0 million for the year ended December 31, 2002, to $46.5 million for the year ended December 31, 2003. Cost of services for video services increased 13.5% from $29.2 million for the year ended December 31, 2002, to $33.1 million for the same period in 2003. Cost of services for voice services increased 12.1% from $10.1 million for the year ended December 31, 2002, to $11.4 million for the same period in 2003. Cost of services for data and other services increased 21.2% from $1.7 million for the year ended December 31, 2002, to $2.0 million for the same period in 2003. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profit.

Gross Profit. Gross profit increased 25.3% from $100.9 million for the year ended December 31, 2002, to $126.4 million for the year ended December 31, 2003. Gross profit for video services increased 22.8% from $31.6 million for the year ended December 31, 2002, to $38.7 million for the same period in 2003. Gross profit for voice services increased 20.9% from $48.6 million for the year ended December 31, 2002, to $58.7 million for the same period in 2003. Gross profit for data and other services increased 39.7% from $20.7 million for the year ended December 31, 2002, to $28.9 million for the same period in 2003.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, increased 16.9% from $79.8 million for the year ended December 31, 2002, to $93.4 for the year ended December 31, 2003. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. Selling, operations and administrative expenses will continue to increase as we expand into new markets and our existing markets mature.

Our depreciation and amortization decreased from $80.4 million for the year ended December 31, 2002, to $77.8 million for the year ended December 31, 2003. The decrease in depreciation and amortization is due to lower spending for additions in property, plant, equipment and intangible assets in 2003 compared to 2002. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks.

We recognized a gain of $109.8 million with the completion of our financial restructuring generating expenses for professional fees of $3.8 million for the year ended December 31, 2002. We recognized $9.9 million in asset impairment for the year ended December 31, 2002 in accordance with SFAS No. 144. We also adopted SFAS No. 123 and SFAS No. 148 and recorded a non-cash stock option compensation expense of $3.3 million for the year ended December 31, 2002. There were no transactions of this nature in 2003.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $33.3 million for the year ended December 31, 2002, to $40.2 million for the year ended December 31, 2003. Interest income was $395,000 for the year ended December 31, 2002, compared to $379,000 for the same period in 2003. The decrease in interest income primarily reflects a lower average cash balance for the year ended December 31, 2003. Interest expense decreased from $36.3 million for the year ended December 31, 2002, to $29.2 million for the year ended December 31, 2003. The interest expense is principally the in-kind interest on our 12% senior notes due 2009. The interest expense in 2003 is significantly lower than in prior years as a result of our financial restructuring. Although the interest rate payable on the our senior notes is comparable to the rate payable on the canceled Broadband notes, the aggregate amount of notes outstanding is substantially lower.

In the fourth quarter of 2003, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2003 was $9.03 resulting in a $929,000 gain on the adjustment of warrants to market value. Other expenses, net increased from $321,000 for the year ended December 31, 2002 to $12.3 million for the year ended December 31, 2003. We determined that the changes in business conditions at Grande Communication, Inc. were other than temporary and recorded a loss on our investment in Grande of $12.4 million for the year ended December 31, 2003.

Income Tax Provision. We recorded no income tax benefit for the years ended December 31, 2002 and 2003, respectively, as our operating losses are fully offset by a valuations allowance for operating losses.

Loss Before Cumulative Effect of Change in Accounting Principle. We incurred a loss before cumulative effect of change in accounting principle of $1.3 million for the year ended December 31, 2002, compared to a loss before extraordinary item and cumulative effect of change in accounting principle of $87.8 million for the year ended December 31, 2003.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002. We have performed a goodwill impairment test in accordance with SFAS 142 and based on the results of this test we recorded an impairment loss of $1.3 million for the year ended December 31, 2002.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $2.6 million and $87.8 million for the years ended December 31, 2002 and 2003, respectively. We expect net losses to continue as our business matures.

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

Cost of Services. Cost of services increased 26.3% from $32.5 million for the year ended December 31, 2001, to $41.0 million for the year ended December 31, 2002. Cost of services for video services increased 25.8% from $23.2 million for the year ended December 31, 2001, to $29.2 million for the same period in 2002. Cost of services for voice services increased 22.7% from $8.3 million for the year ended December 31, 2001, to $10.1 million for the same period in 2002. Cost of services for data and other services increased 67.4% from $993,000 for the year ended December 31, 2001, to $1.7 million for the same period in 2002. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profits.

Gross Profit. Gross profit increased 36.8% from $73.7 million for the year ended December 31, 2001, to $100.9 million for the year ended December 31, 2002. Gross profit for video services increased 23.1% from $25.6 million for the year ended December 31, 2001, to $31.6 million for the same period in 2002. Gross profit for voice services increased 33.0% from $36.5 million for the year ended December 31, 2001, to $48.6 million for the same period in 2002. Gross profit for data and other services increased 79% from $11.6 million for the year ended December 31, 2001, to $20.7 million for the same period in 2002.

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

We recognized a gain of $109.8 million with the completion of our financial restructuring generating expenses for professional fees of $3.8 million for the year ended December 31, 2002. We adopted SFAS No. 144 and recognized $9.9 million in asset impairment for the year ended December 31, 2002. We also adopted SFAS No. 123 in accordance with SFAS No. 148 and recorded a non-cash stock option compensation expense of $3.3 million for the year ended December 31, 2002

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense decreased from $40.9 million for the year ended December 31, 2001, to $33.3 million for the year ended December 31, 2002. Interest income was $2.7 million for the year ended December 31, 2001, compared to $395,000 for the same period in 2002. The decrease in interest income primarily reflects a lower average cash balance for the year ended December 31, 2002. We capitalized interest related to the construction of our broadband networks of $2.4 million for the year ended December 31, 2001. Interest expense decreased from $42.8 million for the year ended December 31, 2001, to $36.3 million for the year ended December 31, 2002. The interest expense was principally the accretion of the book value of the Broadband discount notes issued in October 1997.

In connection with the restructuring, and during the year ended December 31, 2002, we adjusted the carrying value of the outstanding warrants to purchase our series A preferred stock to market value based on the approximate per share value of the Series A preferred stock. The approximate per share value of Series A preferred stock was deemed to be $1.87 per share resulting in a $2.9 million gain on the adjustment of warrants to market value. Other expenses, net decreased from $834,000 for the year ended December 31, 2001 to $321,000 for the year ended December 31, 2002. The decrease reflects charges taken for obsolescence and changes in technology related to inventory.

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

Loss and Income Before Cumulative Effect of Change in Accounting Principle. We incurred a loss before cumulative effect of change in accounting principle of $90.4 million for the year ended December 31, 2001, compared to income before extraordinary item and cumulative effect of change in accounting principle of $1.3 million for the year ended December 31, 2002.

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

Quarterly Results of Operations

The following table presents certain unaudited consolidated statements of operations and other operating data for our eight most recent quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this annual report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future periods or any year as a whole. The information presented includes 391,798 homes passed, 287,094 marketable homes passes, 49,717 video connections and 8,705 data connections acquired as part of the Verizon Media acquisition in the quarter ended December 31, 2003.

	Quarters ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except operating data)
Revenues	$32,034	$34,878	$36,132	$38,822	$40,687	$42,869	$43,733	$45,649
Cost of services	9,531	10,175	10,597	10,704	11,565	11,258	11,868	11,834

Gross profit	22,503	24,703	25,535	28,118	29,122	31,611	31,865	33,815
Income (loss) before cumulative effect of a change in accounting principle	(26,588)	(24,258)	(37,470)	86,984	(20,469)	(19,450)	(31,251)	(16,618)
Net income (loss)	(27,882)	(24,258)	(37,470)	86,984	(20,469)	(19,450)	(31,251)	(16,618)
Homes passed	494,904	505,928	516,321	524,855	527,511	534,084	540,401	935,640
Marketable homes passed	425,197	429,399	432,637	436,462	439,025	443,159	446,251	737,145
Video connections(1)	122,823	124,707	128,077	129,542	132,385	132,163	133,267	183,783
Video penetration(2)	28.9%	29.0%	29.6%	29.7%	30.2%	29.8%	29.9%	24.9%
Digital video connections	28,363	29,047	31,561	33,276	33,546	33,037	33,297	57,716
Digital penetration of video connections	23.1%	23.3%	24.6%	25.7%	25.3%	25.0%	25.0%	31.4%
Voice connections on-net(3)	89,747	94,969	102,906	108,484	113,899	115,268	118,038	118,872
On-net voice penetration(4)	16.0%	17.0%	18.6%	19.5%	20.6%	20.8%	21.4%	16.1%
Data connections	37,829	41,464	46,429	50,225	55,000	58,031	62,276	73,482
Data penetration(2)	8.9%	9.7%	10.7%	11.5%	12.5%	13.1%	14.0%	10.0%
Total connections	256,653	267,035	282,450	293,149	306,552	310,794	319,031	381,815
Average monthly revenue per connection	$43.16	$44.36	$43.90	$44.84	$45.24	$46.23	$46.43	$46.00

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.
(3)	On-net connections are connections provided over our network as opposed to telephone lines leased from third parties.
(4)	On-net voice penetration is measured as a percentage of marketable homes passed and excludes off-net connections, as well as connections and marketable homes related to our incumbent local exchange carrier subsidiaries.

Liquidity and Capital Resources

As of December 31, 2003, we had net working capital of $42.9 million, compared to net working capital of $24.0 million as of December 31, 2002. The increase from December 31, 2002 to December 31, 2003 is primarily due to an increase in cash from the proceeds of the initial public offering of our common stock completed in December 2003, a $4.3 million increase in accounts receivable, net of allowance for doubtful accounts, partially offset by an increase of $1.8 million in the current portion of notes payable and a $3.4 million increase in unearned revenue.

Net cash used in operations totaled $13.3 million for the year ended December 31, 2001 compared to net cash provided by operations of $10.3 million for the year ended December 31, 2002 and $29.5 million for the year ended December 31, 2003. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	asset impairment;

•	write off of investments;

•	non-cash bond interest expense;

•	accretion of discounted debt;

•	gain on early extinguishment of debt;

•	loss (gain) on disposition of assets;

•	cumulative effect of change in accounting principle;

•	gain on adjustment of warrants to market;

•	deferred income taxes; and

•	provision for bad debt.

Net cash used for investing activities was $89.1 million, $44.8 million and $55.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. Our investing activities for the year ended December 31, 2001 consisted of $86.7 million of capital expenditures, $1.4 million in organizational and franchise expenditures and an additional investment in Grande of $1.1 million. In 2002 investing activities consisted of $44.4 million of capital expenditures, $1.4 million of organizational and franchise expenditures partially offset by $1.0 million of proceeds from the sale of property. Investing activities in 2003 consisted of $35.5 million of capital expenditures, $0.4 million in organizational and franchise expenditures, $18.8 million for the acquisition of Verizon Media, an additional investment of $1.1 million Grande partially offset by $0.4 million of proceeds from the sale of property.

We received net cash flow from financing activities of $119.8 million, $40.4 million and $45.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. Financing activities in 2001 consisted of $109.7 million from an equity private placement of our Series C preferred stock, $32.5 million in proceeds from long-term debt facility and $22.8 million for the purchase of affiliate bonds. In 2002 financing activities consisted primarily of $39.0 million from an equity private placement of our Series C preferred stock and $5.5 million of proceeds from our long-term debt facility partially offset by $4.1 million in expenditures related to the prepackaged plan of reorganization. In 2003 financing activities consisted primarily of $48.8 million, net, from our initial public offering of common stock partially offset by $3.4 million in principal payments on debt.

Verizon Media Acquisition and Related Planned Expenditures

In December 2003, we completed our acquisitions of the cable system and franchise rights in Cerritos, California, and Pinellas County, Florida, for which we paid approximately $18.8 million in cash, which we funded with the proceeds of our common stock offering. In connection with the completion of the Verizon Media acquisition, we issued to a prior prospective purchaser and certain of its employees warrants to purchase one million shares of our common stock with an exercise price of $9.00 per share as compensation for the release of an agreement with Verizon Media granting exclusive rights to negotiate with respect to the purchase of the Verizon Media businesses.

We currently expect the Verizon Media businesses to generate approximately $35.0 million in revenues and approximately $6.0 million in net losses for the year ended December 31, 2004. We currently expect to spend approximately $37.7 million in capital expenditures during 2004 to enhance the network assets in Pinellas County, Florida acquired from Verizon Media. Under the terms of the indenture for our existing 12% senior notes due 2009, substantially all of our capital expenditures in the Verizon Media markets will have to be funded with the net cash proceeds from issuances of our capital stock (other than stock that is redeemable at the option of the holder or matures prior to the maturity of our senior notes). These expenditures are expected to be funded through the proceeds of our common stock offering and internally generated cash flow. Beyond 2004, we may need to raise additional capital through equity offerings, asset sales or debt financing. We have previously announced our intention to dispose of the cable system and franchise rights in Cerritos, California, but there can be no assurance that we will be able to do so on terms that are attractive to us.

Capital Expenditures

Excluding the funding for the Verizon Media acquisition described above and approximately $500,000 of capital expenditures related thereto, we spent approximately $35.5 million in capital expenditures during 2003, of which approximately $17.0 million related to network construction and the remainder related to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems.

Excluding the funding needs related to the Pinellas County, Florida market as described above, we expect to spend approximately $35.3 million in capital expenditures during 2004. We believe we have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during 2004. If we decide to expand our broadband network into new markets (such as in the Louisville, Kentucky or Nashville, Tennessee markets), we would require additional funding to operate and for the capital expenditures necessary to finance the construction and purchase of customer premise equipment.

We have received franchises to build the network in Louisville, Kentucky and Nashville, Tennessee, although our franchise in Louisville is currently being contested by the incumbent cable provider in that city. We spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Louisville and Nashville. The indenture governing our existing 12% senior notes due 2009 includes a covenant limiting our ability to fund expansion into new markets, including Louisville and Nashville, from operating cash flows or new borrowings.

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

Contractual Obligations

The following table sets forth, as of December 31, 2003, our long-term debt, capital lease and operating lease obligations for 2004, the following five years and thereafter. The long-term debt obligations are our cash debt service obligations, including both principal and interest. The capital lease obligations are our future rental payments under one lease with a 10-year term. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003.

		Payment due by period
Contractual obligations	Total	January 1, 2004 through December 31, 2004	January 1, 2005 through December 31, 2006	January 1, 2007 through December 31, 2008	After December 31, 2008
	(in thousands)
Long-term debt obligations	$275,090	$5,203	$21,994	$9,406	$238,487
Interest	179,473	31,087	59,996	59,290	29,100
Capital lease obligation	470	10	29	41	390
Operating lease obligations	11,574	2,233	3,690	2,323	3,328
Programming	463,836	49,043	106,424	123,369	185,000

Total	$930,443	$87,576	$192,133	$194,429	$456,305

In addition to the contractual obligations described above, we have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. We spent approximately $31.1 million in programming fees under these contracts during 2003. Programming has been our largest single operating expense and we expect this to continue. In recent years, the cable industry has experienced rapid increases in the cost of programming, particularly sports programming, and we expect these increases to continue. Our relatively small base of subscribers limits our ability to negotiate lower programming costs. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face market constraints on our ability to pass programming costs on to our customers.

As discussed above, we currently expect to spend $73.0 million in capital expenditures in 2004, including capital expenditures related to the Pinellas County, Florida market. We expect to fund these contractual obligations, programming costs and expected capital expenditures using a portion of the $63.3 million of cash on hand as of December 31, 2003 and the additional approximately $3.7 million of proceeds we received in January 2004 from the underwriters’ exercise of their option to purchase additional shares in connection with our common stock offering, with the remainder funded by cash flow generated by operations. In particular, we believe we can satisfy all of our anticipated funding requirements, including capital expenditures, through 2004 using a combination of improved cash flow from operations, our cash on hand and the net proceeds of our common stock offering. We may also use a portion of the proceeds from this offering to fund our operations, including additional capital expenditures. In order to satisfy funding requirements, including capital expenditures, beyond 2004, we may need to raise additional capital through equity offerings, asset sales or debt financing.

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

Revenue Recognition. The Company generates recurring or multi-period operating revenues, as well as nonrecurring revenues. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” requires that the following four basic criteria must be satisfied before revenues can be recognized:

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

Plant and Equipment. The cost associated with the construction of our broadband transmission and distribution facilities and new service installations are capitalized. Capitalized costs include all direct labor and materials, as well as some indirect costs. We perform periodic evaluations of any estimates associated with indirect costs and changes to the estimates, which are significant, are included prospectively in the period in which the evaluations are completed.

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

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We recognized an asset impairment of approximately $9.9 million during the year ended December 31, 2002 in accordance with SFAS No. 144 and recorded no impairment in the year ended December 31, 2003.

We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, we recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle. As a result of the impairment test in January 2003 and 2004, no impairments were identified.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We adopted SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The adoption of SFAS No. 145 required that the extraordinary gain on extinguishment of debt of $31.9 million be reclassified to operating expenses. Excluding the reclassification we do not expect SFAS No. 145 to have a material impact on our financial position or results of operations.

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provision of FIN 45 are effective for guarantees issued after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002, and had no impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46)), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting and reporting for derivative instruments, including certain derivatives imbedded in other contracts and for hedging activities as defined under FASB statement No. 133 and FIN No. 45. SFAS No. 149 is effective for contracts entered into after September 30, 2003. The adoption of SFAS No. 149 did not materially impact our financial position or results of operations.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, we maintain disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be contained in the section entitled “Information About Our Executive Officers, Directors and Nominees” of our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the section entitled “Executive Compensation” of our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be contained in the section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Independent Public Accountants” of our definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of the Company and independent auditor’s report are included in Item 8 of this Form 10-K.

Independent Auditors’ Report

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2002 and 2003.

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003.

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2001, 2002 and 2003.

Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Joint Plan of Reorganization of Knology Broadband, Inc. filed with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, by Knology, Inc. and Knology Broadband, Inc., on September 18, 2002, confirmed on October 22, 2002 and effective on November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

2.2	Asset Purchase Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 2.2 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

2.3	Side Letter Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 2.3 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

2.4	Agreement, dated as of July 15, 2003, between GLA New Ventures, LLC and Knology, Inc. (Incorporated herein by reference to Exhibit 2.4 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

Exhibit No.	Exhibit Description
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 4.2 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Indenture, dated as of November 6, 2002, by and between Knology Inc. and Wilmington Trust Company, as Trustee, relating to the 12% Senior Notes Due 2009 of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

4.2	Form of Senior Note (contained in Exhibit 4.1).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., Certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Incorporated herein by reference to Exhibit 10.5 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339))

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.		Exhibit Description
10.8		Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9		Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10		Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11		Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12		Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13		Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.14		Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.15		Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16		Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.17		Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18		Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19		Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20		Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21	*	Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.22*	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23*	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28	Registration Rights Agreement, dated November 6, 2002, by and between Knology, Inc. and SCANA Communications Holdings, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.29	Carrier Services Agreement dated July 16, 2001 between Business Telecom, Inc. And Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.30*	Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.31*	Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.32.1	Amended and Restated Credit Agreement, between certain subsidiaries of Knology Broadband, Inc. and Wachovia Bank, National Association, dated October 22, 2002 (Incorporated herein by reference to Exhibit 10.32.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.32.2	Note Payable to Wachovia, dated October 22, 2002 (Incorporated herein by reference to Exhibit 10.32.2 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.32.3	Reaffirmation Agreement, dated October 22, 2002. (Incorporated herein by reference to Exhibit 10.32.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.32.4	Collateral Agreement, dated October 22, 2002. (Incorporated herein by reference to Exhibit 10.32.4 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.33	Tax Separation Agreement between ITC Holding and Knology, Inc. (Incorporated herein by reference for Exhibit 10.59 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.34	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.35	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.36	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.37	Knology, Inc. 2002 Long Term Incentive Plan (Incorporated by reference to exhibit 99.1 to Knology, Inc.’s Registration Statement on Form S-8 (File No. 333-103248)).

10.38	Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to Exhibit 10.65 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.39	Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.40	Knology, Inc. Spin-Off Plan (Incorporated herein by reference to Exhibit 10.71 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.41	Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.42	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.43*	On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.44*	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.45*	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.46*	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.47	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.48	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.49	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.50*	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.51.1	Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.2	First Supplement to the Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.3	Promissory Note, dated June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.4	Stock Pledge Agreement, dated as of June 29, 2001, by and between Globe Telecommunications, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.5	Security Agreement, dated as of June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.6	Security Agreement, dated as of June 29, 2001, made by ITC Globe, Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.51.7	Continuing Guaranty, dated as of June 29, 2001 by ITC Globe, Inc. for the benefit of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.8	Stock Pledge Agreement, dated as of June 29, 2001, by and between Knology, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.7 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.9	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Consent, Waiver and Amendments to Master Loan Agreement, dated June 6, 2002 (Incorporated herein by reference to Exhibit 10.52.9 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.10	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Amendments to Master Loan Agreement, dated July 3, 2002 (Incorporated herein by reference to Exhibit 10.52.9 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.11	Amended and Restated First Supplement to Master Loan Agreement, dated June 6, 2002 (Incorporated herein by reference to Exhibit 10.52.11 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.12	Continuing Guaranty by Knology of Knoxville, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.12 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.13	Security Agreement by Knology of Knoxville, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.13 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.14	Continuing Guaranty by Knology, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.14 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.15	Continuing Guaranty by Knology Broadband, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.15 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.16	Companion Continuing Guaranty by Knology Broadband, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.16 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.52.1	$6,700,000 Purchase Money Financing Line of Credit Promissory Note, dated December 1, 2003, made by Knology Broadband of California, Inc. in favor of Campbell B. Lanier, III, as also executed by Knology, Inc. with respect to the potential issuance of the stock of Knology, Inc. upon conversion of the note (Incorporated herein by reference to Exhibit 10.53.1 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

10.52.2	Purchase-Money Security Agreement, dated December 1, 2003, made by Knology Broadband of California, Inc. in favor of Campbell B. Lanier, III (Incorporated herein by reference to Exhibit 10.53.2 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

10.52.3	Cancellation of $5,000,000 Promissory Note and Security Agreement, dated December 1, 2003, by and among Knology New Media, Inc., SCANA Communications Holdings, Inc. and Campbell B. Lanier, III (Incorporated herein by reference to Exhibit 10.53.3 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

Exhibit No.	Exhibit Description
10.53	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc.

10.54	Lease, dated April 10, 2003, by and between CalWest Industrial Properties, LLC and Verizon Media Ventures Inc., as assigned to Knology Broadband of California, Inc. on December 1, 2003.

10.55	City of Cerritos Resolution No. 2003-24, dated October 23, 2003, Approving the Transfer of the Cable Television Franchise from Verizon Media Ventures Inc. to Knology Broadband of California, Inc.

10.56	Transfer Agreement, dated January 7, 2004, by and between Pinellas County, Florida, Verizon Media Ventures Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc.

10.57	City of St. Petersburg Ordinance No. 643-G, dated November 20, 2003, Approving an Extension of the Knology Broadband of Florida, Inc. Cable Television Franchise from September 9, 2006 to September 9, 2009.

10.58	Transfer Agreement, dated December 16, 2003, by and between the City of Clearwater and Verizon Media Ventures Inc., Knology, Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc.

10.59	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc.

10.60	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc.

10.61	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc.

10.62	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc.

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

*	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

(b) REPORTS ON FORM 8-K.

On December 2, 2003, Knology filed a current report on Form 8-K reporting, under item 5, that its stockholders had approved a reverse stock split, which became effective on November 28, 2003, and reflect the effect of the reverse stock split in (i) the financial information contained in its Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, audited consolidated financial statements, and financial statement schedule as of and for the three years ended December 31, 2002, as originally reported in its Annual Report, as amended, on Form 10-K/A for the fiscal year ended December 31, 2002 filed on November 24, 2003; and (ii) the financial information contained in its Management’s Discussion and Analysis of Financial Condition and Results of Operations, as originally reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

On November 18, 2003, Knology filed a current report on Form 8-K furnishing, under Item 12, issued a press release announcing its third quarter results.

(c) EXHIBITS

We hereby file as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d) FINANCIAL STATEMENT SCHEDULE

Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto, included in Item 8 of this report, or have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
President and Chief Executive Officer

March 30, 2004
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Chairman of the Board and Director	March 30, 2004

/s/ RODGER L. JOHNSON Rodger L. Johnson	President, Chief Executive Officer and Director (Principal executive officer)	March 30, 2004

/s/ ROBERT K. MILLs Robert K. Mills	Chief Financial Officer, Vice President and Treasurer (Principal financial officer and principal accounting officer)	March 30, 2004

/s/ RICHARD S. BODMAN Richard S. Bodman	Director	March 30, 2004

Alan A. Burgess	Director	March 30, 2004

/s/ DONALD W. BURTON Donald W. Burton	Director	March 30, 2004

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 30, 2004

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 30, 2004

/s/ WILLIAM LAVERACK, JR. William Laverack, Jr.	Director	March 30, 2004

/s/ BRET PEARLMAN Bret Pearlman	Director	March 30, 2004

/s/ WILLIAM H. SCOTT III William H. Scott III	Director	March 30, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Knology, Inc.:

We have audited the accompanying consolidated balance sheets of Knology, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern in their report dated February 7, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” which was adopted by the Company as of December 31, 2002.

As discussed above, the consolidated financial statements of Knology, Inc., and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1. As described in Note 2, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 included (a) agreeing previous reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods relating to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.

2. As described in Notes 2 and 10, these consolidated financial statements have been revised to include the reclassification provisions required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to 2001 included (a) agreeing the reported amount to underlying accounting records obtained from management, and (b) testing the mathematical accuracy of reclassification of gain on early extinguishment of debt to operating expenses.

3. As described in Notes 2 and 9, these consolidated financial statements have been revised to give effect to the reverse stock split on November 28, 2003 discussed in Note 9. We audited the adjustments described in Note 9 that were applied to revise the 2001 financial statements for such reverse stock split. Our audit procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2001 to the Company’s underlying accounting analysis obtained from management, (2) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued financial statements, and (3) recalculating the reduction in shares to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Deloitte & Touche LLP

Atlanta, GA

March 29, 2004

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

/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2002

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	DECEMBER 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$38,168	$52,021
Restricted cash (Note 3)	5,745	11,314
Accounts receivable, net of allowance for doubtful accounts of $2,194 and $1,449 as of December 31, 2002 and 2003, respectively	14,863	19,284
Accounts receivable—affiliates	72	—
Prepaid expenses	996	1,818

Total current assets	59,844	84,437
PROPERTY, PLANT AND EQUIPMENT:
System and installation equipment	504,628	557,088
Test and office equipment	45,881	52,326
Automobiles and trucks	9,596	9,620
Production equipment	666	724
Land	3,738	3,738
Buildings	17,271	17,377
Construction and premise inventory	16,422	12,780
Leasehold improvements	1,675	1,768

	599,877	655,421
Less accumulated depreciation and amortization	(242,695)	(319,361)

Property, plant, and equipment, net	357,182	336,060

OTHER LONG-TERM ASSETS:
Intangible assets, net	41,084	41,150
Deferred issuance costs, net	447	365
Investments	12,580	1,243
Other	154	457

Total assets	$471,291	$463,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$3,406	$5,213
Accounts payable	15,729	15,520
Accrued liabilities	8,441	9,136
Unearned revenue	8,268	11,633

Total current liabilities	35,844	41,502
NONCURRENT LIABILITIES:
Notes payable	50,490	45,309
Unamortized investment tax credits	110	39
Senior unsecured notes, net of discount	198,455	225,037
Warrants (Note 4)	1,861	932

Total noncurrent liabilities	250,916	271,317

Total liabilities	286,760	312,819

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value per share; 56,000,000 shares authorized, 51,040,457 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	510	—
Series B preferred stock, $.01 par value per share; 21,180,131 shares authorized, 21,180,131 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	212	—
Series C preferred stock, $.01 par value per share; 60,000,000 shares authorized, 50,219,562 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	502	—
Series D preferred stock, $.01 par value per share; 34,000,000 shares authorized, 10,684,751 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively (Note 8)	107	—
Series E preferred stock, $.01 par value per share; 25,000,000 shares authorized, 21,701,279 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively (Note 8)	217	—
Common stock, $.01 par value per share; 175,000,000 shares authorized, 503,197 and 20,605,430 shares issued and outstanding at December 31, 2002 and 2003, respectively	5	207
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 0 and 2,170,127 shares issued and outstanding at December 31, 2002 and 2003, respectively	—	21
Additional paid-in capital	493,046	548,518
Accumulated deficit	(310,068)	(397,853)

Total stockholders’ equity	184,531	150,893

Total liabilities and stockholders’ equity	$471,291	$463,712

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
OPERATING REVENUES:
Video	$48,834	$60,752	$71,879
Voice	44,793	58,742	70,117
Data services and other	12,562	22,372	30,942

Total operating revenues	106,189	141,866	172,938

OPERATING EXPENSES:
Costs of services (excluding depreciation)	32,469	41,007	46,525
Selling, general and administrative expenses	73,322	79,837	93,366
Depreciation and amortization	78,954	80,533	77,806
Gain on debt extinguishment (Note 4)	(31,875)	0	0
Gain on reorganization (Note 4)	0	(109,804)	0
Reorganization professional fees	0	3,842	84
Asset impairment	0	9,946	0
Non-cash stock option compensation	0	3,266	1,883
Litigation fees (Note 6)	0	1,244	907

Total operating expenses	152,870	109,871	220,571

OPERATING (LOSS) INCOME	(46,681)	31,995	(47,633)

OTHER INCOME (EXPENSE):
Interest income	2,724	395	379
Interest expense (contractual interest of $41,619 for the twelve months ended December 31, 2002)	(42,793)	(36,266)	(29,175)
Gain on adjustment of warrants to market	0	2,865	929
Other expense, net	(834)	(321)	(12,288)

Total other expense	(40,903)	(33,327)	(40,155)

LOSS BEFORE INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(87,584)	(1,332)	(87,788)
INCOME TAX PROVISION	(2,789)	0	0

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(90,373)	(1,332)	(87,788)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0	(1,294)	0

NET LOSS	(90,373)	(2,626)	(87,788)
NON-CASH DISTRIBUTION TO PREFERRED STOCKHOLDERS (Note 8)	(36,579)	0	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(126,952)	$(2,626)	$(87,788)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,628.84)	$(52.20)	$(5.17)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,292	50,304	16,995,092

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		SERIES C PREFERRED STOCK		SERIES D PREFERRED STOCK		SERIES E PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 31, 2000	50,912,155	$509	21,180,131	$212	0	$0	0	$0	0	$0
Comprehensive Loss:
Net loss attributable to common stockholders

Comprehensive Loss

Non-Cash Distribution to Preferred Shareholders (Note 8)
Exercise of stock options	78,733	1
Private Placement					37,149,262	371
Stock issued for purchase of land					70,300	1

BALANCE, December 31, 2001	50,990,888	$510	21,180,131	$212	37,219,562	$372	0	$0	0	$0
Comprehensive Loss:
Net loss attributable to common stockholders
Comprehensive Loss
Exercise of stock options	49,569	0
Private Placement					13,000,000	130
Non-cash stock option compensation
Reorganization, net of fees of $3,842 (Note 8)							10,684,751	107	21,701,279	217

BALANCE, December 31, 2002	51,040,457	$510	21,180,131	$212	50,219,562	$502	10,684,751	$107	21,701,279	$217
Comprehensive Loss:
Net loss attributable to common stockholders
Comprehensive Loss
Exercise of stock options	209,404	2
Unrealized gain
Non-cash stock option compensation
Reorganization fees (Note 8)
Initial public offering of common stock	(51,249,861)	(512)	(21,180,131)	(212)	(50,219,562)	(502)	(10,684,751)	(107)	(21,701,279)	(217)

BALANCE, December 31, 2003	—	$—	—	$—	—	$—	—	$—	—	$—

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS—Continued

(DOLLARS IN THOUSANDS)

	COMMON STOCK SHARES		NON-VOTING COMMON STOCK SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 31, 2000	443,301	$4	—	$—	$247,730	$(180,490)	$(0)	67,965
Comprehensive Loss:
Net loss attributable to common stockholders						(90,373)		(90,373)

Comprehensive Loss								(90,373)

Non-Cash Distribution to Preferred Shareholders (Note 8)					36,579	(36,579)		0
Exercise of stock options	58,893	1			891			893
Private Placement					109,331			109,702
Stock issued for purchase of land					210			211

BALANCE, December 31, 2001	502,194	$5	—	$—	$394,741	$(307,442)	$(0)	$88,398
Comprehensive Loss:
Net loss attributable to common stockholders						(2,626)		(2,626)

Comprehensive Loss								(2,626)

Exercise of stock options	1,003	0			2			2
Private Placement					38,870			39,000
Non-cash stock option compensation					3,266			3,266
Reorganization, net of fees of $3,842 (Note 8)					56,167			56,491

BALANCE, December 31, 2002	503,197	$5	—	$—	$493,046	$(310,068)	$(0)	$184,531
Comprehensive Loss:
Net loss attributable to common stockholders						(87,788)		(87,788)

Comprehensive Loss								(87,788)

Exercise of stock options	9,356	1			15			18
Unrealized gain							3	3
Non-cash stock option compensation					1,883			1,883
Reorganization fees (Note 8)					(50)			(50)
Initial public offering of common stock	20,092,877	201	2,170,127	21	53,624			52,296

BALANCE, December 31, 2003	20,605,430	$207	2,170,127	$21	$548,518	$(397,856)	$3	$150,893

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,373)	$(2,626)	$(87,788)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	78,954	80,533	77,806
Non-cash stock option compensation	0	3,266	1,883
Asset impairment	0	9,946	0
Litigation fees	0	1,244	907
Write off of investment	0	45	12,406
Accretion of discounted debt	42,948	29,411	0
Non-cash bond interest expense	0	3,796	26,582
Provision for bad debt	2,794	3,595	4,714
Gain on early extinguishment of debt	(31,875)	0	0
Gain on reorganization	0	(109,804)	0
Loss (gain) on disposition of assets	427	(88)	(14)
Cumulative effect of change in accounting principle	0	1,294	0
Gain on adjustment of warrants to market	0	(2,865)	(929)
Amortization of deferred investment tax credit	(72)	(72)	(71)
Other deferred credits	(45)	0	0
Changes in operating assets and liabilities:
Accounts receivable	(5,493)	(4,964)	(9,135)
Accounts receivable—affiliate	2,710	465	72
Prepaid expenses and other	242	42	(772)
Accounts payable	(12,340)	(2,390)	(209)
Accrued liabilities	(3,446)	(2,142)	695
Unearned revenue	2,318	1,632	3,365

Total adjustments	77,122	12,944	117,300

Net cash (used in) provided by operating activities	(13,251)	10,318	29,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86,696)	(44,446)	(35,533)
Organizational and franchise cost expenditures	(1,367)	(1,448)	(407)
Proceeds from sale of property	99	1,047	378
Acquisition of Verizon Media	0	0	(18,841)
Investment in Grande	(1,108)	0	(1,070)
Other	(45)	0	0

Net cash used in investing activities	(89,117)	(44,847)	(55,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(11)	(2)	(3,373)
Expenditures related to issuance of debt	(442)	0	0
Proceeds from private placement, net of offering expenses	109,702	39,000	0
Net proceeds from public offering	0	0	48,788
Proceeds from long-term debt facility	32,482	5,470	0
Stock options exercised	946	2	18
Expenditures related to reorganization	0	(4,102)	(50)
Repurchase of senior discount notes	(22,810)	0	0
Advances to affiliates	(53)	0	0

Net cash provided by financing activities	119,814	40,368	45,383

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,446	5,839	19,422
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,628	38,074	43,913

CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,074	$43,913	$63,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2,758	$1,550	$2,589

Cash received during period for income taxes	$712	$296	$0

Detail of investments and acquisitions:
Property, plant and equipment	—	—	21,149
Intangible assets & other	—	—	1,201
Warrants received/(issued)	—	—	(3,509)

Net cash paid for acquisitions	—	—	18,841

Stock issued for purchase of land	$211	$0	$0

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003

(dollars in thousands, except share data)

1. Organization, Nature of Business, and Basis of Presentation

Organization

Knology, Inc. (“Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating the Company was to enable ITC Holding Company, Inc. to complete a reorganization of certain of its wholly owned and majority-owned subsidiaries on November 23, 1999 (the “Reorganization”).

Prepackaged Plan of Reorganization Under Chapter 11

Knology Broadband, Inc., or Broadband, a wholly owned subsidiary of Valley Telephone Co., LLC, which is a wholly owned subsidiary of Knology, on September 18, 2002 filed a bankruptcy petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. On that same date, Knology and Broadband filed a prepackaged plan of reorganization of Broadband under Chapter 11.

Broadband received approval from the Bankruptcy Court to pay all trade claims and employee wages in the ordinary course of business, including pre-petition claims.

On October 22, 2002, the Bankruptcy Court confirmed the prepackaged plan of reorganization of Broadband without modification.

On November 6, 2002, the following transactions became effective pursuant to the prepackaged plan:

•	Knology received $39,000 gross cash proceeds from the issuance of 13,000,000 shares of Series C preferred stock in a private placement to existing investors SCANA Holding and ITC Telecom Ventures. The proceeds were used to pay transaction expenses of approximately $1,700 and for general corporate purposes.

•	$379,900 aggregate principal amount at maturity of Broadband discount notes were exchanged for $193,500 of new Knology notes and 10,618,352 shares of new Knology Series D preferred stock and 21,701,279 shares of new Knology Series E preferred stock.

•	The $15,500 4-year senior secured credit facility by and among Wachovia, as lender, Broadband, as guarantor, and the subsidiaries of Broadband as borrowers, was amended and restated.

•	The $40,000 10-year senior secured credit facility by and among CoBank as lender and Valley Telephone, Globe Telecommunications, Inc., Interstate Telephone, as borrowers, was amended.

•	$64,200 aggregate principal amount at maturity of Broadband discount notes held by Valley Telephone, were canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

•	$15,300 owed to Knology by Broadband under two intercompany loan facilities was canceled in exchange for a limited guaranty by Broadband of the CoBank credit facility.

•	The Knology Stockholders Agreement was amended to provide the holders of Broadband discount notes who received new Knology preferred stock in the restructuring with registration rights and co-sale rights, as well to provide holders of the Series D preferred stock the right to nominate a director to be elected to Knology’s board of directors.

Nature of business

Knology, Broadband and their respective subsidiaries own and operate an advanced interactive broadband network and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern United States.

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

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

Basis of presentation

The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company does not exercise significant control are accounted for using the cost method of accounting. All significant intercompany balances have been eliminated.

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

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate bonds.

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs, net of recoveries	Balance at end of period
2001	$748	$2,823	$2,760	$811
2002	$811	$3,595	$2,212	$2,194
2003	$2,194	$4,714	$5,459	$1,449

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

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

Years
Buildings	25
System and installation equipment	7-10
Production equipment	9
Test and office equipment	3-7
Automobiles and trucks	5
Leasehold improvements	5-20

Depreciation of telephone plant is provided on a straight-line method, using class or overall group rates acceptable to regulatory authorities. Such rates range from 2% to 24%. Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $63,333, $78,623 and $77,438, respectively.

Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Interest is capitalized in connection with the construction of the Company’s broadband network. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $2,430 of interest cost was capitalized in 2001. In 2002 and 2003 no interest was capitalized as the company’s capital expenditures did not qualify for capitalizing.

Intangible assets

The Company constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2003, the Company has obtained these franchises through acquisitions of cable systems accounted for as purchase business combinations and construction of new cable systems. The acquisitions have been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary assets acquired by the Company have historically been cable franchises.

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying values of the intangible assets which are no longer amortized.

	2002	2003	Amortization Period (Years)
Customer base	328	326	3
Other	798	225	1-15

Gross carrying value of intangible assets subject to amortization	1,126	551
Less accumulated amortization	876	235

Net carrying value	250	316
Goodwill	40,834	40,834

Total intangibles, net	$41,084	$41,150

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 141 requires all business

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

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

The following is a pro forma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Pro Forma Results for the Year ended December 31,
	2001	2002	2003
Reported net loss	$(90,373)	$(2,626)	$(87,778)
Goodwill amortization (net of tax)	4,794	0	0

Adjusted net loss	$(85,579)	$(2,626)	$(87,778)

Basic and diluted net loss per share attributed to common shareholders	$(1,772.11)	$(52.50)	$(5.17)
Basic and diluted weighted average number of common shares outstanding	48,292	50,304	16,995,092

Amortization expense related to goodwill and intangible assets was $358, $791 and $14,492 for the years ended December 31, 2003, 2002 and 2001, respectively.

Scheduled amortization of intangible assets for the next five years is as follows:

2004	$190
2005	126

$316

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

Deferred issuance costs

Deferred issuance costs include costs associated with the issuance of debt and the consummation of credit facilities (Note 4). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2002 and 2003 are as follows:

	2002	2003	Amortization Period (Years)
Deferred issuance costs	$1,858	$501	4-10
Accumulated amortization	(1,411)	(136)

Deferred issuance costs, net	$447	$365

Valuation of long-lived assets

On January 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The effects of adopting SFAS No. 144 were not material to the Company’s results of operations.

In connection with the restructuring of capitalization pursuant to the prepackaged plan of reorganization, the Company issued new 12% senior notes due 2009, which include covenants limiting the ability to fund expansion into new markets, including Nashville and Louisville. Due to the restrictive nature of the new covenants as they relate to the use of operating cash flows or new borrowings for expansion, the Company evaluated certain long-lived assets for impairment. The asset impairment charge was measured in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Based on this evaluation of the impact the new covenants will have on our business plan, the Company recognized an asset impairment of approximately $9,946 during the year ended December 31, 2002. The total asset impairment is comprised of the following:

2002
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

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

Stock based compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, the Company recorded $3,266 and $1,833 of non-cash stock option compensation expense for the years ended December 31, 2002 and 2003, respectively. We will continue to provide pro forma net income and earnings per share information related to prior awards.

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended December 31,
	2001	2002	2003
Net loss, as reported	$(126,952)	$(2,626)	$(87,788)
Add: Stock-based compensation, as reported	—	3,266	1,883
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(2,847)	(3,299)	(1,913)

Pro forma net loss	$(129,799)	$(2,659)	$(87,818)

Basic and diluted net loss per share attributed to common shareholders	$(2,687.79)	$(52.86)	$(5.17)
Basic and diluted weighted average number of common shares outstanding	48,292	50,304	16,995,092

Investments

Investments and equity ownership in associated companies consisted of the following at December 31, 2002 and 2003:

	2002	2003
Nonmarketable investments, at cost:
Grande Communications common stock, 10,123,829 and 10,946,556 shares in 2002 and 2003, respectively	$12,580	$1,243

Total investments	$12,580	$1,243

At December 31, 2003, the Company, through its wholly owned subsidiaries, owned approximately 2.1% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting. The

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

Company determined that the changes in business conditions at Grande Communication, Inc. were other than temporary and recorded a loss of $12,406 during the third quarter of 2003 on our investment in Grande. In the fourth quarter of 2003 the Company invested an additional $1,069 in Grande.

Accrued liabilities

Accrued liabilities at December 31, 2002 and 2003 consists of the following:

	2002	2003
Accrued trade expenses	$5,564	$6,604
Accrued property taxes	1,470	1,888
Accrued compensation	973	207
Accrued interest	434	437

Total	$8,441	$9,136

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

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $3,308, $3,552 and $4,291 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2001, 2002, and 2003, respectively.

Installation

The Company recognizes broadband installation revenue when the customer is initially billed for the connection of services as the direct selling costs exceed installation revenue on a per customer basis. The direct selling costs are expensed in the period incurred.

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

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amount of the Company’s receivables approximates their fair values.

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 7).

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

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share.” That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (994,961 in 2002 and 2003, respectively) and stock options (805,227 and 1,810,254 shares in 2002 and 2003, respectively using the treasury stock method) were not included in the computation of diluted EPS as their effect was antidilutive.

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

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003, which resulted in no material impact to our financial position or statement of operations.

3. Cash and Cash Equivalents

As of December 31, 2003, the Company has $11,314 of cash that is restricted in use. Of this amount, $9,616 is held at the telephone operations group and is restricted for use by these entities. Also, the Company has pledged $1,698 of cash as collateral for amounts potentially payable under certain surety bond agreements.

As of December 31, 2002, the Company had $5,745 of cash that was restricted in use. Of this amount, $4,755 was held at the telephone operations group and was restricted for use by these entities. Also, the Company had pledged $990 of cash as collateral for amounts that were potentially payable under certain surety bond agreements.

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

4. Long-Term Debt

Long-term debt at December 31, 2002 and 2003 consists of the following:

	2002	2003
Senior Unsecured Notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% beginning November 6, 2002, interest payable semiannually at 12% beginning November 30, 2004, with principal and unpaid interest due November 30, 2009	$198,455	$225,037
Senior secured Wachovia credit facility, at a rate of LIBOR plus 2.5%, interest payable quarterly with remaining principal and any unpaid interest due June 15, 2006	15,465	15,465
Senior secured CoBank term credit facility, currently at a rate of 7.5%, interest payable quarterly, principal payments due quarterly beginning July 20, 2002 with final principal and any unpaid interest due April 20, 2011	37,952	34,588
Capitalized lease obligation, at a rate of 7%, with monthly principal and interest payments through October 2011	479	470

	252,351	275,560
Less current maturities	3,406	5,213

	$248,945	$270,347

Following are maturities of long-term debt for each of the next five years as of December 31, 2003:

2004	$5,213
2005	12,390
2006	9,633
2007	4,547
2008	4,900
Thereafter	238,877

Total	$275,560

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

After giving effect to the completion of the restructuring, Knology’s first interest payment on the new Knology notes will be due two years after issuance (Knology presently intends to pay interest incurred for the first 18 months in kind through the issuance of additional notes) in the amount of $14,226, with consistent semiannual interest payments due through the seventh anniversary of the issuance of the new Knology notes. The new Knology notes will increase to the amount due of $237,096 assuming payment in kind of interest incurred during the first 18 months of the new notes.

The indenture governing the new Knology notes places certain restrictions on the ability of Knology and its subsidiaries to take certain actions including the following:

•	pay dividends or make other restricted payments;

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

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

In November 1999, Knology completed an exchange in which Knology received the Broadband warrants which were issued in connection with the Broadband Senior Discount Notes issued in October 1997. These warrants were exchanged for warrants to purchase shares of Knology Series A preferred stock. During the second quarter 2002, Knology adjusted the carrying value of the outstanding warrants to market value based on the approximate per share value of the Series A preferred stock. In connection with our financial restructuring, the approximate per share value of Series A preferred stock is deemed to be $1.87 per share resulting in a $2,865 gain on the adjustment of warrants to market value. In December of 2003 in conjunction with the public offering, the outstanding warrants to purchase Series A preferred stock converted to warrants to purchase common stock and were reclassified as warrants to purchase .10371 of a share of common stock. On December 31, 2003 the converted warrants to purchase common stock were deemed to have a $9.03 per share value, based on the closing price of the Company’s common stock, resulting in a $928 gain on the adjustment of warrants to market value.

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

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

•	make distributions or stock repurchases;

•	make investments;

•	engage in transactions with affiliates; and

•	sell assets and engage in mergers and acquisitions.

The Wachovia credit facility also includes covenants requiring compliance with operating and financial ratios on a consolidated basis, including total leverage ratio and debt service coverage ratio. As of December 31, 2003 Broadband is in compliance with these covenants, as amended. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the Wachovia credit facility could be payable to the lender on demand. A change of control of Broadband, as defined in the Wachovia credit facility, would constitute a default under the covenants. The restructuring resulted in the amendment and restatement of the Wachovia credit facility, including an adjustment of the maturity date which allows Knology to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006. The maximum amount available under the Wachovia credit facility as of December 31, 2002 and 2003 was approximately $15,500. As of December 31, 2002 and 2003, approximately $15,475 had been drawn against the facility.

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

The CoBank credit facility also includes covenants requiring compliance with certain operating and financial ratios of the borrowers on a consolidated basis, including a total leverage ratio and a debt service coverage ratio. As of December 31, 2003 the borrowers are in compliance with these covenants, but there can be no assurances that the borrowers will remain in compliance. Should the borrowers not be in compliance with the covenants, the borrowers would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under CoBank credit facility could be payable on demand. In connection with the completion of the financial restructuring the maximum amount available under the master loan agreement has been amended to $38,000.

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

5. Acquisitions

On December 1, 2003, Knology Broadband of California, Inc., one of the Company’s indirect subsidiaries, entered into a $6.7 million purchase-money financing promissory note and a purchase-money security agreement with Campbell B. Lanier, III. Amounts outstanding under the promissory note bear interest at a rate of 12% per annum. The proceeds from the promissory note were used on December 1, 2003 to complete the acquisition of the cable system and franchise rights in Cerritos, California and to pay related expenses.

On December 31, 2003, the Company completed the acquisition of certain network assets and franchise rights from Verizon Media Ventures Inc. for which the Company paid approximately $17.0 million in cash. In connection with the acquisition, the Company issued warrants to purchase 1,000,000 shares of common stock to a former prospective purchaser of the Verizon assets.

Unaudited pro forma results of operations

The assets of Verizon Media Ventures, Inc. for Cerritos, California have been included in the Company’s consolidated financial statements effective December 1, 2003, and the assets of Verizon Media Ventures, Inc. for Pinellas County, Florida have been included in the Company’s consolidated financial statements effective December 31, 2003.

The following unaudited pro forma operating results set forth below gives effect to the Verizon Media acquisition had if occurred on January 1, 2002 and 2003, respectively for the years ended December 31, 2002 and 2003, respectively. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the acquisition occurred on the assumed dates, nor is the information necessarily indicative of future results of operations.

	2002	2003
Operating revenues	$176,921	$206,137
Loss before cumulative effect of change in accounting principle	$(18,083)	$(139,128)
Net loss attributable to common stockholders	$(19,377)	$(139,128)
Weighted average shares	50,304	16,995,092
Net loss per share attributable to common stockholders	$(385.20)	$(8.19)

The December 2003 acquisition of Verizon Media was accounted for as a purchase, and accordingly, the results of operations of Verizon Media of Cerritos, California and Pinellas County, Florida have been included in the accompanying statement of operations since their respective acquisition dates of December 1, 2003 and December 31, 2003, respectively. The allocation of the purchase price as of December 31, 2003 was as follows.

2003
Acquisition costs	$18,841
Cost allocation
Intangible assets	1,201
Property and equipment	21,149
Warrants issued	(3,509)

$18,841

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

6. Operating Leases

The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows:

2004	$2,233
2005	2,040
2006	1,650
2007	1,280
2008	1,043
Thereafter	3,328

Total minimum lease payments	$11,574

Total rental expense for all operating leases was approximately $1,127, $1,167 and $2,600 for the years ended December 31, 2001, 2002, and 2003, respectively.

7. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $49,043 in programming fees under these contracts during 2004.

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

On November 8, 2000, we filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of our franchise. In March 2001, the U.S. District Court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003 the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

setting others down for trial. The U.S. District Court granted our motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

On November 21, 2001, we filed a complaint against Georgia Power Company requesting FCC adjudication of a dispute regarding amounts Georgia Power charged us in connection with the construction of our network in Augusta, Georgia. We requested the FCC to review these charges to determine whether they were “reasonable” in accordance with FCC pole attachment regulations. We requested reimbursement from Georgia Power of approximately $2.5 million. Georgia Power responded to the FCC complaint by asserting we owed Georgia Power approximately $900,000 for additional construction-related charges. In May 2003, Georgia Power filed a complaint against Broadband, our subsidiary, in the Superior Court of Troup County, State of Georgia, re-asserting claims for construction related charges. Georgia Power’s claim duplicates its claim pending before the FCC. We responded to Georgia Power’s complaint in state court by re-asserting our claims that are currently pending before the FCC. We also sought to remove the state court action to federal court and moved to dismiss the lawsuit or to stay the action to allow the FCC time to issue its decision. Georgia Power has moved to remand the case to state court. On November 20, 2003, the FCC issued an order determining that certain pole attachment fees charged by Georgia Power were improper. At this time, it is impossible to determine with certainty the ultimate outcome of the litigation.

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

8. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2001, 2002, and 2003:

	2001	2002	2003
Current	$(2,789)	$(0)	$(0)
Deferred	38,318	(7,840)	34,882
(Increase) decrease in valuation allowance	(38,318)	7,840	(34,882)

Income tax benefit (provision)	$(2,789)	$(0)	$(0)

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets:
Net operating loss & other attributes carryforwards	$88,290	$114,537
Equity in losses of subsidiaries	1,189	1,189
Deferred bond interest	17,003	24,779
Deferred revenues	370	179
Alternative minimum tax credit carryforward	2,334	2,334
Debt issuance costs	0	1,466
Other	8,567	9,065
Valuation allowance	(86,591)	(121,473)

Total deferred tax assets	31,162	32,076
Deferred tax liabilities:
Depreciation and amortization	31,162	32,076

Net deferred income taxes	$0	$0

At December 31, 2003, the Company had available federal net operating loss carryforwards of approximately $304,000 that expire from 2012 to 2022. The utilization of $115,000 of these loss carryforwards and $2,334 AMT carryforwards is subject to an annual limitation as a result of a change in ownership of the Company, as defined in the Internal Revenue Code. The limitation does not reduce the total amount of net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. The Company also had various state net operating loss carryforwards totaling approximately $343,000. Unless utilized, the state net operating loss carryforwards expire from 2012 to 2022. Management has recorded a total valuation allowance of $121,473 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2001, 2002, and 2003 is as follows:

	2001	2002	2003
Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	3%	4%	4%
Non taxable book gain on early extinguishment		1,587%	0%
Reduction in deferred interest on senior discount notes		(1,883)%	0%
Interest—high yield debt		(13)%	(3)%
Other	(6)%	(28)%	1%
(Increase) decrease in valuation allowance	(28)%	299%	(36)%

Income tax benefit (provision)	3%	(0)%	(0)%

For income tax purposes, the Prepackaged Reorganization Plan did not result in any taxable income or loss from the extinguishment of debt. A significant portion of the accrued interest of the Broadband notes which was not paid by the Company was reduced as a result of the Prepackaged Reorganization Plan. The remaining amount of accrued interest on the Broadband notes is deductible upon the future retirement of the new notes and stock exchanged in the Prepackaged Reorganization Plan. The New Notes are considered high yield debt obligations resulting in a portion of their interest never being deductible for income tax purposes.

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

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

9. Equity Interests

Capital transactions

The Company has authorized 200,000,000 shares of $.01 par value common stock, 56,000,000 shares of $.01 par value Series A preferred stock, 21,180,131 shares of $.01 par value Series B preferred stock, 60,000,000 shares of $.01 par value Series C preferred stock, 34,000,000 shares of $.01 par value Series D preferred stock, 25, 000, 000 shares of $.01 par value Series E preferred stock and 25,000,000 shares of $.01 par value non-voting common stock. There were no shares of Series A, B, C, D or E preferred stock outstanding on December 31, 2003 as a result of the completion of our public offering of common stock, which resulted in the automatic conversion of the Company’s preferred stock into common stock in accordance with the terms of the Company’s amended and restated certificate of incorporation.

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

On November 28, 2003, a one-for-10 reverse stock split of shares of the Company’s common stock and non-voting common stock became effective. As a result, each of the outstanding shares of common stock was reclassified as one-tenth (1/10) of a share of common stock and each of the outstanding shares of non-voting common stock was reclassified as one-tenth (1/10) of a share of non-voting common stock.

On December 23, 2003, the Company completed a public offering of 6,000,000 common shares for $9.00 per share. On January 13, 2004, the Company’s underwriters exercised in full their over-allotment option to purchase an additional 900,000 shares of common stock. Including the over-allotment, the Company sold 6,900,000 shares for net proceeds of approximately $56,300. Concurrent with the completion of the of the public

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

offering on December 23, 2003, the outstanding Series A preferred stock converted to common stock and were reclassified as .10371 of a share of common stock; the Series B preferred stock converted to common stock and were reclassified as .14865 of a share of common stock; and, all remaining classes of preferred stock converted to common stock and were reclassified as one-tenth (1/10) of a share of common stock. Additionally the options to purchase Series A preferred stock and the warrants to purchase Series A preferred stock converted to options and warrants to purchase common stock and were reclassified as options to and warrants to purchase .10371 of a share of common stock.

Knology, Inc. stock option plans

In December 2002, the board of directors and stockholders approved the Knology, Inc. 2002 Long-Term Incentive Plan (the “2002 Plan”). This plan authorizes the issuance of up to 2 million shares of common stock pursuant to stock option awards. Effective December 31, 2002 all outstanding awards previously granted under the Broadband 1995 stock option plan (the “1995 Plan”) and the Knology 1999 Long-Term Incentive Plan (the “1999 Plan”) were canceled. Also effective December 31, 2002, an equal number of the awards canceled under these plans were granted, along with additional awards, under the 2002 Plan. The 1995 Plan and the 1999 Plan are no longer maintained by the Company.

The 2002 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. All options are granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on private equity transactions and other analyses. The options expire 10 years from the date of grant, with the exception of the options that were granted to replace the canceled options. The expiration date of theses replacement options is the same as the expiration date of the related canceled options.

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

In 2002, the Company elected to adopt the fair value recognition of compensation cost provisions of SFAS No. 123. The Company also elected to report the change in accounting principle from APB No. 25 using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure. Under the prospective method, the recognition of compensation cost is applied to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In December 2002, the Company canceled all outstanding awards for common stock as of December 31, 2002 and granted an equal number of replacement options at the current fair market value with the same expiration date as the related canceled option. The replacement options, as well as all other awards granted and settled during 2002, were included in the calculation of compensation cost in accordance with SFAS No. 123

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

and SFAS No. 148. The Company recorded a non-cash stock option compensation charge of $3,266 related to the replacement and the adoption of the provisions of SFAS No. 123 and SFAS no. 148. The following represent the expected stock option compensation expense for the next five years assuming no additional grants.

2004	$265
2005	0
2006	0
2007	0
2008	0
Thereafter	0

$265

Prior to 2002, the Company accounted for Knology, Inc.’s stock option plans and the Spin-off options under APB Opinion No. 25, under which no compensation cost was recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of Knology common stock and Series A preferred stock to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions in 2001, 2002, and 2003:

	2001	2002	2003
	Common
Risk-free interest rate	3.35%- 5.08%	2.79%	2.82%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected volatility	121%	38%	28%

	Series A preferred
Risk-free interest rate	4.60%-7.49%
Expected dividend yield	0%
Expected lives	Six years
Expected volatility	92%

The total fair value of options granted to employees under both plans during 2001 and 2002 was computed as approximately $3,388 and $2,892, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options.

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

A summary of the status of the Company’s stock options at December 31, 2003 is presented in the following table:

	Common shares	Weighted average exercise price per share	Series A preferred shares	Weighted average exercise price per share
Outstanding at December 31, 2000	605,371	30.00	3,244,003	1.62
Granted	160,364	30.00	0	0
Forfeited	(54,041)	30.80	(138,946)	3.36
Exercised	(5,889)	26.40	(78,733)	68

Outstanding at December 31, 2001	705,805	29.90	3,026,324	1.59
Granted	895,886	19.90	0	0
Forfeited	(796,366)	29.90	(68,220)	2.36
Exercised	(100)	26.30	(49,567)	45

Outstanding at December 31, 2002	805,227	$18.70	2,908,537	$1.60

Granted	784,209	10.64	0	0
Forfeited	(48,896)	18.92	(89,340)	3.26
Exercised	(946)	18.70	(209,420)	1.03
Converted as a result of the public offering	270,660	15.41	(2,609,777)	$1.60

Outstanding at December 31, 2003	1,810,254	$14.79	0

Exercisable shares as of at December 31, 2003	909,451	$17.71	0

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2003	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2003	Average exercise price
$0.00-$12.00	651,493	10.0	$9.00	6	$9.00
$12.01-$20.00	888,101	6.5	$18.70	654,357	$18.70

Series A preferred shares converted to common shares

Range of exercise prices	Outstanding as of 12/31/2003	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2003	Average exercise price
$0.00-$2.70	10,940	0.2	$2.4477	10,940	$2.4477
$2.71-$17.00	153,086	3.0	$7.8963	153,086	$7.8963
$17.01-$37.00	106,634	5.3	$28.8865	91,062	$28.8865

At December 31, 2003, 909,451 options for the Company’s common shares with a weighted average price of $18.70 per share were exercisable by employees of the Company. At December 31, 2002, 443,314 options for the Company’s common shares with a weighted average price of $18.70 per share were exercisable by employees of the Company. At December 31, 2002, 257,643 options for the Company’s Series A preferred shares with a

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003—(Continued)

(dollars in thousands, except share data)

weighted average price of $12.50 per share were exercisable by employees of the Company. At December 31, 2001, 287,518 options for the Company’s common shares with a weighted average price of $28.10 per share were exercisable by employees of the Company. At December 31, 2001, 203,865 options for the Company’s Series A preferred shares with a weighted average price of $12.50 per share were exercisable by the employees of the Company

10. Related Party Transactions

Relatives of the chairman of our board are stockholders and employees of one of the Company’s insurance provider. The costs charged to the Company for insurance services were approximately $1,211, $141, and $927 for the years ended December 31, 2001, 2002, and 2003, respectively.

11. Quarter-by-Quarter Comparison (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2003 are as follows:

Quarters:	First	Second	Third	Fourth
2002
Operating revenues	32,034	34,878	36,132	38,822
Operating (loss) income	(15,917)	(15,907)	(28,208)	92,027
Cumulative effect of change in accounting principle	(1,294)	0	0	0
Net (loss) income	(27,882)	(24,258)	(37,470)	86,984
Basic and diluted net loss per share	(554.77)	(482.29)	(744.48)	1,728.25
Basic and diluted weighted average shares outstanding	50,259	50,296	50,331	50,331
2003
Operating revenues	40,687	42,869	43,733	45,649
Operating (loss) income	(13,688)	(12,222)	(11,670)	(10,053)
Net (loss) income	(20,469)	(19,450)	(31,251)	(16,618)
Basic and diluted net loss per share	(1.22)	(1.16)	(1.86)	(0.94)
Basic and diluted weighted average shares outstanding	16,753,231	16,763,156	16,767,700	17,688,503

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

12. Subsequent Event

Subsequent to year end, the underwriters of the public offering (Note 9) exercised their over-allotment option to purchase an additional 900,000 shares which provided Knology with an additional $7.5 million of net proceeds for total net proceeds from the offering of approximately $56.3 million.