Form 10-Q
period 2004-03-31
KNOLOGY INC
filed 2004-05-14
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2004, we had 21,514,527 shares of common stock and 2,170,127 shares of non-voting common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2004

ITEM 1.	FINANCIAL STATEMENT

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,021	$56,895
Restricted cash	11,314	13,381
Accounts receivable, net of an allowance for doubtful accounts of $1,449 and $972 at December 31, 2003 and March 31, 2004, respectively	19,284	17,511
Prepaid expenses and other	1,818	1,238

Total current assets	84,437	89,025
PROPERTY, PLANT AND EQUIPMENT, net	336,060	329,614
INVESTMENT	1,243	1,243
GOODWILL	40,834	40,834
INTANGIBLE AND OTHER ASSETS, net	1,138	1,647

Total assets	$463,712	$462,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$5,213	$6,828
Accounts payable	15,520	19,063
Accrued liabilities	9,136	8,593
Unearned revenue	11,633	11,745

Total current liabilities	41,502	46,229

NONCURRENT LIABILITIES:
Notes payable	45,309	42,812
Unamortized investment tax credits	39	23
Senior unsecured notes, net of discount	225,037	232,272
Warrants	932	711

Total noncurrent liabilities	271,317	275,818

Total liabilities	312,819	322,047

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value per share; 175,000,000 shares authorized, 20,605,430 and 21,514,527 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	207	216
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 2,170,127 and 2,170,127 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	21	21
Additional paid-in capital	548,518	556,299
Accumulated deficit	(397,853)	(416,220)

Total stockholders’ equity	150,893	140,316

Total liabilities and stockholders’ equity	$463,712	$462,363

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2003	2004
OPERATING REVENUES	$40,687	$53,794

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	34,329	44,759
Depreciation and amortization	19,420	19,261
Expenses associated with capital market activities	0	412
Non-cash stock option compensation	427	477
Litigation fees	199	0

	54,375	64,909

OPERATING LOSS	(13,688)	(11,115)
OTHER INCOME (EXPENSE):
Interest income	113	159
Interest expense	(6,980)	(7,783)
Gain on adjustment of warrants to fair market value	0	221
Other income, net	86	128

	(6,781)	(7,275)

LOSS BEFORE INCOME TAXES	(20,469)	(18,390)
INCOME TAX BENEFIT	0	24

NET LOSS	$(20,469)	$(18,366)

BASIC AND DILUTED NET LOSS PER SHARE	$(406.69)	$(0.78)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	50,331	23,552,210

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,469)	$(18,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,420	19,261
Non-cash stock option compensation	427	477
Gain on adjustment of warrants to fair market value	0	(221)
Non-cash bond interest expense	6,326	7,235
Provision for bad debt	1,166	1,098
Loss (gain) on disposition of assets	2	(22)
Changes in operating assets and liabilities:
Accounts receivable	(1,321)	675
Prepaid expenses and other	79	134
Accounts payable	(2,401)	3,542
Accrued liabilities	(2,095)	(543)
Unearned revenue	1,159	112

Total adjustments	22,762	31,748

Net cash provided by operating activities	2,293	13,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,411)	(12,867)
Expenditures for intangible assets	(48)	(144)
Proceeds from sale of assets	1	140

Net cash used in investing activities	(9,458)	(12,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(819)	(883)
Proceeds from issuance of common stock, net of $796 offering costs	0	7,313

Net cash (used in) provided by financing activities	(819)	6,430

NET (DECREASE) INCREASE IN CASH	(7,984)	6,941
CASH AT BEGINNING OF PERIOD	43,913	63,335

CASH AT END OF PERIOD	$35,929	$70,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$607	$587

Cash received during the period for income taxes	$—	$24

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.	ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. (including its predecessors, “Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating the Company was to enable ITC Holding Company, Inc. to complete a reorganization of certain of its wholly owned and majority-owned subsidiaries on November 23, 1999.

Knology and its subsidiaries own and operate an advanced interactive broadband network and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern United States.

Our telephone operations group, consisting of Interstate Telephone Company, Globe Telecommunications, Inc., ITC Globe, Inc., and Valley Telephone Co., Inc. (our “Telephone Operations Group”) is wholly owned and provides a full line of local telephone and related services and broadband services. Certain of the Telephone Operations Group subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain Telephone Operations Group subsidiaries are subject to regulation by the Federal Communications Commission

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004, or any other interim period.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Certain of the Company’s franchise agreements and lease agreements contain provisions requiring it to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company’s management expects to continually renew these franchise agreements and lease agreements related to the continued operation of its broadband network, and has concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, the Company’s management has concluded that the timing of the settlement related to any potential asset retirement obligation is indeterminate. The Company will continually monitor the renewal status of its franchise agreements and its lease agreements. In the unlikely event that it is anticipated that a franchise agreement or lease agreement containing such a provision will not be renewed and the Company is required to remove its equipment (and accordingly the timing of the settlement related to any potential asset retirement obligation can be estimated), it will record an estimated asset retirement obligation, if material.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement does not change the measurement or recognition of those plans required by FASB Statement’s No. 87, No. 88 and No. 106. It retains and revises employer’s disclosures about pension plans and other postretirement benefits from the originally issued SFAS No. 132. We expect no material change in our disclosure.

4.	CASH

As of March 31, 2004, the Company had $13,381 of cash that was restricted in use. Of this amount, $10,612 was held at the Telephone Operations Group and restricted for use by these entities. Also, the Company has pledged $2,769 of cash as collateral for amounts potentially payable under certain surety bond agreements.

5.	GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2004 impairment test.

Intangible assets as of December 31, 2003 and March 31, 2004, respectively, were as follows:

	December 31, 2003	March 31, 2004	Amortization Period (Years)
Customer base	$326	$399	3
Other	225	296	1-15

Gross carrying value of intangible assets subject to amortization	551	695
Less accumulated amortization	235	304

Net carrying value	316	391
Goodwill	40,834	40,834

Total intangibles, net	$41,150	$41,225

There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization expense related to intangible assets was $114 and $69 for the three months ended March 31, 2003 and 2004, respectively.

6.	LONG-TERM DEBT

Long-term debt at December 31, 2003 and March 31, 2004 consists of the following:

	December 31, 2003	March 31, 2003
Senior Unsecured Notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% beginning November 6, 2002, interest payable semiannually at 12% beginning November 30, 2004, with principal and unpaid interest due November 30, 2009	$225,037	$232,272
Senior secured Wachovia credit facility, at a rate of LIBOR plus 2.5%, interest payable quarterly with remaining principal and any unpaid interest due June 15, 2006	15,465	15,465
Senior secured CoBank term credit facility, currently at a rate of 7.5%, interest payable quarterly, principal payments due quarterly beginning July 20, 2002 with final principal and any unpaid interest due April 20, 2011	34,588	33,707
Capitalized lease obligation, at a rate of 7%, with monthly principal and interest payments through October 2011	470	468
	275,560	281,912
Less current maturities	5,213	6,828
	$270,347	$275,084

As of March 31, 2004, the Company was in compliance with all of its debt covenants.

7.	EQUITY INTERESTS

On January 13, 2004, pursuant to the exercise of the underwriters’ over-allotment option, the Company issued approximately 900,000 shares at a per share price to the public of $9.00, with net proceeds of approximately $7.3 million.

These consolidated financial statements have been revised to give effect to the reverse stock split on November 28, 2003, which was a one-for-ten stock split of our common and non-voting common stock. As a result of the stock split, each of the outstanding shares of common stock was reclassified as one-tenth (1/10) of a share of common stock and each of the outstanding shares of non-voting common stock was reclassified as one-tenth (1/10) of a share of non-voting common stock.

8.	LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing income from continuing operations by the weighed-average number of common shares outstanding for the period. Diluted loss per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for the Company’s common stock. For the three months ended March 31, 2003 and 2004, the Company had 18,815,732 and 3,226,237 shares related to stock options and warrants outstanding that were not included in the computation of diluted loss per share because such effects would have been antidilutive for the respective periods.

9.	COMMITMENTS AND CONTINGENCIES

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

On November 8, 2000, we filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of our franchise. In March 2001, the U.S. District Court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003, the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The U.S. District Court granted our motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

10.	SEGMENT INFORMATION

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED MARCH 31,
	2003	2004
Video	$17,177	$25,414
Voice	16,564	18,048
Data and other	6,946	10,332

Consolidated revenues	$40,687	$53,794

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (7) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (8) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, WHICH ARE INCORPORATED HEREIN BY REFERENCE.

THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2004, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

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

As of March 31, 2004, 100% of our video and data connections and over 95% of our voice connections were provided over our own network. In addition, as of March 31, 2004, more than 70% of our connections were delivered in a bundled offering of two or more of our video, voice and data services. The following table set forth the number of marketable homes passed and connections as of March 31, 2003 and 2004.

	AS OF MARCH 31,
	2003	2004
Connections:(1)
Video	132,385	178,550
Voice:
On-net	113,899	121,012
Off-net	5,268	5,902
Data	55,000	75,220

Total connections	306,552	380,684

Homes passed	527,511	943,459
Marketable homes passed	439,025	742,717

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 26,018 and 24,526 lines as of March 31, 2003 and 2004, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

Revenues

We can group our revenues into the following categories:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video on demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 47.2% of our consolidated revenues for the three months ended March 31, 2004 compared to 42.2% for the three months ended March 31, 2003. In providing video services we currently compete with Bright House Networks, Comcast, Time Warner, Mediacom and Charter. We also compete with satellite television providers DirecTV and Echostar. Other competitors include broadcast television stations and other satellite television companies.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 33.6% of our consolidated revenues for the three months ended March 31, 2004 compared to 40.7% for the three months ended March 31, 2003. In providing local and long-distance telephone services, we compete with the incumbent local phone company, competitive local phone companies, various long distance providers and voice over Internet Protocol providers in each of our markets. BellSouth is the incumbent local and long distance phone company except for Pinellas County, Florida, where Verizon is our competitor, and both are particularly strong competitors in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T, WorldCom, BellSouth and Sprint.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 19.2% of our consolidated revenues for the three months ended March 31, 2004 compared to 17.1% for the three months ended March 31, 2003. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide dial-up and DSL services subscriber lines; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also compete with providers of wireless high-speed data services.

We expect the growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that opportunity to increase revenue and margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling new customers a bundle of services, penetrating untapped market segments and offering new services to existing and new customers.

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Cost of services include:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 48.8% for the three ended March 31, 2004 compared to the 47.9% for the three months ended March 31, 2003. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 16.0% for the three ended March 31, 2004 compared to the 17.7% for the three months ended March 31, 2003.

•	Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were approximately 4.8% for the three months ended March 31, 2004 compared to the 5.8% for the three months ended March 31, 2003. The decrease in data cost of services as a percentage of revenue for the three months ended March 31, 2004 resulted from price increases for our data products in 2004 and the grooming of our network for increased capacity at reduced costs.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of service as a percentage of our consolidated revenue will decrease.

Selling, operations and administrative expenses include:

•	Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

•	Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for maintenance monitoring and maintenance.

•	Service and installation expenses. Service and installation expenses include payroll and departmental cost incurred for customer installation and service personnel.

•	Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

•	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2003 and 2004.

	THREE MONTHS ENDED MARCH 31,
	2003	2004
Operating revenues:
Video	42%	47%
Voice	41	34
Data	17	19

Total	100	100
Cost of services:
Video	20	23
Voice	7	5
Data	1	1

Total	28	29
Gross profit
Video	22	24
Voice	34	29
Data	16	18

Total	72	71
Operating expenses:
Selling, operating and administrative	56	54
Depreciation and amortization	48	35
Reorganization professional fees	0	1
Non-cash stock option compensation	0	1
Litigation fees	1	0

Total	105	91

Operating loss	(33)	(20)
Other income and (expense)	(17)	(14)

Loss before income taxes	(50)	(34)
Income tax benefit (provision)	0	0

Net loss	(50)%	(34)%

Revenues. Operating revenues increased 32.2% from $40.7 million for the three months ended March 31, 2003, to $53.8 million for the three months ended March 31, 2004. Operating revenues from video services increased 48.0% from $17.2 million for the three months ended March 31, 2003, to $25.4 million for the same period in 2004. Operating revenues from voice services increased 9.0% from $16.6 million for the three months ended March 31, 2003, to $18.0 million for the same period in 2004. Operating revenues from data and other services increased 48.7% from $6.9 million for the three months ended March 31, 2003, to $10.4 million for the same period in 2004.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 306,552 as of March 31, 2003, to 380,684 as of March 31, 2004. Rate increases accounted for approximately

8% of the increased revenues for the three months ended March 31, 2004, and the increase in the number of connections accounted for approximately 92% of the increased revenue for the same period. The additional connections resulted primarily from:

•	The acquisition of certain cable system assets in Cerritos, California and Pinellas County, Florida from Verizon Media which provided an additional 58,422 connections.

•	New service offerings specifically marketed to increase sales and penetration.

•	The continued construction of the broadband network in the Knoxville market.

We expect the rate of growth in the number of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, we believe that the opportunity to increase revenue and video gross profits is available through the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease. As our markets mature and the opportunity to grow connections in our current network becomes more limited, with internally generated funds or additional equity infusions, we may seek to expand our network through acquisitions or additional network buildout.

Cost of services. Cost of services increased 36.5% from $11.6 million for the three months ended March 31, 2003, to $15.8 million for the three months ended March 31, 2004. Cost of services for video services increased 50.8% from $8.2 million for the three months ended March 31, 2003, to $12.4 million for the same period in 2004. Cost of services for voice services decreased 1.5% from $2.9 million for the three months ended March 31, 2003, to $2.9 million for the same period in 2004. Cost of services for data and other services increased 21.5% from $405,000 for the three months ended March 31, 2003, to $493,000 million for the same period in 2004. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profit.

Gross profit. Gross profit increased 30.5% from $29.1 million for the three months ended March 31, 2003, to $38.0 million for the three months ended March 31, 2004. Gross profit for video services increased 45.4% from $8.9 million for the three months ended March 31, 2003, to $13.0 million for the same period in 2004. Gross profit for voice services increased 11.2% from $13.7 million for the three months ended March 31, 2003, to $15.2 million for the same period in 2004. Gross profit for data and other services increased 50.4% from $6.5 million for the three months ended March 31, 2003, to $9.8 million for the same period in 2004.

Operating expenses. Our operating expenses, excluding depreciation and amortization, increased 30.4% from $34.3 million for the three months ended March 31, 2003, to $44.8 for the three months ended March 31, 2004. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. Selling, operations and administrative expenses will continue to increase as we expand into new markets and our existing markets mature.

Our depreciation and amortization decreased from $19.4 million for the three months ended March 31, 2003, to $19.3 million for the three months ended March 31, 2004. The decrease in depreciation and amortization resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets in 2004 and a portion of our long-lived assets becoming fully depreciated. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks.

We have adopted SFAS No. 123 and SFAS No. 148 and recorded a non-cash stock option compensation expense of $427,000 million for the three months ended March 31, 2003 and $477,000 for the three months ended March 31, 2004.

Other income and expense, including interest income and interest expense. Our total other expenses increased from $6.8 million for the three months ended March 31, 2003, to $7.3 million for the three months ended March 31, 2004. Interest income was $113,000 for the three months ended March 31, 2003, compared to $159,000 for the same period in 2004. The increase ininterest income primarily reflects a higher average cash balance for the three months ended March 31, 2004. Interest expense increased from $7.0 million for the three months ended March 31, 2003, to $7.8 million for the three months ended March 31, 2004. The interest expense is principally the in-kind interest on our 12% senior notes due 2009.

In the first quarter of 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2004 was $6.89 resulting in a $221,000 gain on the adjustment of warrants to market value. Other income, net increased from $86,000 for the three months ended March 31, 2003 to $129,000 for the three months ended March 31, 2004.

Income tax benefit. We recorded no income tax benefit for the three months ended March 31, 2003 and a tax benefit of $24,000 for the three months ended March 31, 2004.

Net loss. We incurred a net loss of $20.5 million and $18.4 million for the three months ended March 31, 2003 and 2004, respectively. We expect net losses to continue as our business matures.

Liquidity and Capital Resources

As of March 31, 2004, we had net working capital of $42.8 million, compared to net working capital of $42.9 million as of December 31, 2003. The increase in cash from December 31, 2003 to March 31, 2004, was offset by an increase in the current portion of notes payable and an increase in accounts payable. The proceeds from the exercise of the underwriter’s over-allotment option in connection with our public offering of common stock completed in January 2004 generated additional cash, and the completion of the Verizon Media acquisition increased our payables. We believe we can satisfy all of our anticipated funding requirements, including capital expenditures, through 2004 using a combination of improved cash flow from operations, our cash on hand and the net proceeds of this offering. In order to satisfy funding requirements, including capital expenditures, beyond 2004, we will need to raise additional capital through equity offerings, assets sales or debt financing, including refinancing our existing debt.

Net cash provided by operations totaled $2.3 million and $13.4 million for the three months ended March 31, 2003 and 2004, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	reorganization professional fees;

•	non-cash stock option compensation;

•	gain on adjustment of warrants to market;

•	non-cash bond interest expense;

•	provision for bad debt; and

•	loss on disposition of assets.

Net cash used for investing activities was $9.5 million and $12.9 million for the three months ended March 31, 2003 and 2004, respectively. Our investing activities for the three months ended March 31, 2003 consisted of $9.4 million of capital expenditures, $48,000 in organizational and franchise expenditures partially offset by $1,000 of proceeds from the sale of assets. Our investing activities for the three months ended March 31, 2004 consisted of $12.9 million of capital expenditures, $144,000 of organizational and franchise expenditures partially offset by $140,000 of proceeds from the sale of assets.

Financing activities used cash of $819,000 for the three months ended March 31, 2003, and provided cash of $6.4 million for the three months ended March 31, 2004. Financing activities for the three months ended March 31, 2003 consisted of $819,000 of principal payments on debt. Financing activities for the three months ended March 31, 2004 consisted $7.3 million of net proceeds from the exercise of the underwriters’ over-allotment option of 900,000 shares, partially offset by $883,000 of principal payments on debt.

As of March 31, 2004, we were in compliance with all of our debt covenants.

Capital Expenditures

We have spent approximately $12.9 million in capital expenditures during 2004 through March 31, and we expect to spend an additional $54.8 million for the remainder of 2004. Of the capital expenditures through March 31, 2004, $5.6 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems. We believe we have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during the remainder of 2004. If we decide to expand our broadband network into new markets (such as in the Louisville, Kentucky or Nashville, Tennessee markets), we would require additional funding to operate and for the capital expenditures necessary to finance the construction and purchase of customer premise equipment.

We have received franchises to build the network in Louisville, Kentucky and Nashville, Tennessee, although our franchise in Louisville is currently being contested by the incumbent cable provider in that city. We spent approximately $6.6 million to obtain franchise agreements and perform preliminary construction activity in Louisville and Nashville. The indenture governing our 12% senior notes due 2009 includes a covenant limiting our ability to fund expansion into new markets, including Louisville and Nashville, from operating cash flows or new borrowings.

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

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We recorded no asset impairment during the three months ended March 31, 2003 and 2004, respectively, in accordance with SFAS No. 144.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revised statement does not change the measurement or recognition of those plans required by FASB Statement’s No. 87, No. 88 and No. 106, it retains and revises employers disclosures about pension plans and other postretirement benefits from the originally issued SFAS No. 132. We expect no material change in our disclosure.

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

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the our management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Changes in Securities and Use of Proceeds

None

ITEM 3.	Default upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(A) EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc.

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

31.1	Certification of President and Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

(B) REPORTS ON FORM 8-K

On January 14, 2004 Knology filed a current report on Form 8-K, under item 2, that it had completed the acquisition from Verizon Media Ventures, Inc., of the cable television system and franchise rights in Cerritos, California and Pinellas County, Florida and in connection with the completion of the Verizon Media acquisition, Knology issued to a prior prospective purchaser and certain of its employees warrants to purchase an aggregate of 1,000,000 shares of Knology common stock. The warrants have an exercise price of $9.00 per share. Also provided, under item 7, were financial statements of the acquired business and pro forma financial statements.

On February 19, 2004, Knology filed a current report on Form 8-K, under item 5, announcing that it plans to offer up to $280.0 million of senior notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and foreign purchasers outside the United States pursuant to Regulation S under the Securities Act of 1933. Knology also furnished, under item 12 a press release announcing its preliminary estimates for revenue, net income and EBITDA, as adjusted for 2003.

On March 3, 2004, Knology filed a current report on Form 8-K, under item 5, announcing that, in light of current market conditions, it was withdrawing its proposed private offering of senior notes.

On March 16, 2004, Knology furnished a current report on Form 8-K, under item 9, with guidance for 2004 on revenue, EBITDA, as adjusted and net loss, and also furnished, under item 12, a press release announcing its fourth quarter and year end results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

May 14, 2004	By:	/s/ Rodger L. Johnson

Rodger L. Johnson President and Chief Executive Officer

May 14, 2004	By:	/s/ Robert K. Mills

Robert K. Mills Chief Financial Officer (Principal Financial Officer)