Form 10-Q
period 2004-06-30
KNOLOGY INC
filed 2004-08-13
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 31, 2004, we had 21,515,206 shares of common stock and 2,170,127 shares of non-voting common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2004

I TEM 1. FINANCIAL STATEMENT

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,021	$51,417
Restricted cash	11,314	12,987
Accounts receivable, net of an allowance for doubtful accounts of $1,449 and $664 at December 31, 2003 and June 30, 2004, respectively	19,284	17,559
Prepaid expenses and other	1,818	1,451
Assets of business held for sale (Note 10)	0	846

Total current assets	84,437	84,260

PROPERTY, PLANT AND EQUIPMENT, net	336,060	325,332

INVESTMENT	1,243	1,243

GOODWILL	40,834	40,834

INTANGIBLE AND OTHER ASSETS, net	1,138	1,185

Total assets	$463,712	$452,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$5,213	$8,830
Accounts payable	15,520	17,252
Accrued liabilities	9,136	13,692
Unearned revenue	11,633	11,300
Liabilities of business held for sale (Note 10)	0	825

Total current liabilities	41,502	51,899

NONCURRENT LIABILITIES:
Notes payable	45,309	39,909
Senior unsecured notes, net of discount	225,037	237,096
Warrants	932	513
Unamortized investment tax credits	39	20

Total noncurrent liabilities	271,317	277,538

Total liabilities	312,819	329,437

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value per share; 175,000,000 shares authorized, 20,605,430 and 21,514,527 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	207	216
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 2,170,127 and 2,170,127 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	21	21
Additional paid-in capital	548,518	558,064
Accumulated deficit	(397,853)	(434,884)

Total stockholders’ equity	150,893	123,417

Total liabilities and stockholders’ equity	$463,712	$452,854

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
OPERATING REVENUES:
Video	$17,987	$24,304	$35,164	$49,719
Voice	17,330	18,368	33,895	36,416
Data and other	7,552	10,063	14,497	20,394

TOTAL REVENUE	42,869	52,735	83,556	106,529

OPERATING EXPENSES:
Costs of services, excluding depreciation and amortization	11,257	15,104	22,823	30,888
Selling, general and administrative expenses	22,969	28,578	45,732	57,553
Depreciation and amortization	19,933	18,313	39,353	37,574
Expenses associated with capital market activities	43	235	43	647
Non-cash stock option compensation	478	1,805	905	2,282
Litigation fees	411	23	611	23

	55,091	64,058	109,467	128,967

OPERATING LOSS	(12,222)	(11,323)	(25,911)	(22,438)

OTHER INCOME (EXPENSE):
Interest income	96	180	210	339
Interest expense	(7,324)	(7,741)	(14,304)	(15,524)
Gain on adjustment of warrants to fair market value	0	198	0	419
Other income, net	0	12	86	140

	(7,228)	(7,351)	(14,008)	(14,626)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(19,450)	(18,674)	(39,919)	(37,064)
INCOME TAX BENEFIT	0	0	0	24

LOSS FROM CONTINUING OPERATIONS	(19,450)	(18,674)	(39,919)	(37,040)
INCOME FROM DISCONTINUED OPERATIONS (Note 10)	0	10	0	10

NET LOSS	$(19,450)	$(18,664)	$(39,919)	$(37,030)

BASIC AND DILUTED NET LOSS PER SHARE:
Continuing operations	$(383.65)	$(0.79)	$(790.19)	$(1.57)
Discontinued operations	0	0	0	0

Net loss per share	$(383.65)	$(0.79)	$(790.19)	$(1.57)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,697	23,685,080	50,518	23,618,645

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,919)	$(37,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,353	37,574
Non-cash stock option compensation	905	2,282
Gain on adjustment of warrants to fair market value		(419)
Non-cash bond interest expense	12,995	12,059
Provision for bad debt	2,270	2,336
Loss (gain) on disposition of assets	4	(21)
Changes in operating assets and liabilities:
Accounts receivable	(2,345)	(612)
Prepaid expenses and other	(363)	392
Accounts payable	(3,531)	1,732
Accrued liabilities	(407)	4,557
Unearned revenue	1,359	(333)
Assets and liabilities of business held for sale	0	(44)

Total adjustments	50,240	59,503

Net cash provided by operating activities	10,321	22,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,605)	(26,793)
Expenditures for intangible assets	(76)	(253)
Proceeds from sale of assets	60	152

Net cash used in investing activities	(18,621)	(26,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,654)	(1,783)
Proceeds from issuance of common stock, net of $827 offering costs	0	7,273
Expenditures related to reorganization	(34)	0
Proceeds from exercised stock options	9	0

Net cash (used in) provided by financing activities	(1,679)	5,490

NET (DECREASE) INCREASE IN CASH	(9,979)	1,069
CASH AT BEGINNING OF PERIOD	43,913	63,335

CASH AT END OF PERIOD	$33,934	$64,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,272	$1,195

Cash received during the period for income taxes	$—	$24

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Our telephone operations group, consisting of Interstate Telephone Company, Globe Telecommunications, Inc., ITC Globe, Inc., and Valley Telephone Co., LLC (our “Telephone Operations Group”) is wholly owned and provides a full line of local telephone and related services and broadband services. Certain of the Telephone Operations Group subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain Telephone Operations Group subsidiaries are subject to regulation by the Federal Communications Commission.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (“VIEs”) that possess certain characteristics. The revision clarifies the definition in the original release that potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for the Company in the first quarter of fiscal 2004. The Company has not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on the Company’s results of operations or financial position.

At the March 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on the Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 defines the terms other–than-temporary and other-than-temporary impairment and establishes a three-step impairment model applicable to debt and equity securities that are within the scope of SFAS 115. At the November 2003 EITF meeting, the Task Force reached a consensus effective for fiscal years ending after December 15, 2003 on quantitative disclosures. Except for disclosure requirements already in place, the Issue 03-1 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The Company adopted EITF Issue No. 03-1 disclosure requirements for the fiscal year ended December 31, 2003 and does not expect the adoption of future requirements of EITF Issue No. 03-1 to have material impact on the Company’s results of operations or financial position.

4. CASH

As of June 30, 2004, the Company had $12,987 of cash that was restricted in use. Of this amount, $9,715 was held at the Telephone Operations Group and restricted for use by these entities. Also, the Company has pledged $3,272 of cash as collateral for amounts potentially payable under certain franchise, insurance, lease agreements and surety bond agreements.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2004 impairment test.

Intangible assets as of December 31, 2003 and June 30, 2004, respectively, were as follows:

	December 31, 2003	June 30, 2004	Amortization Period (Years)
Customer base	$326	$410	3
Other	225	352	1-15

Gross carrying value of intangible assets subject to amortization	551	762
Less accumulated amortization	235	366

Net carrying value of intangible assets subject to amortization	316	396
Goodwill	40,834	40,834

Total intangibles, net	$41,150	$41,230

Amortization expense related to intangible assets was $213 and $155 for the six months ended June 30, 2003 and 2004, respectively.

6. LONG-TERM DEBT

Long-term debt at December 31, 2003 and June 30, 2004 consists of the following:

	December 31, 2003	June 30, 2004
Senior unsecured notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% beginning November 6, 2002, interest payable semiannually at 12% beginning November 30, 2004, with principal and unpaid interest due November 30, 2009	$225,037	$237,096
Senior secured Wachovia credit facility, at a rate of LIBOR plus 4%, interest payable quarterly, principal payments due quarterly beginning September 2004 with remaining principal and any unpaid interest due June 15, 2006	15,465	15,465
Senior secured CoBank term credit facility, at a rate of LIBOR plus 2.5%, interest payable quarterly, principal payments due quarterly beginning July 2002 with final principal and any unpaid interest due April 20, 2011	34,588	32,809
Capitalized lease obligation, at a rate of 7%, with monthly principal and interest payments through October 2011	470	465

	275,560	285,835
Less current maturities	5,213	8,830

	$270,347	$277,005

As of June 30, 2004, the Company was in compliance with all of its debt covenants.

7. EQUITY INTERESTS

On January 13, 2004, pursuant to the exercise of the underwriters’ over-allotment option, the Company issued approximately 900,000 shares at a per share price to the public of $9.00, with net proceeds of approximately $7,300.

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

On May 7, 2004, pursuant to a proposal ratified by a shareholder vote, all outstanding options to purchase common stock granted prior to December 18, 2003 under the 2002 Long-Term Incentive Plan with an exercise price of $18.70 per share were cancelled and replaced with new options with an exercise price of $6.87 per share.

8. LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing income from continuing operations by the weighed-average number of common shares outstanding for the period. Diluted loss per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for the Company’s common stock. For the three months ended June 30, 2003 and 2004, the Company had 18,004,242 and 3,200,023 shares related to preferred stock, stock options and warrants outstanding that were not included in the computation of diluted loss per share because such effects would have been antidilutive for the respective periods.

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., a subsidiary of Knology, Inc., a cable television franchise. On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that the Company’s franchise was more favorable than Insight’s franchise. Insight’s complaint suspended the Company’s franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling. Insight sought discretionary review of the Kentucky Court of Appeals ruling from the Kentucky Supreme Court which request was denied

On November 8, 2000, the Company filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of the Company’s franchise. In March 2001, the U.S. District Court issued an order granting the Company’s motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003, the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The U.S. District Court granted the Company’s motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. The matter has been fully briefed and it is anticipated that oral argument will be held although it has yet to be scheduled. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

On November 21, 2001, the Company filed a complaint against Georgia Power Company requesting FCC adjudication of a dispute regarding amounts Georgia Power charged the Company in connection with the construction of its network in Augusta, Georgia. The Company requested the FCC to review these charges to determine whether they were “reasonable” in accordance with FCC pole attachment regulations. The company requested reimbursement from Georgia Power of approximately $2,500. Georgia Power responded to the FCC complaint by asserting the Company owed Georgia Power approximately $900 for additional construction-related charges. In May 2003, Georgia Power filed a complaint against Knology Broadband, the Company’s subsidiary, in the Superior Court of Troup County, State of Georgia, re-asserting claims for construction related charges. Georgia Power’s claim duplicates its claim pending before the FCC. The Company responded to Georgia Power’s complaint in state court by re-asserting its claims that are currently pending before the FCC. The Company also sought to remove the state court action to federal court and moved to dismiss the lawsuit or to stay the action to allow the FCC time to issue its decision. Georgia Power has moved to remand the case to state court. On November 20, 2003, the FCC issued an order determining that certain pole attachment fees charged by Georgia Power were improper. The Commission ordered Georgia Power to refund $52 and to recalculate certain charges that it had billed the Company. Georgia Power refunded the $52. On August 11, 2004 the Company filed a motion seeking enforcement of the other provisions of the Commission’s Order. At this time, it is impossible to determine with certainty the ultimate outcome of the motion or the litigation.

The Company is subject to other litigation in the normal course of its business. However, in the Company’s opinion, there is no legal proceeding pending against it which would have a material adverse effect on its financial position, results of operations or liquidity. The Company is also a party to regulatory proceedings affecting the segments of the communications industry generally in which it engages in business.

10. BUSINESS HELD FOR SALE

On May 24, 2004 the Company announced that it had entered into a definitive asset purchase agreement to sell its cable system located in Cerritos, California for $14,800 in cash, subject to customary closing adjustments. The Company acquired the Cerritos cable system in December 2003 from Verizon Media Ventures Inc. in conjunction with its acquisition of Verizon Media’s Pinellas County, Florida operations. The sale of the Cerritos system is expected to close during the fourth quarter of 2004, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California.

Following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective April 30, 2004, the Cerritos cable system was deemed to be a long-lived asset to be disposed of based on management’s commitment, plan, and actions taken to sell the property. Therefore, no depreciation expense related to the Cerritos assets will be recorded subsequent to April 30, 2004. The assets and liabilities related to the Cerritos system are separately stated on the Company’s balance sheet. The table below summarizes the major classes of assets and liabilities classified as held for sale.

June 30, 2004
Assets:
Cash	$50
Accounts Receivable	213
Net Property, Plant, and Equipment	575
Prepayments and Other	8

Total Assets	$846

Liabilities:
Accounts Payable	$236
Accrued Liabilities	90
Unearned Revenue	197
Advance from Affiliate	302

Total Liabilities	$825

The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations. The Cerritos cable system generated approximately $583 of revenue for the period that the assets have been classified as held for sale.

11. SEGMENT INFORMATION

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2004	2003	2004
Video	$17,987	$24,304	35,164	$49,719
Voice	17,330	18,368	33,895	36,416
Data and other	7,552	10,063	14,497	20,394

Consolidated revenues	$42,869	$52,735	$83,556	$106,529

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (7) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, (8) THAT WE MAY NOT COMPLETE THE SALE OF THE CERRITOS CABLE SYSTEM OR WE MAY NOT COMPLETE THE SALE IN A TIMELY MANNER, OR IN THE EVENT WE DO NOT RECEIVE NECESSARY REGULATORY OR OTHER APPROVALS OR FAIL TO SATISFY THE CONDITIONS TO CLOSING, THE TRANSACTION WILL TERMINATE, AND (9) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2004, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Introduction

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We provide video and data services in Pinellas County, Florida and have begun to enhance our network assets in that market to provide voice services beginning in the third quarter of 2004. We also provide video services in Cerritos, California, but, as discussed below, we have entered into an agreement to sell those assets to Orange Broadband, Inc. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

To date, we have experienced operating losses as a result of the expansion of our service territories and the construction of our network. We expect to continue to focus on increasing our customer base and expanding our broadband operations. Our ability to generate profits and positive cash flow from operations will depend in large part on our ability to increase revenues to offset the costs of construction, expansion and operation of our network.

Recent Transactions

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

On May 24, 2004, we announced that we entered into a definitive asset purchase agreement to sell our cable system located in Cerritos, California to Orange Broadband, Inc. for $14.8 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close during the fourth quarter of 2004, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California.

Homes Passed and Connections

We report homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our broadband network and listed in our database. Marketable homes passed are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services. Because we deliver multiple services to our customers, we report the total number of connections for video, voice and data rather than the total number of customers. We count each video, voice or data service as a separate connection. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. We do not record the purchase of digital video services by an analog video customer as an additional connection. As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. Accordingly, we expect that our number of voice and data connections will grow faster than our video connections and will represent a higher percentage of our total connections in the future.

As of June 30, 2004, 100% of our video and data connections and over 95% of our voice connections were provided over our own network. The following table sets forth the number of marketable homes passed and connections as of June 30, 2003 and 2004.

	AS OF JUNE 30,
	2003	2004
Connections:(1)
Video(2)	132,163	174,957
Voice:
On-net	115,268	121,819
Off-net	5,332	6,040
Data	58,031	77,174

Total connections	310,794	379,990

Residential connections	279,323	343,626
Business connections	31,471	36,364

Homes passed(2)	534,084	950,337
Marketable homes passed(2)	443,159	746,782

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 25,557 and 23,894 lines as of June 30, 2003 and 2004, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.
(2)	The total number of video connections, homes passed and marketable homes passed as of June 30, 2004 include 6,926 video connections, 15,900 homes passed and 15,595 marketable homes passed by our network in Cerritos, California which we plan to sell during the fourth quarter of 2004.

Revenues

We group our revenues into the following categories:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video on demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 46.1% and 46.7% of our consolidated revenues for the three and six months ended June 30, 2004 compared to 42.0% and 42.1% for the three and six months ended June 30, 2003. In providing video services we currently compete with Comcast Corporation, Time Warner Cable, Inc., Mediacom Communications Corporation, Charter Communications, Inc. and Bright House Networks. We also compete with satellite television providers Echostar Communications Corporation and DirecTV and the strategic marketing alliance of BellSouth and DirecTV, Inc. to provide video and voice services in our markets. Other competitors include broadcast television stations and other satellite television companies.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 34.8% and 34.2% of our consolidated revenues for the three and six months ended June 30, 2004 compared to 40.4% and 40.6% for the three and six months ended June 30, 2003. In providing local and long-distance telephone services, we compete with the incumbent local phone company, competitive local phone companies, various long distance providers and voice over Internet Protocol providers in each of our markets. BellSouth Corporation is the incumbent local and long distance phone company except for Pinellas County, Florida, where Verizon Communications, Inc. is our competitor, and both are particularly strong competitors in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T Corporation, MCI, Inc., BellSouth and Sprint Corporation.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 19.1% and 19.1% of our consolidated revenues for the three and six months ended June 30, 2004 compared to 17.6% and 17.3% for the three and six months ended June 30, 2003. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide dial-up and DSL services subscriber lines; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also compete with providers of wireless high-speed data services.

We experienced a net loss of connections during the first and second quarters of 2004. The lost connections is primarily a result of clean-up activities in the newly acquired Pinellas County market, including the elimination of non-paying customers from prior periods, customer database reconciliations and customers with expired promotions. We will add voice services to our current video and data offerings in the Pinellas County market during the third quarter of 2004, and we expect to achieve net connection additions, on a consolidated basis, during the third and fourth quarters of 2004.

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

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Cost of services include:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. Programming costs are one of our largest costs and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 49.7% and 49.2% for the three and six months ended June 30, 2004 compared to the 44.5% and 46.2% for the three and six months ended June 30, 2003. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time and as programmers increase their rates.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 14.3% and 15.1% for the three and six moths ended June 30, 2004 compared to 16.3% and 17.0 for the three and six months ended June 30, 2003.

•	Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were approximately 4.1% and 4.4% for the three and six months ended June 30, 2004 compared to the 5.8% and 5.8% for the three and six months ended June 30, 2003. The decrease in data cost of services as a percentage of revenue for the three and six months ended June 30, 2004 resulted from price increases for our data products in 2004 and the grooming of our network for increased capacity at reduced costs.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of service as a percentage of our consolidated revenue will decrease.

Selling, operations and administrative expenses include:

•	Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

•	Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network monitoring and maintenance.

•	Service and installation expenses. Service and installation expenses include payroll and departmental cost incurred for customer installation and service personnel.

•	Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

•	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of intangible assets related to customer acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2003 and 2004.

	THREE MONTHS ENDED JUNE 30,
	2003	2004
Operating revenues:
Video	42%	46%
Voice	40	35
Data	18	19

Total	100	100
Cost of services:
Video	19	23
Voice	6	5
Data	1	1

Total	26	29
Gross profit
Video	23	23
Voice	34	30
Data	17	18

Total	74	71
Operating expenses:
Selling, operating and administrative	53	54
Depreciation and amortization	47	35
Expenses associated with capital market activities	0	0
Non-cash stock option compensation	1	3
Litigation fees	1	0

Total	102	92

Operating loss	(28)	(21)
Other income and (expense)	(17)	(14)

Loss before income taxes and discontinued operations	(45)	(35)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0

Net loss	(45)%	(35)%

Revenues. Operating revenues increased 23.0% from $42.9 million for the three months ended June 30, 2003, to $52.7 million for the three months ended June 30, 2004. Operating revenues from video services increased 35.1% from $18.0 million for the three months ended June 30, 2003, to $24.3 million for the same period in 2004. Operating revenues from voice services increased 6.0% from $17.3 million for the three months ended June 30, 2003, to $18.4 million for the same period in 2004. Operating revenues from data and other services increased 33.3% from $7.6 million for the three months ended June 30, 2003, to $10.1 million for the same period in 2004.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 310,794 as of June 30, 2003, to 379,990 as of June 30, 2004. Rate increases accounted for approximately 8% of the increased revenues for the three months ended June 30, 2004, and the increase in the number of connections accounted for approximately 92% of the increased revenue for the same period. The additional connections resulted primarily from:

•	The December 31, 2003 acquisition of certain cable system assets in Pinellas County, Florida from Verizon Media which at June 30, 2004 had provided an additional 44,922 connections.

•	New service offerings specifically marketed to increase sales and penetration.

•	The continued construction of the broadband network in the Knoxville market.

Cost of services. Cost of services increased 34.2% from $11.2 million for the three months ended June 30, 2003, to $15.1 million for the three months ended June 30, 2004. Cost of services for video services increased 50.7% from $8.0 million for the three months ended June 30, 2003, to $12.1 million for the same period in 2004. Cost of services for voice services decreased 6.8% from $2.8 million for the three months ended June 30, 2003, to $2.6 million for the same period in 2004. Cost of services for data and other services decreased 5.3% from $436,000 for the three months ended June 30, 2003, to $412,000 for the same period in 2004. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are one of our largest single expense items, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profit.

Gross profit. Gross profit increased 19.0% from $31.6 million for the three months ended June 30, 2003, to $37.6 million for the three months ended June 30, 2004. Gross profit for video services increased 22.6% from $10.0 million for the three months ended June 30, 2003, to $12.2 million for the same period in 2004. Gross profit for voice services increased 8.5% from $14.5 million for the three months ended June 30, 2003, to $15.7 million for the same period in 2004. Gross profit for data and other services increased 35.6% from $7.1 million for the three months ended June 30, 2003, to $9.7 million for the same period in 2004. The increase in gross profit is primarily a result of the fluctuations as described above in revenues and cost of services.

Operating expenses. Our operating expenses, excluding depreciation and amortization, increased 27.6% from 34.2 million for the three months ended June 30, 2003, to $43.7 for the three months ended June 30, 2004. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. Selling, operations and administrative expenses will continue to increase as we expand into new markets and our existing markets mature.

Our depreciation and amortization decreased from $19.9 million for the three months ended June 30, 2003, to $18.3 million for the three months ended June 30, 2004. The decrease in depreciation and amortization resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets in 2004 and a portion of our long-lived assets becoming fully depreciated. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks.

We have adopted SFAS No. 123 and SFAS No. 148 and recorded a non-cash stock option compensation expense of $478,000 for the three months ended June 30, 2003 and $1.8 million for the three months ended June 30, 2004. The increase in the non-cash stock option compensation expense was due to a re-pricing of certain stock options during the second quarter of 2004.

Other income and expense, including interest income and interest expense. Our total other expenses increased from $7.2 million for the three months ended June 30, 2003, to $7.4 million for the three months ended June 30, 2004. Interest income was $96,000 for the three months ended June 30, 2003, compared to $180,000 for the same period in 2004. The increase in interest income primarily reflects a higher average cash balance for the three months ended June 30, 2004. Interest expense increased from $7.3 million for the three months ended June 30, 2003, to $7.7 million for the three months ended June 30, 2004. The interest expense represents the interest incurred on our 12% senior notes due 2009 and our two existing credit facilities.

In the second quarter of 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2004 was $4.97 resulting in a $198,000 gain on the adjustment of warrants to market value. Other income, net increased to $12,000 for the three months ended June 30, 2004.

Income tax benefit. We recorded no income tax benefit or provision for the three months ended June 30, 2003 and 2004, respectively.

Net income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos cable system to be a long-lived asset to be disposed of based on our plan, and actions taken to sell the property.

Net loss. We incurred a net loss of $19.5 million and $18.7 million for the three months ended June 30, 2003 and 2004, respectively. We expect net losses to continue as our business matures.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2003 and 2004.

	SIX MONTHS ENDED JUNE 30,
	2003	2004
Operating revenues:
Video	42%	47%
Voice	41	34
Data	17	19

Total	100	100
Cost of services:
Video	19	23
Voice	7	5
Data	1	1

Total	27	29
Gross profit
Video	23	24
Voice	34	29
Data	16	18

Total	73	71
Operating expenses:
Selling, operating and administrative	55	54
Depreciation and amortization	47	35
Expenses associated with capital market activities	0	1
Non-cash stock option compensation	1	2
Litigation fees	1	0

Total	104	92

Operating loss	(31)	(21)
Other income and (expense)	(17)	(14)

Loss before income taxes and discontinued operations	(48)	(35)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0

Net loss	(48)%	(35)%

Revenues. Operating revenues increased 27.5% from $83.6 million for the six months ended June 30, 2003, to $106.5 million for the six months ended June 30, 2004. Operating revenues from video services increased 41.4% from $35.2 million for the six months ended June 30, 2003, to $49.7 million for the same period in 2004. Operating revenues from voice services increased 7.4% from $33.9 million for the six months ended June 30, 2003, to $36.4 million for the same period in 2004. Operating revenues from data and other services increased 40.7% from $14.5 million for the six months ended June 30, 2003, to $20.4 million for the same period in 2004.

Cost of services. Cost of services increased 35.3% from $22.8 million for the six months ended June 30, 2003, to $30.9 million for the six months ended June 30, 2004. Cost of services for video services increased 50.8% from $16.2 million for the six months ended June 30, 2003, to $24.5 million for the same period in 2004. Cost of services for voice services decreased 4.1% from $5.7 million for the six months ended June 30, 2003, to $5.5 million for the same period in 2004. Cost of services for data and other services increased 7.6% from $841,000 for the six months ended June 30, 2003, to $905,000 for the same period in 2004.

Gross profit. Gross profit increased 24.5% from $60.7 million for the six months ended June 30, 2003, to $75.6 million for the six months ended June 30, 2004. Gross profit for video services increased 33.4% from $18.9 million for the six months ended June 30, 2003, to $25.2 million for the same period in 2004. Gross profit for voice services increased 9.8% from $28.1 million for the six months ended June 30, 2003, to $30.9 million for the same period in 2004. Gross profit for data and other services increased 42.7% from $13.7 million for the six months ended June 30, 2003, to $19.5 million for the same period in 2004.

Operating expenses. Our operating expenses, excluding depreciation and amortization, increased 29.0% from $68.6 million for the six months ended June 30, 2003, to $88.4 for the six months ended June 30, 2004.

Our depreciation and amortization decreased from $39.4 million for the six months ended June 30, 2003, to $37.6 million for the six months ended June 30, 2004.

We have adopted SFAS No. 123 and SFAS No. 148 and recorded a non-cash stock option compensation expense of $905,000 for the six months ended June 30, 2003 and $2.3 million for the six months ended June 30, 2004.

Other income and expense, including interest income and interest expense. Our total other expenses increased from $14.0 million for the six months ended June 30, 2003, to $14.6 million for the six months ended June 30, 2004. Interest income was $210,000 for the six months ended June 30, 2003, compared to $339,000 for the same period in 2004. Interest expense increased from $14.3 million for the six months ended June 30, 2003, to $15.5 million for the six months ended June 30, 2004.

In the first and second quarters of 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2004 was $6.89 and on June 30, 2004 was $4.97 resulting in a $419,000 gain on the adjustment of warrants to market value for the six months ended June 30, 2004. Other income, net increased from $86,000 for the six months ended June 30, 2003 to $140,000 for the six months ended June 30, 2004.

Income tax benefit. We recorded no income tax benefit or provision for the six months ended June 30, 2003 and a tax benefit of $24,000 for the six months ended June 30, 2004.

Net income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos cable system to be a long-lived asset to be disposed of based on our plan, and actions taken to sell the property.

Net loss. We incurred a net loss of $39.9 million and $37.0 million for the six months ended June 30, 2003 and 2004, respectively. We expect net losses to continue as our business matures.

Liquidity and Capital Resources

As of June 30, 2004, we had net working capital of $32.3 million, compared to net working capital of $42.9 million as of December 31, 2003. The decrease in working capital resulted primarily from the following:

•	a decrease of $1.7 million in accounts receivable;

•	a decrease if $367,000 in prepaid expenses and other;

•	an increase of $3.6 million in current portion of notes payable;

•	an increase of $1.7 million in accounts payable; and

•	an increase of $4.6 million in accrued liabilities.

The decreases in working capital were partially offset by an increase in cash, cash equivalents and restricted cash of $1.1 million.

On May 24, 2004 we entered into a definitive asset purchase agreement to sell our cable system located in Cerritos, California to Orange Broadband, Inc. for $14.8 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close during the fourth quarter of 2004, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California.

We have recently been in negotiations with our existing bank lenders to amend and restate our senior secured credit facility in order to refinance the existing $15.5 million facility and to provide additional liquidity for the business through 2007. We expect to complete the amendment and restatement of the senior secured credit facility during the third quarter of 2004, however, there can be no assurance that we will be able to negotiate an amended and restated facility on terms acceptable to us.

In November 2004, we will begin paying our required interest obligations, semiannually at 12%, on our senior notes due 2009. Approximately $14.2 million will be due to be paid on November 30, 2004.

We believe we can satisfy all of our anticipated funding requirements, including capital expenditures, through 2004 using a combination of internally generated cash flow from operations and cash currently on hand.

Net cash provided by operations totaled $10.3 million and $22.5 million for the six months ended June 30, 2003 and 2004, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	gain on adjustment of warrants to market;

•	non-cash bond interest expense;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used for investing activities was $18.6 million and $26.9 million for the six months ended June 30, 2003 and 2004, respectively. Our investing activities for the six months ended June 30, 2003 primarily consisted of $18.6 million of capital expenditures. Our investing activities for the six months ended June 30, 2004 primarily consisted of $26.8 million of capital expenditures. Of the $26.8 million in capital expenditures for the six months ended June 30, 2004, $10.9 million related to the newly acquired Pinellas County market.

Financing activities used cash of $1.7 million for the six months ended June 30, 2003, and provided cash of $5.5 million for the six months ended June 30, 2004. Financing activities for the six months ended June 30, 2003 primarily consisted of $1.7 million of principal payments on debt. Financing activities for the six months ended June 30, 2004 consisted of $7.3 million of net proceeds from the exercise of the underwriters’ over-allotment option of 900,000 shares, partially offset by $1.8 million of principal payments on debt.

As of June 30, 2004, we were in compliance with all of our debt covenants.

Capital Expenditures

We have spent approximately $26.8 million in capital expenditures during 2004 through June 30, and we expect to spend an additional $40.9 million for the remainder of 2004. Of the capital expenditures through June 30, 2004, $14.9 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems. We believe we have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during the remainder of 2004. If we decide to expand our broadband network into new markets, we would require additional funding to operate and for the capital expenditures necessary to finance the construction and purchase of customer premise equipment.

We have received franchises to build a network in Louisville, Kentucky and Nashville, Tennessee, although our franchise in Louisville is currently being contested by the incumbent cable provider in that city. The indenture governing our 12% senior notes due 2009 includes a covenant limiting our ability to fund expansion into new markets, including Louisville and Nashville, from operating cash flows or new borrowings.

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

Revenue recognition. We generate recurring or multi-period operating revenues, as well as nonrecurring revenues. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” which requires that the following four basic criteria must be satisfied before revenues can be recognized:

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

We generate recurring revenues for our broadband offerings of video, voice and data and other services. Revenue generated from these services primarily consists of a fixed monthly fee for access to cable programming, local phone services and enhanced services and access to the internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided and advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

Allowance for doubtful accounts. We use estimates to determine our allowance for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable. In determining these percentages, we look at historical write-offs of our receivables, but our history is limited.

Plant and equipment. The costs associated with the construction of our broadband transmission and distribution facilities and new service installations are capitalized. Capitalized costs include all direct labor and materials, as well as some indirect costs. We perform periodic evaluations of any estimates associated with indirect costs and changes to the estimates, which are significant, are included prospectively in the period in which the evaluations are completed.

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS No. 121, and beginning January 1, 2002 SFAS No. 144. Factors we consider important and that could trigger an impairment review include the following:

•	Significant underperformance of our assets relative to expected historical or projected future operating results;

•	Significant changes in the manner in which we use our assets or in our overall business strategy; and,

•	Significant negative industry or economic trends.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We recorded no asset impairment during the six months ended June 30, 2003 and 2004, respectively, in accordance with SFAS No. 144.

We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test in accordance with SFAS No. 142. As a result of the impairment test in January 2003 and 2004, no impairments were identified.

The foregoing list in not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (“VIEs”) that possess certain characteristics. The revision clarifies the definition in the original release that potentially could have classified any business as a VIE. The revision also delays the effective date of the FIN 46 from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for us in the first quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this FIN 46-R did not have an effect on our results of operations or financial position.

At the March 2004 Emerging Issues Task Force (“EITF”) meeting, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 defines the terms other–than-temporary and other-than-temporary impairment and establishes a three-step impairment model applicable to debt and equity securities that are within the scope of SFAS 115. At the November 2003 EITF meeting, the Task Force reached a consensus effective for fiscal years ending after December 15, 2003 on quantitative disclosures. Except for disclosure requirements already in place, the Issue 03-1 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. We adopted EITF Issue No. 03-1 disclosure requirements for the fiscal year ended December 31, 2003 and do not expect the adoption of future requirements of EITF Issue No. 03-1 to have material impact on our results of operations or financial position.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise. On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that our franchise was more favorable than Insight’s franchise. Insight’s complaint suspended our franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling. Insight sought discretionary review of the Kentucky Court of Appeals ruling from the Kentucky Supreme Court which request was denied

On November 8, 2000, we filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of our franchise. In March 2001, the U.S. District Court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003, the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The U.S. District Court granted our motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. The matter has been fully briefed and it is anticipated that oral argument will be held although it has yet to be scheduled. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

On November 21, 2001, we filed a complaint against Georgia Power Company requesting FCC adjudication of a dispute regarding amounts Georgia Power charged us in connection with the construction of our network in Augusta, Georgia. We requested the FCC to review these charges to determine whether they were “reasonable” in accordance with FCC pole attachment regulations. We requested reimbursement from Georgia Power of approximately $2.5 million. Georgia Power responded to the FCC complaint by asserting we owed Georgia Power approximately $900,000 for additional construction-related charges. In May 2003, Georgia Power filed a complaint against Broadband, our subsidiary, in the Superior Court of Troup County, State of Georgia, re-asserting claims for construction related charges. Georgia Power’s claim duplicates its claim pending before the FCC. We responded to Georgia Power’s complaint in state court by re-asserting our claims that are currently pending before the FCC. We also sought to remove the state court action to federal court and moved to dismiss the lawsuit or to stay the action to allow the FCC time to issue its decision. Georgia Power has moved to remand the case to state court. On November 20, 2003, the FCC issued an order determining that certain pole attachment fees charged by Georgia Power were improper. The Commission ordered Georgia Power to refund approximately $52,000 and to recalculate certain charges that it had billed Knology. Georgia Power refunded approximately $52,000. On August 11, 2004 Knology filed a motion seeking enforcement of the other provisions of the Commission’s Order. At this time, it is impossible to determine with certainty the ultimate outcome of the motion or the litigation.

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

ITEM 2. Changes in Securities and Use of Proceeds

At Knology’s 2004 annual meeting of stockholders, our stockholders voted to amend and restate our certificate of incorporation to (1) eliminate the existing preferred stock designations, (2) make certain changes to the manner in which our non-voting common stock converts into common stock, and (3) prohibit stockholder action by written consent on any matter unless the matter is approved in advance by our board of directors.

ITEM 3. Default upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 4, 2004, Knology held its annual meeting of stockholders. At the meeting, the holders of our common stock voted to re-elect Mr. William Laverack, Jr. (with 16,935,566 shares voting for and 4,759 shares withheld) and Mr. Bret Pearlman (with 16,910,166 shares voting for and 30,159 shares withheld) as Class I board members to serve for two-year terms or until their successors are duly elected and qualified. The holders of our common stock also voted at the annual meeting to re-elect Mr. Alan A. Burgess (with 16,729,165 shares voting for and 211,160 shares withheld), Mr. Donald W. Burton (with 16,657,389 shares voting for and 282,936 shares withheld) and Mr. William H. Scott (with 16,729,141 shares voting for and 211,184 shares withheld) as Class II board members to serve for three-year terms or until their successors are duly elected and qualified.

At the 2004 annual meeting, our stockholders also voted to amend and restate our certificate of incorporation to (1) eliminate the existing preferred stock designations (with 13,647,684 shares voting for, 633,459 against 1,734 abstaining and 1,453,781 broker non-votes), (2) make certain changes to the manner in which our non-voting common stock converts into common stock (with 16,912,480 shares voting for, 25,740 against 2,105 abstaining and 1,453,781 broker non-votes), and (3) prohibit stockholder action by written consent on any matter unless the matter is approved in advance by our board of directors (with 13,603,421 shares voting for, 675,679 against 3,777 abstaining and 1,453,781 broker non-votes).

Additionally, the stockholders approved a stock option re-pricing through the cancellation of existing options and grant of new stock options (with 12,430,551 shares voting for, 1,847,250 against 5,076 abstaining and 1,453,781 broker non-votes).

The stockholders also approved our amended and restated 2002 long-term incentive plan (with 13,629,222 shares voting for, 649,736 against 3,919 abstaining and 1,453,781 broker non-votes).

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

Exhibit Number	Exhibit Description
2.1*	Asset Purchase Agreement, dated as of May 19, 2004, by and between Knology Broadband of California, Inc. and Orange Broadband, Inc. (Incorporated herein by reference to Exhibit 2.5 to Knology, Inc.’s Registration Statement on Form S-3 (File No. 333-117675).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc.

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

*	Confidential treatment has been requested pursuant to Rule 406 of the Securities Act of 1933, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such information has been filed separately with the Commission.

(B) REPORTS ON FORM 8-K

On May 12, 2004, Knology furnished a current report on Form 8-K, under item 12, announcing its 2004 first quarter results.

On May 24, 2004, Knology furnished a current report on Form 8-K, under item 9, announcing that it has entered into a definitive agreement to sell its Cerritos, California cable system to Orange Broadband, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

August 13, 2004	By:	/s/ Rodger L. Johnson
Rodger L. Johnson President and Chief Executive Officer

August 13, 2004	By:	/s/ Robert K. Mills
Robert K. Mills Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*	Asset Purchase Agreement, dated as of May 19, 2004, by and between Knology Broadband of California, Inc. and Orange Broadband, Inc. (Incorporated herein by reference to Exhibit 2.5 to Knology, Inc.’s Registration Statement on Form S-3 (File No. 333-117675).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc.

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

*	Confidential treatment has been requested pursuant to Rule 406 of the Securities Act of 1933, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such information has been filed separately with the Commission.