Form 10-Q
period 2004-09-30
KNOLOGY INC
filed 2004-11-12
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 31, 2004, Knology, Inc. had 21,515,206 shares of common stock and 2,170,127 shares of non-voting common stock outstanding.

KNOLOGY, INC.

QUARTER ENDED SEPTEMBER 30, 2004

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	September 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,021	$44,823
Restricted cash	11,314	8,428
Accounts receivable, net of an allowance for doubtful accounts of $1,449 and $665 at December 31, 2003 and September 30, 2004, respectively	19,284	18,007
Prepaid expenses and other	1,818	2,015
Assets of business held for sale (Note 11)	0	871

Total current assets	84,437	74,144

PROPERTY, PLANT AND EQUIPMENT, net	336,060	326,019

INVESTMENT	1,243	1,243

GOODWILL	40,834	40,834

INTANGIBLE AND OTHER ASSETS, net	1,138	1,532

Total assets	$463,712	$443,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$5,213	$44
Accounts payable	15,520	19,797
Accrued liabilities	9,136	22,508
Unearned revenue	11,633	11,352
Liabilities of business held for sale (Note 11)	0	807

Total current liabilities	41,502	54,508

NONCURRENT LIABILITIES:
Notes payable	45,309	47,779
Senior unsecured notes	225,037	237,096
Warrants	932	428
Unamortized investment tax credits	39	16

Total noncurrent liabilities	271,317	285,319

Total liabilities	312,819	339,827

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value per share; 175,000,000 shares authorized, 20,605,430 and 21,515,206 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	207	215
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 2,170,127 and 2,170,127 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	21	22
Additional paid-in capital	548,518	558,631
Accumulated deficit	(397,853)	(454,923)

Total stockholders’ equity	150,893	103,945

Total liabilities and stockholders’ equity	$463,712	$443,772

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
OPERATING REVENUES:
Video	$17,968	$23,683	$53,131	$73,402
Voice	17,705	18,096	51,600	54,512
Data and other	8,060	10,285	22,558	30,679

TOTAL REVENUE	43,733	52,064	127,289	158,593

OPERATING EXPENSES:
Costs of services, excluding depreciation and amortization	11,868	15,102	34,690	45,990
Selling, general and administrative expenses	23,151	30,691	68,884	88,244
Depreciation and amortization	19,569	18,373	58,922	55,947
Expenses associated with capital market activities	41	8	84	655
Non-cash stock option compensation	478	568	1,382	2,850
Litigation fees	296	0	907	23

	55,403	64,742	164,869	193,709

OPERATING LOSS	(11,670)	(12,678)	(37,580)	(35,116)

OTHER INCOME (EXPENSE):
Interest income	72	193	281	532
Interest expense	(7,267)	(7,701)	(21,572)	(23,225)
Gain on adjustment of warrants to fair market value	0	85	0	504
Loss on investments (Note 5)	(12,406)	0	(12,406)	0
Other income, net	22	19	107	159

	(19,579)	(7,404)	(33,590)	(22,030)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(31,249)	(20,082)	(71,170)	(57,146)
INCOME TAX BENEFIT	0	0	0	24

LOSS FROM CONTINUING OPERATIONS	(31,249)	(20,082)	(71,170)	(57,122)
INCOME FROM DISCONTINUED OPERATIONS (Note 11)	0	43	0	53

NET LOSS	$(31,249)	$(20,039)	$(71,170)	$(57,069)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Continuing operations	$(613.57)	$(0.85)	$(1,403.58)	$(2.41)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss per share	$(613.57)	$(0.85)	$(1,403.58)	$(2.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,930	23,685,333	50,706	23,641,036

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,170)	$(57,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,922	55,947
Non-cash stock option compensation	1,382	2,850
Loss on investments	12,406	0
Gain on adjustment of warrants to fair market value	0	(504)
Non-cash bond interest expense	19,641	12,059
Provision for bad debt	3,475	3,380
Loss (gain) on disposition of assets	15	(29)
Changes in operating assets and liabilities:
Accounts receivable	(3,533)	(2,103)
Prepaid expenses and other	(1,269)	(160)
Accounts payable	(1,941)	4,277
Accrued liabilities	(394)	13,372
Unearned revenue	1,362	(281)
Assets and liabilities of business held for sale	0	(87)

Total adjustments	90,066	88,721

Net cash provided by operating activities	18,896	31,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,579)	(45,741)
Expenditures for intangible assets	(329)	(363)
Proceeds from sale of assets	92	166

Net cash used in investing activities	(26,816)	(45,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,504)	(2,700)
Proceeds from issuance of common stock, net of $827 offering costs	0	7,273
Expenditures related to issuance of debt	0	(371)
Expenditures related to reorganization	(49)	0
Proceeds from exercised stock options	14	0

Net cash (used in) provided by financing activities	(2,539)	4,202

NET DECREASE IN CASH	(10,459)	(10,084)
CASH AT BEGINNING OF PERIOD	43,913	63,335

CASH AT END OF PERIOD	$33,454	$53,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$2,052	$1,759

Cash received during the period for income taxes	$—	$(25)

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004, or any other period.

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

At the March 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 defines the terms other–than-temporary and other-than-temporary impairment and establishes a three-step impairment model applicable to debt and equity securities that are within the scope of SFAS 115. At the November 2003 EITF meeting, the Task Force reached a consensus effective for fiscal years ending after December 15, 2003 on quantitative disclosures. Except for disclosure requirements already in place, the Issue 03-1 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after

June 15, 2004. The Company adopted EITF Issue No. 03-1 disclosure requirements for the fiscal year ended December 31, 2003 and does not expect the adoption of future requirements of EITF Issue No. 03-1 to have material impact on the Company’s results of operations or financial position.

4. CASH

As of September 30, 2004, the Company had $8,428 of cash that was restricted in use. Of this amount, $3,132 was held at the Telephone Operations Group and restricted for use by these entities. Also, the Company has pledged $5,295 of cash as collateral for amounts potentially payable under certain franchise, insurance, lease agreements and surety bond agreements.

5. INVESTMENTS

Due to certain changes in Grande Communications, Inc.’s business during the third quarter of 2003, including the loss of a significant wholesale contract, the company evaluated the carrying amount of its investment in Grande. Based on the evaluation, the company recorded a loss of $12,406 on its investment in Grande during the third quarter of 2003. This loss is deemed to be other than temporary and has been charged to earnings.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2004 impairment test.

Intangible assets as of December 31, 2003 and September 30, 2004, respectively, were as follows:

	December 31, 2003	September 30, 2004	Amortization Period (Years)
Customer base	$326	$410	3
Other	225	462	1-15

Gross carrying value of intangible assets subject to amortization	551	872
Less accumulated amortization	235	461

Net carrying value of intangible assets subject to amortization	316	411
Goodwill	40,834	40,834

Total intangibles, net	$41,150	$41,245

Amortization expense related to intangible assets was $302 and $251 for the nine months ended September 30, 2003 and 2004, respectively.

7. LONG-TERM DEBT

Long-term debt at December 31, 2003 and September 30, 2004 consists of the following:

	December 31, 2003	September 30, 2004
Senior unsecured notes including accrued interest, with an initial face value of $194,659 bearing interest in-kind at 13% beginning November 6, 2002, interest payable semiannually at 12% beginning November 30, 2004, with principal and unpaid interest due November 30, 2009	$225,037	$237,096
Senior secured Wachovia credit facility, at a rate of LIBOR plus 3.75%, interest payable quarterly, with principal and any unpaid interest due September 10, 2007	15,465	15,465
Senior secured CoBank term credit facility, at a rate of LIBOR plus 3.5%, interest payable quarterly, principal payments due quarterly beginning Jan 2007 with final principal and any unpaid interest due June 30, 2009	34,588	31,895
Capitalized lease obligation, at a rate of 7%, with monthly principal and interest payments through October 2011	470	463

	275,560	284,919
Less current maturities	5,213	44

Total long-term debt	$270,347	$284,875

On September 10, 2004, we completed certain amendments to our credit facilities with Wachovia Bank, National Association and CoBank, ACB. The amended credit facilities defer approximately $24,500 of principal payments until 2007 which were previously scheduled during 2004, 2005 and 2006, and modified certain financial covenants. In addition, the amendments allowed our Telephone Operations Group to make a $7,700 dividend payment to us, as well as future dividend payments equal to the net income of the Telephone Operations Group. These dividends decrease the amount of the company’s restricted cash.

As of September 30, 2004, the Company was in compliance with all of its debt covenants.

8. EQUITY INTERESTS

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

9. LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing income from continuing operations by the weighed-average number of common shares outstanding for the period. Diluted loss per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for the Company’s common stock. For the three months ended September 30, 2003 and 2004, the Company had 17,797,634 and 2,924,203 shares related to preferred stock, stock options and warrants outstanding that were not included in the computation of diluted loss per share because such effects would have been antidilutive for the respective periods.

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., a subsidiary of Knology, Inc., a cable television franchise. On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that the Company’s franchise was more favorable than Insight’s franchise. Insight’s complaint suspended the Company’s franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling. Insight sought discretionary review of the Kentucky Court of Appeals ruling from the Kentucky Supreme Court which request was denied

On November 8, 2000, the Company filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of the Company’s franchise. In March 2001, the U.S. District Court issued an order granting the Company’s motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003, the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The U.S. District Court granted the Company’s motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. The matter has been fully briefed and oral arguments have been held. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

11. BUSINESS HELD FOR SALE

On May 24, 2004 the Company announced that it had entered into a definitive asset purchase agreement to sell its cable system located in Cerritos, California for $14,800 in cash, subject to customary closing adjustments. The Company acquired the Cerritos cable system in December 2003 from Verizon Media Ventures Inc. in conjunction with its acquisition of Verizon Media’s Pinellas County, Florida operations. The sale of the Cerritos system is expected to close during the first quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California.

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

September 30, 2004
Assets:
Cash	$57
Accounts Receivable	211
Net Property, Plant, and Equipment	586
Prepayments and Other	17

Total Assets	$871

Liabilities:
Accounts Payable	$239
Accrued Liabilities	60
Unearned Revenue	192
Advance from Affiliate	316

Total Liabilities	$807

The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations. The Cerritos cable system generated approximately $1,442 of revenue for the period that the assets have been classified as held for sale.

12. SEGMENT INFORMATION

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

Revenues by broadband communications service are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004	2003	2004
Video	$17,968	$23,683	53,131	$73,402
Voice	17,705	18,096	51,600	54,512
Data and other	8,060	10,285	22,558	30,679

Consolidated revenues	$43,733	$52,064	$127,289	$158,593

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2004, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Introduction

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City and Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We also provide video services in Cerritos, California, but, as discussed below, we have entered into an agreement to sell those assets to Orange Broadband, Inc. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

On May 24, 2004, we announced that we entered into a definitive asset purchase agreement to sell our cable system located in Cerritos, California to Orange Broadband, Inc. for $14.8 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close during the first quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California.

On September 10, 2004, we completed certain amendments to our credit facilities with Wachovia Bank, National Association and CoBank, ACB. The amended credit facilities defer approximately $24.5 million of principal payments until 2007 which were previously scheduled during 2004, 2005 and 2006, and modified certain financial covenants. In addition, the amendments allowed our Telephone Operations Group to make a $7.7 million dividend payment to us, as well as future dividend payments equal to the net income of the Telephone Operations Group.

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

As of September 30, 2004, 100% of our video and data connections and over 95% of our voice connections were provided over our own network. The following table sets forth the number of marketable homes passed and connections as of September 30, 2003 and 2004.

	AS OF SEPTEMBER 30,
	2003	2004
Connections:(1)
Video(2)	133,267	175,907
Voice:
On-net	118,038	125,337
Off-net	5,450	5,978
Data	62,276	82,152

Total connections	319,031	389,374

Residential connections	286,739	352,007
Business connections	32,292	37,367

Homes passed(2)	540,401	957,731
Marketable homes passed(2)	446,251	751,821

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 25,278 and 23,650 lines as of September 30, 2003 and 2004, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.
(2)	The total number of video connections, homes passed and marketable homes passed as of September 30, 2004 include 6,813 video connections, 15,904 homes passed and 15,598 marketable homes passed by our network in Cerritos, California which we plan to sell during the first quarter of 2005.

Revenues

We group our revenues into the following categories:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video on demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 45.5% and 46.3% of our consolidated revenues for the three and nine months ended September 30, 2004 compared to 41.1% and 41.7% for the three and nine months ended September 30, 2003. In providing video services we currently compete with Comcast Corporation, Time Warner Cable, Inc., Mediacom Communications Corporation, Charter Communications, Inc. and Bright House Networks. We also compete with satellite television providers Echostar Communications Corporation and DirecTV and the strategic marketing alliance of BellSouth Corporation and DirecTV, Inc. to provide video and voice services in our markets. Other competitors include broadcast television stations and other satellite television companies.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting and voice mail, and usage fees for long-distance service. Voice revenues accounted for approximately 34.8% and 34.4% of our consolidated revenues for the three and nine months ended September 30, 2004 compared to 40.5% and 40.5% for the three and nine months ended September 30, 2003. In providing local and long-distance telephone services, we compete with the incumbent local phone company, competitive local phone companies, various long distance providers and voice over Internet Protocol providers in each of our markets. BellSouth is the incumbent local and long distance phone company except for Pinellas County, Florida, where Verizon Communications, Inc. is our competitor, and both are particularly strong competitors in our current markets and throughout the southeastern United States. We also compete with long-distance phone companies such as AT&T Corporation, MCI, Inc., BellSouth and Sprint Corporation.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services and video production services. These combined revenues accounted for approximately 19.7% and 19.3% of our consolidated revenues for the three and nine months ended September 30, 2004 compared to 18.4% and 17.8% for the three and nine months ended September 30, 2003. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide dial-up and DSL services subscriber lines; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also compete with providers of wireless high-speed data services.

We experienced a net loss of connections during the first and second quarters of 2004. The lost connections were primarily a result of clean-up activities in the newly acquired Pinellas County market, including the elimination of non-paying customers from prior periods, customer database reconciliations and customers with expired promotions. We added voice services to our current video and data offerings in the Pinellas County market during the third quarter of 2004, and achieved net connection additions in this market. We expect to continue with positive net additions, on a consolidated basis, during the fourth quarter of 2004.

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

Our operating expenses include cost of services, selling, operations and administrative expenses, depreciation and amortization, expenses associated with capital market activities, non-cash stock option compensation and litigation fees.

Cost of services include:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other providers of programming to be aired on our network. Programming costs are one of our largest costs and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 50.9% and 49.8% for the three and nine months ended September 30, 2004 compared to the 46.2% and 46.2% for the three and nine months ended September 30, 2003. We pay a monthly fee for programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time and as programmers increase their rates.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 14.3% and 14.9% for the three and nine months ended September 30, 2004 compared to 17.2% and 17.1 for the three and nine months ended September 30, 2003.

•	Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of data and other revenue were approximately 4.5% and 4.5% for the three and nine months ended September 30, 2004 compared to the 6.4% and 6.0% for the three and nine months ended September 30, 2003. The decrease in data cost of services as a percentage of revenue for the three and nine months ended September 30, 2004 resulted from price increases for our data products in 2004 and the grooming of our network for increased capacity at reduced costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2003 and 2004.

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2004
Operating revenues:
Video	41%	45%
Voice	41	35
Data	18	20

Total	100	100
Cost of services:
Video	19	23
Voice	7	5
Data	1	1

Total	27	29
Gross profit
Video	22	22
Voice	34	30
Data	17	19

Total	73	71
Operating expenses:
Selling, operating and administrative	53	59
Depreciation and amortization	45	35
Expenses associated with capital market activities	0	0
Non-cash stock option compensation	1	1
Litigation fees	1	0

Total	100	95

Operating loss	(27)	(24)
Other income and (expense)	(44)	(15)

Loss before income taxes and discontinued operations	(71)	(39)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0

Net loss	(71)%	(39)%

Revenues. Operating revenues increased 19.1% from $43.7 million for the three months ended September 30, 2003, to $52.1 million for the three months ended September 30, 2004. Operating revenues from video services increased 31.8% from $18.0 million for the three months ended September 30, 2003, to $23.7 million for the same period in 2004. Operating revenues from voice services increased 2.2% from $17.7 million for the three months ended September 30, 2003, to $18.1 million for the same period in 2004. Operating revenues from data and other services increased 27.6% from $8.1 million for the three months ended September 30, 2003, to $10.3 million for the same period in 2004.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 319,031 as of September 30, 2003, to 389,374 as of September 30, 2004. The significant increase in the number of connections accounted for substantially all of the increased revenue for the three months ended September 30, 2004. The additional connections resulted primarily from:

•	The December 2003 acquisition of certain cable system assets in Pinellas County, Florida and Cerritos, California from Verizon Media which, at September 30, 2004, had provided 52,829 additional connections.

•	New service offerings and sales promotions specifically marketed to increase customer penetration in the existing broadband markets.

•	The continued construction of the broadband network in the Knoxville market.

Cost of services. Cost of services increased 27.3% from $11.9 million for the three months ended September 30, 2003, to $15.1 million for the three months ended September 30, 2004. Cost of services for video services increased 45.27% from $8.3 million for the three months ended September 30, 2003, to $12.0 million for the same period in 2004. Cost of services for voice services decreased 15.1% from $3.0 million for the three months ended September 30, 2003, to $2.6 million for the same period in 2004. Cost of services for data and other services decreased 10.9% from $519,000 for the three months ended September 30, 2003, to $463,000 for the same period in 2004. The decrease in voice and data cost of services is primarily due to efficiency gains in our network architecture. We expect our cost of services to increase as we add more connections. Programming costs, which are one of our largest single expense items, have been increasing over the last several years on an aggregate basis due to an increase in subscribers, as a result of internal growth and the Verizon Media acquisition noted above, and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and gross profit.

Gross profit. Gross profit increased 16.0% from $31.9 million for the three months ended September 30, 2003, to $37.0 million for the three months ended September 30, 2004. Gross profit for video services increased 20.3% from $9.7 million for the three months ended September 30, 2003, to $11.6 million for the same period in 2004. Gross profit for voice services increased 5.8% from $14.7 million for the three months ended September 30, 2003, to $15.5 million for the same period in 2004. Gross profit for data and other services increased 30.2% from $7.5 million for the three months ended September 30, 2003, to $9.8 million for the same period in 2004. The increase in gross profit is primarily a result of the fluctuations as described above in revenues and cost of services.

Operating expenses. Our operating expenses, excluding depreciation and amortization, expenses associated with capital market activities, non-cash stock option compensation and litigation fees, increased 30.8% from $35.0 million for the three months ended September 30, 2003, to $45.8 million for the three months ended September 30, 2004. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth in our markets. During the three months ended September 30, 2004, we incurred certain incremental expenses associated with the unusual storm activity. We estimate these incremental expenses to be between $500,000 and $1.0 million. Selling, operations and administrative expenses will continue to increase as we expand into new markets and our existing markets mature.

Our depreciation and amortization decreased from $19.6 million for the three months ended September 30, 2003, to $18.4 million for the three months ended September 30, 2004. The decrease in depreciation and amortization resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets in 2004 and a portion of our long-lived assets becoming fully depreciated. We expect depreciation and amortization expense to increase as we make capital expenditures to extend our existing networks and build additional networks.

We have adopted SFAS No. 123 and SFAS No. 148 and recorded a non-cash stock option compensation expense of $478,000 for the three months ended September 30, 2003 and $568,000 for the three months ended September 30, 2004.

Other income and expense, including interest income and interest expense. Our total other expenses decreased from $19.6 million for the three months ended September 30, 2003, to $7.4 million for the three months ended September 30, 2004. Interest income was $72,000 for the three months ended September 30, 2003, compared to $193,000 for the same period in 2004. The increase in interest income primarily reflects a higher average cash balance for the three months ended September 30, 2004. Interest expense increased from $7.3 million for the three months ended September 30, 2003, to $7.7 million for the three months ended September 30, 2004. The interest expense represents the interest incurred on our 12% senior notes due 2009 and our two existing credit facilities. In the third quarter of 2003, we determined that changes in business conditions at Grande Communications were other than temporary, and recorded a loss on investment of $12.4 million for the quarter ended September 30, 2003.

In the third quarter of 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2004 was $4.15 resulting in an $85,000 gain on the adjustment of warrants to market value. Other income, net decreased to $19,000 for the three months ended September 30, 2004.

Income tax benefit. We recorded no income tax benefit or provision for the three months ended September 30, 2003 and 2004, respectively.

Net income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos cable system to be a long-lived asset to be disposed of based on our plan, and actions taken to sell the property.

Net loss. We incurred a net loss of $31.3 million and $20.0 million for the three months ended September 30, 2003 and 2004, respectively. We expect net losses to continue as our business matures.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2003 and 2004.

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004
Operating revenues:
Video	42%	46%
Voice	40	35
Data	18	19

Total	100	100
Cost of services:
Video	19	23
Voice	7	5
Data	1	1

Total	27	29
Gross profit
Video	23	23
Voice	33	30
Data	17	18

Total	73	71
Operating expenses:
Selling, operating and administrative	54	56
Depreciation and amortization	46	35
Expenses associated with capital market activities	0	0
Non-cash stock option compensation	1	2
Litigation fees	1	0

Total	102	93

Operating loss	(29)	(22)
Other income and (expense)	(26)	(14)

Loss before income taxes and discontinued operations	(55)	(36)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0

Net loss	(55)%	(36)%

Revenues. Operating revenues increased 24.6% from $127.3 million for the nine months ended September 30, 2003, to $158.6 million for the nine months ended September 30, 2004. Operating revenues from video services increased 38.2% from $53.1 million for the nine months ended September 30, 2003, to $73.4 million for the same period in 2004. Operating revenues from voice services increased 5.6% from $51.6 million for the nine months ended September 30, 2003, to $54.5 million for the same period in 2004. Operating revenues from data and other services increased 36.0% from $22.6 million for the nine months ended September 30, 2003, to $30.7 million for the same period in 2004.

Cost of services. Cost of services increased 32.6% from $34.7 million for the nine months ended September 30, 2003, to $46.0 million for the nine months ended September 30, 2004. Cost of services for video services increased 48.9% from $24.5 million for the nine months ended September 30, 2003, to $36.5 million for the same period in 2004. Cost of services for voice services decreased 7.9% from $8.8 million for the nine months ended September 30, 2003, to $8.1 million for the same period in 2004. Cost of services for data and other services increased 0.6% from $1,360,000 for the nine months ended September 30, 2003, to $1,367,000 for the same period in 2004.

Gross profit. Gross profit increased 21.6% from $92.6 million for the nine months ended September 30, 2003, to $112.6 million for the nine months ended September 30, 2004. Gross profit for video services increased 29.0% from $28.6 million for the nine months ended September 30, 2003, to $36.9 million for the same period in 2004. Gross profit for voice services increased 8.4% from $42.8 million for the nine months ended September 30, 2003, to $46.4 million for the same period in 2004. Gross profit for data and other services increased 38.3% from $21.2 million for the nine months ended September 30, 2003, to $29.3 million for the same period in 2004.

Operating expenses. Our operating expenses, excluding depreciation and amortization, expenses associated with capital market activities, non-cash stock option compensation and litigation fees, increased 29.6% from $103.6 million for the nine months ended September 30, 2003, to $134.2 for the nine months ended September 30, 2004.

Our depreciation and amortization decreased from $58.9 million for the nine months ended September 30, 2003, to $55.9 million for the nine months ended September 30, 2004.

We have adopted SFAS No. 123 and SFAS No. 148 and recorded a non-cash stock option compensation expense of $1.4 million for the nine months ended September 30, 2003 and $2.8 million for the nine months ended September 30, 2004. The increase in the non-cash stock option compensation expense was due to a re-pricing of certain stock options during the second quarter of 2004.

Other income and expense, including interest income and interest expense. Our total other expenses decreased from $33.6 million for the nine months ended September 30, 2003, to $22.0 million for the nine months ended September 30, 2004. Interest income was $281,000 for the nine months ended September 30, 2003, compared to $532,000 for the same period in 2004. Interest expense increased from $21.6 million for the nine months ended September 30, 2003, to $23.2 million for the nine months ended September 30, 2004.

In the first, second and third quarters of 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2004 was $6.89, on June 30, 2004 was $4.97, and on September 30, 2004 was $4.15, resulting in a $504,000 gain on the adjustment of warrants to market value for the nine months ended September 30, 2004. Other income, net increased from $108,000 for the nine months ended September 30, 2003 to $159,000 for the nine months ended September 30, 2004. In the third quarter of 2003, we determined that changes in business conditions at Grande Communications were other than temporary, and recorded a loss on investment of $12.4 million for the nine months ended September 30, 2003.

Income tax benefit. We recorded no income tax benefit or provision for the nine months ended September 30, 2003 and a tax benefit of $24,000 for the nine months ended September 30, 2004.

Net income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos cable system to be a long-lived asset to be disposed of based on our plan, and actions taken to sell the property.

Net loss. We incurred a net loss of $71.2 million and $57.1 million for the nine months ended September 30, 2003 and 2004, respectively. We expect net losses to continue as our business matures.

Liquidity and Capital Resources

As of September 30, 2004, we had net working capital of $19.6 million, compared to net working capital of $42.9 million as of December 31, 2003. The decrease in working capital resulted primarily from the following:

•	a decrease of $10.1 million in cash, cash equivalents and restricted cash;

•	a decrease of $1.3 million in accounts receivable;

•	an increase of $4.3 million in accounts payable; and

•	an increase of $13.4 million in accrued liabilities.

The decreases in working capital were partially offset by a decrease of $5.2 million in current portion of notes payable.

On May 24, 2004 we entered into a definitive asset purchase agreement to sell our cable system located in Cerritos, California to Orange Broadband, Inc. for $14.8 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close during the first quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California.

On September 10, 2004, we completed certain amendments to our credit facilities with Wachovia Bank, National Association and CoBank, ACB. The amended credit facilities defer approximately $24.5 million of principal payments until 2007 which were previously scheduled during 2004, 2005 and 2006, and modified certain financial covenants. In addition, the amendments allowed our Telephone Operations Group to make a $7.7 million dividend payment to us, as well as future dividend payments equal to the net income of the Telephone Operations Group. These dividends decrease the amount of our restricted cash.

In November 2004, we will begin paying the interest, semiannually at 12%, on our senior notes due 2009. Approximately $14.2 million will be due to be paid on November 30, 2004.

We believe we can satisfy all of our anticipated funding requirements, including capital expenditures, through 2004 using a combination of internally generated cash flow from operations and cash currently on hand.

Net cash provided by operations totaled $18.9 million and $31.7 million for the nine months ended September 30, 2003 and 2004, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	loss on investments;

•	gain on adjustment of warrants to market;

•	non-cash bond interest expense;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used for investing activities was $26.8 million and $45.9 million for the nine months ended September 30, 2003 and 2004, respectively. Our investing activities for the nine months ended September 30, 2003 primarily consisted of $26.6 million of capital expenditures and $329,000 of expenditures for intangible assets. Our investing activities for the nine months ended September 30, 2004 primarily consisted of $45.7 million of capital expenditures and $363,000 of expenditures for intangible assets. Of the $45.7 million in capital expenditures for the nine months ended September 30, 2004, $19.4 million related to the newly acquired Pinellas County market.

Financing activities used cash of $2.5 million for the nine months ended September 30, 2003, and provided cash of $4.2 million for the nine months ended September 30, 2004. Financing activities for the nine months ended September 30, 2003 primarily consisted of $2.5 million of principal payments on debt. Financing activities for the nine months ended September 30, 2004 consisted of $7.3 million of net proceeds from the exercise of the underwriters’ over-allotment option of 900,000 shares, partially offset by $2.7 million of principal payments on debt.

As of September 30, 2004, we were in compliance with all of our debt covenants.

Capital Expenditures

We have invested approximately $45.7 million in capital expenditures during 2004 through September 30, and we expect to spend approximately $15.0 million in the fourth quarter of 2004. Of the capital expenditures through September 30, 2004, $25.3 million relates to network construction and the remainder relates to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems. We believe we have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during the remainder of 2004. If we decide to expand our broadband network into new markets, we would require additional funding to operate and for the capital expenditures necessary to finance the construction and purchase of customer premise equipment.

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

Contractual Obligations

The following table sets forth, as of September 30, 2004, our long-term debt, capital lease and operating lease obligations for 2004, the following five years and thereafter. The long-term debt obligations are our cash debt service obligations, including both principal and interest. The capital lease obligations are our future rental payments under one lease with a 10-year term. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2004.

		Payment due by period
Contractual obligations	Total	October 1, 2004 through September 30, 2005	October 1, 2005 through September 30, 2007	October 1, 2007 through September 30, 2009	After September 30, 2009
		(in thousands)
Long-term debt obligations	$284,456	$0	$16,215	$31,145	$237,096
Interest	165,557	30,808	61,511	58,581	14,657
Capital lease obligation	461	12	33	46	370
Operating lease obligations	9,899	2,088	3,120	1,887	2,804

Total	$460,373	$32,908	$80,879	$91,659	$254,927

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

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We recorded no asset impairment during the nine months ended September 30, 2003 and 2004, respectively, in accordance with SFAS No. 144.

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

ITEM 4. CONTROL AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise. On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that our franchise was more favorable than Insight’s franchise. Insight’s complaint suspended our franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling. Insight sought discretionary review of the Kentucky Court of Appeals ruling from the Kentucky Supreme Court which request was denied

On November 8, 2000, we filed an action in the U.S. District Court for the Western District of Kentucky against Insight seeking monetary damages, declaratory and injunctive relief from Insight and the City arising out of Insight’s complaint and the suspension of our franchise. In March 2001, the U.S. District Court issued an order granting our motion for preliminary injunctive relief and denying Insight’s motion to dismiss. In June 2003, the U.S. District Court ruled on the parties’ cross motions for summary judgment, resolving certain claims and setting others down for trial. The U.S. District Court granted our motion for summary judgment based on causation on certain claims. In August 2003, the U.S. District Court granted Insight’s motion for an immediate interlocutory appeal on certain issues, which was accepted in October 2003 by the U.S. Court of Appeals for the Sixth Circuit. The matter has been fully briefed and oral arguments have been held. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

On November 21, 2001, we filed a complaint against Georgia Power Company requesting FCC adjudication of a dispute regarding amounts Georgia Power charged us in connection with the construction of our network in Augusta, Georgia. We requested the FCC to review these charges to determine whether they were “reasonable” in accordance with FCC pole attachment regulations. We requested reimbursement from Georgia Power of approximately $2.5 million. Georgia Power responded to the FCC complaint by asserting we owed Georgia Power approximately $900,000 for additional construction-related charges. In May 2003, Georgia Power filed a complaint against Knology Broadband, Inc., our subsidiary, in the Superior Court of Troup County, State of Georgia, re-asserting claims for construction related charges. Georgia Power’s claim duplicates its claim pending before the FCC. We responded to Georgia Power’s complaint in state court by re-asserting our claims that are currently pending before the FCC. We also sought to remove the state court action to federal court and moved to dismiss the lawsuit or to stay the action to allow the FCC time to issue its decision. Georgia Power has moved to remand the case to state court. On November 20, 2003, the FCC issued an order determining that certain pole attachment fees charged by Georgia Power were improper. The FCC ordered Georgia Power to refund approximately $52,000 and to recalculate certain charges that it had billed Knology. Georgia Power refunded approximately $52,000. On August 11, 2004 Knology filed a motion seeking enforcement of the other provisions of the FCC’s Order. At this time, it is impossible to determine with certainty the ultimate outcome of the motion or the litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.1	First Amendment, dated as of September 10, 2004, by and among Knology Broadband, Inc., certain subsidiaries of Knology Broadband, Inc. identified on the signature pages thereto, the Lenders referred to in the Amended and Restated Credit Agreement, dated as of October 22, 2002 and effective as of November 6, 2002, and Wachovia Bank, National Association, as administrative agent for the Lenders (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004).

10.2	First Amendment to Master Loan Agreement and Amended and Restated First Supplement, dated as of September 10, 2004, by and among CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone LLC (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004).

10.3	Continuing Guaranty made as of September 10, 2004, by Knology Broadband, Inc. for the benefit of the CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

November 12, 2004	By:	/s/ Rodger L. Johnson
Rodger L. Johnson President and Chief Executive Officer

November 12, 2004	By:	/s/ Robert K. Mills
Robert K. Mills Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.1	First Amendment, dated as of September 10, 2004, by and among Knology Broadband, Inc., certain subsidiaries of Knology Broadband, Inc. identified on the signature pages thereto, the Lenders referred to in the Amended and Restated Credit Agreement, dated as of October 22, 2002 and effective as of November 6, 2002, and Wachovia Bank, National Association, as administrative agent for the Lenders (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004).

10.2	First Amendment to Master Loan Agreement and Amended and Restated First Supplement, dated as of September 10, 2004, by and among CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone LLC (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004).

10.3	Continuing Guaranty made as of September 10, 2004, by Knology Broadband, Inc. for the benefit of the CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.