Form 10-K
period 2004-12-31
KNOLOGY INC
filed 2005-03-31
CIK 1096788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2004, was approximately $66.2 million, computed based on the closing sale price as quoted on the Nasdaq National Market on that date.

     As of January 31, 2005, we had 23,697,787 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of the registrant’s proxy statement on Schedule 14A for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

     We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. As of and for the year ended December 31, 2004, we had approximately 398,000 total connections, our revenues were $211.5 million and we had a net loss of $75.6 million. Video, voice and data revenues accounted for approximately 46%, 34% and 20%, respectively, of our consolidated revenues for the year ended December 31, 2004.

     We provide our services over our wholly owned, fully upgraded 750 MHz interactive broadband network. As of December 31, 2004, our network passed approximately 756,000 marketable homes. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

     We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for seven years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We began offering our bundled service package in Pinellas County, Florida during 2004 on a limited basis. We plan to complete the enhancement of our network assets in Pinellas County making the bundle offering available to all of our marketable passings.

     We also provide video services in Cerritos, California, but do not currently intend to upgrade or enhance this network to provide additional services. We have previously announced our intention to sell our Cerritos, California operations, which we acquired as part of the Verizon Media acquisition described below, but there can be no assurance that we will be able to do so on terms that are attractive to us.

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

     In March 2005, we entered into a definitive asset purchase agreement to sell our cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close in the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that we will complete the sale of the Cerritos cable system or we may not complete the sale in a timely manner. In the event the purchaser does not receive necessary regulatory or other approvals or the other conditions to closing are not satisfied, the sale will not be completed.

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

     Incumbent cable operators are working to expand their core services to begin offering a bundled package of services. Many of the cable operators’ bundling strategies include the provision of Internet based voice services for their customers. Most of the major providers have announced plans to roll out Voice over Internet Protocol (“VoIP”) services in the next few years. Some operators have circuit-switched networks in some of their markets that are capable of offering voice services. According to the NCTA, as of December 31, 2004, there were approximately 3 million cable voice customers in the United States. However, most cable providers will need to incur additional capital costs to upgrade their existing networks for voice capability. In addition, they will need to devote and develop significant management resources for the deployment of voice services on a large scale.

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

Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. We have completed our network upgrade in all of our current markets (with the exception of Cerritos, CA), which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, interactive television, high-definition television, Internet Protocol Centrex services and passive optical network services in those markets. We have begun to enhance our network assets in Pinellas County, Florida to provide voice services and started offering these services in late 2004.

•	Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. Through our call center, which we operate 24 hours a day, seven days a week, we deliver personalized and responsive customer care that promotes customer loyalty. Through our network operations center, we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. As we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have introduced a new enterprise management system that enhances our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services.

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

  Our Interactive Broadband Network

     Our network is critical to the implementation of our operating strategy, allowing us to offer bundled video, voice and data services to our customers in an efficient manner and with a high level of service. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

•	redundant fiber routing and uses SONET protocol which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

•	network monitoring to the customer premises for all digital video, voice and data services.

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

     As of December 31, 2004, our network consisted of approximately 10,300 miles of network and passed approximately 756,000 marketable homes and serving approximately 398,000 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that if there is a single point of failure on a fiber ring, our service will continue. By comparison, most traditional cable television systems do not have redundant architectures.

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

  Voice

     We offer telephone service over our broadband network in much the same way local phone companies provide service. We install a network interface box outside a customer’s home to provide dial tone service. Our network interconnects with those of other local phone companies. We provide long-distance service using leased facilities from other telecommunications service providers. We have two Class 5, full-featured Nortel DMS 500 switches located in West Point, Georgia and nearby Huguley, Alabama that direct all of our voice traffic and allow us to provide enhanced custom calling services including call waiting, call forwarding and three-way calling. We also operate a telephone system in Valley, Alabama and West Point, Georgia, where we are the rural incumbent telephone company.

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

Our Bundled Service Offering

     We offer a complete solution of video, voice and data services in all of our markets, except for Cerritos, CA. We have begun enhancing our network assets in Pinellas County, Florida that we acquired from Verizon Media to provide voice services and offer these services to a portion of the market.

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

  Video services

     We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2004, we provided video services to 177,323 customers. As of December 31, 2004, 31% of our video customers subscribed for digital video. We offer only analog video service in Cerritos, California and do not intend to upgrade that network to provide digital video services or other enhanced services.

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

     Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services. Our digital video service consists of approximately 190 digital channels of programming, including our expanded basic cable service. We have recently introduced new service offerings to strengthen our competitive position and generate additional revenues, including video-on-demand and subscriber video-on-demand. Video-on-demand permits customers to order movies and other programming on demand with VCR-like functions for a fee-per-viewing basis. Subscriber video-on-demand is a similar service that has specific content available from our premium channel offerings for an incremental charge.

   Voice services

     Our voice services include local and long-distance telephone services. Our telephone packages can be customized to include different options of the following core services:

•	local area calling plans;

•	flat-rate local and long-distance plans;

•	a variety of calling features; and

•	measured and fixed rate toll packages based on usage.

     For local service, our customers pay a fixed monthly rate, plus additional charges per month for custom and advanced calling features such as call waiting, caller ID and voicemail. We provide other telephone features for an additional charge. We also offer off-net voice services to a small number of customers through an arrangement with a local utility provider in Newnan, Georgia.

  Data services

     We offer tiered data services to both residential and business customers that include high-speed connections to the Internet using cable modems. Because a customer’s Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. We offer IntroNet, a high speed service aimed at first-time or dial-up Internet users. IntroNet is available at speeds of 256k which is faster than traditional dial-up, but slower than our typical high-speed service, and priced at a discount to our faster product. The IntroNet product has been successful in capturing additional market share for us and providing a customer base to which higher speed data services may be marketed. Our data packages generally include the following:

•	speed up to three megabits per second;

•	specialized technical support 24 hours a day, seven days a week;

•	access to exclusive local content, weather, national news, sports and financial reports;

•	value-added features such as e-mail accounts, on-line storage, spam protection and parental controls; and

•	a DOCSIS-compliant modem installed by a trained professional.

  Business services

     Our broadband network also supports services to business customers, and accordingly, we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering to these business customers. We also have developed new products to meet the more complex voice and data needs of the larger business sector. We offer passive optical network service, which enables our customers to have T-1 voice services and data speeds of up to 100 megabits per second on our fiber network. We have introduced our Matrix product offering, which can replace customers’ aging, low functionality PBX products with an IP Centrex voice and data service that offers more flexible features at a lower cost. In addition, we offer a virtual private network service to provide businesses with multiple sites the ability to exchange information privately among their locations over our network. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

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

     We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products and currently exceed the industry standards for call answer times. We operate a centralized customer call center in Augusta, Georgia, which handles all customer service transactions. In addition, we provide our business customers with local customer service, which we believe improves our responsiveness to customer needs and distinguishes our product in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings and is consistent with our bundling strategy.

     We monitor our network 24 hours a day, seven days a week. Through our network operations center, we monitor our digital video, voice and data services to the customer level and our analog video services to the node level. We strive to resolve service delivery problems prior to the customer being aware of any service interruptions.

  Billing

     We are an early adopter of a single billing platform for video, voice and data services, which is part of an enterprise management system that we have implemented system wide. This system, which was developed to our specifications, enables us to send a single bill to our customers for video, voice and data services.

Sales and Marketing

     We believe that we are the first provider of a bundled video, voice and data communications service package in our current markets. Our sales and marketing materials emphasize the convenience, savings and improved service that can be obtained by subscribing to bundled services.

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

     Our sales team is cross-trained on all our products to support our bundling strategy. Our sales team is compensated based on connections and is therefore motivated to sell more than one product to each customer. Our marketing and advertising strategy is to target bundled service prospects utilizing a broad mix of media tactics including broadcast television, cross channel cable spots, radio, newspaper, outdoor space, Internet and direct mail. We have utilized database-marketing techniques to shape our offers, segment and target our prospect base to increase response and reduce acquisition costs.

     We have implemented several retention and customer referral tactics including customer newsletters, personalized e-mail communications and loyalty programs. These programs are designed to increase loyalty, retention and up sell among our current base of customers.

  Pricing for Our Products and Services

     We attractively price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. We also sell individual services at prices competitive to those of the incumbent providers. An installation fee, which is often waived during certain promotional periods for a bundled installation, is charged to new and reconnected customers. We charge monthly fees for cable customer premise equipment.

   Programming

     We purchase our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative, which enables us to take advantage of volume discounts. As of December 31, 2004, approximately 68% of our programming is sourced from the cooperative which also handles our contracting and billing arrangements on this programming.

Markets

 Current Markets

     We currently serve the following markets with our interactive broadband network:

			Total Homes
			In Franchise	Year Services First Offered By Knology
Year Added	Source	Market	Area	Video	Voice	Data
1995	Acquired	Montgomery, AL	94,000	1995	1997	1997
1995	Acquired	Columbus, GA	62,000	1995	1998	1998
1997	Acquired	Panama City, FL	66,000	1997	1998	1998
1998	Acquired	Huntsville, AL	80,000	1998	1999	1999
1998	Built	Charleston, SC	140,000	1998	1998	1998
1998	Built	Augusta, GA	96,000	1998	1998	1998
1999	Acquired	West Point, GA	12,000	1999	1999	1999
2000	Built	Knoxville, TN	95,000	2001	2001	2001
2003	Acquired	Cerritos, CA	15,000	2003	—	—
2003	Acquired	Pinellas, FL	415,000	2003	2004	2003

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

  Video services

     Cable television providers. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors currently include Bright House, Charter, Comcast, Mediacom and Time Warner. We also encounter competition from direct broadcast satellite systems, including DirecTV and Echostar, that transmit signals to small dish antennas owned by the end-user.

     According to industry sources, satellite television providers presently serve approximately 19.7% of pay television customers in the United States; however, the satellite provider penetration in our markets is substantially less. Competition from direct broadcast satellites could become significant as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for customers. As a result, we expect competition from these companies to increase.

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

  Voice services

     In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, BellSouth, MCI, Sprint and Verizon.

     We expect to continue to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets.

     We are anticipating an increase in the deployment of VoIP telephone services. Following years of development, VoIP has been deployed by a variety of service providers including other Multiple Service Operators (“MSOs”) such as Cox Communications and Comcast and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell operating companies (“RBOCs). VoIP is essentially a data service and can be more feature rich than traditional circuit-switched telephone service. The VoIP providers will have differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions.

     We believe that wireless telephone service, such as cellular and personal communication services, or PCS, currently is viewed by most consumers as a supplement to, not a replacement for, traditional telephone service. Wireless service generally is more expensive than traditional local telephone service and is priced on a usage-sensitive basis. However, there is evidence to indicate that wireless is gaining consideration as a replacement service, and the rate differential between wireless and traditional telephone service has begun to decrease and is expected to further decrease and lead to more competition between providers of these two types of services.

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

     Other competitive high-speed data providers include:

•	incumbent local exchange carriers that provide dial-up and DSL services;

•	traditional dial-up Internet service providers;

•	competitive local exchange carriers; and

•	providers of satellite-based Internet access services.

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

  Bundled Services

     Several of our competitors have initiated business plans to deploy their own versions of the triple-play bundle in our markets. Comcast, Charter, Brighthouse, and other MSOs are in varying stages of launching Voice over Internet Protocol (VoIP) and thereby enabling their third service offering. Brighthouse launched VoIP in the Pinellas County market in mid-2004. Comcast and Charter have made numerous announcements about launching voice services and have done so in some of their markets. It is inevitable that these providers will launch VoIP in all of their markets in the not too distant future.

     BellSouth and Verizon have each initiated agreements / partnerships with satellite providers enabling their third service offering (video). The Bell companies each have facilities-based initiatives to construct broadband (last-mile) networks in several markets nationwide. None of these networks currently overlap with Knology. The RBOCs ability to provide the three services will increase competition for subscribers within Knology’s markets.

     Knology believes that its emphasis on proven technology for deploying telephone service enhances its product offering relative to the MSOs for the near future. Additionally, our direct relationship with the programmers and National Cable Television Cooperative (NCTC) for video content and control of our channel line-up provides an advantage for our video offering relative to the RBOCs for the foreseeable future.

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

     The rules the FCC has adopted for the carriage of digital broadcast signals do not require cable systems to carry both the analog and digital signals of television broadcast stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC has also ruled that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital broadcaster’s “multi-cast” services).

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

     Internet service. The FCC rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. A contrary decision may have facilitated greater competition by non-facilities-based Internet service providers with our broadband service offerings. In addition, the FCC recently sought comment on the scope of its jurisdiction to regulate cable modem service and the extent to which state and local governments may regulate cable modem service. Although the FCC has indicated a clear preference for minimizing regulation of broadband services, future regulation of cable modem service by federal, state or local government entities remains possible. The FCC also sought comment on whether it should resolve any disputes that may arise over cable operators’ previous collection of franchise fees from their customers based, in part, on cable modem service revenues, or whether the FCC should leave such matters to the courts. There remains a risk that we will confront litigation on this issue. See also “Regulatory treatment of cable modem service.”

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

     In March 2005, the FCC issued a further notice of proposed rulemaking requesting comment on various proposals to replace the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace. As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including transport and termination. The FCC’s decision will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly.

     Access to unbundled network elements. Until March 2005, the FCC’s rules had required incumbent local telephone carriers to provide an unbundled network element platform that included all of the network elements required by a competitor to provide a retail local telecommunications service, including mass market circuit switching. Competitors using such platforms had the opportunity to provide retail local services entirely through the use of the local telephone carriers’ facilities at lower discounts than those available for local resale. In the FCC’s Triennial Review Order, effective October 2, 2003, the FCC determined that certain network elements would no longer be subject to unbundling, while other elements must continue to be offered subject to further, detailed review by the state public utility commissions. On March 2, 2004, the Court vacated and remanded much of the FCC’s Triennial Review Order. In the FCC’s Triennial Review Remand Order, effective March 11, 2005, the agency fundamentally changed its unbundling rules, adopting materially significant limits on the availability of unbundled network elements. Although the FCC adopted transition plans for competing carriers to transition away from use of the delisted network elements to alternative facilities or arrangements, the plans apply only to the embedded customer base and do not permit competitive carriers to add new customers or capacity to delisted network elements. The rules are subject to further clarification and reconsideration by the FCC, and review on appeal by the D.C. Circuit. In view of the uncertainty surrounding the FCC’s rules adopted in the Triennial Review Remand Order, we cannot at this time state with any certainty the impact of that Order upon our business. The availability of a wide variety of unbundled network elements could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities; conversely, the limiting of network elements available on an unbundled basis may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities, and strengthen the positions of incumbent carriers such as BellSouth and Verizon. Any material change in the FCC’s regulations upon further review or appeal of the Triennial Review Remand Order could have a significant impact on competition.

     Unbundled network element pricing. In September 2003, the FCC commenced a rulemaking proceeding, which is still pending, to review globally the pricing principles that states must use to set rates for unbundled network elements. This proceeding ultimately could lead to significant changes in the pricing of unbundled network elements, which could in turn lead to significant changes in the relative competitive position of our competitors. Apart from this proceeding, the FCC, in its Triennial Review Remand Order, effective March 11, 2005, adopted pricing rules that, in the absence of negotiated alternative commercial arrangements, will apply to the dedicated transport, high-capacity loop, and mass market circuit switching elements of the incumbent local exchange carrier networks during specifically defined transition periods. The state commissions have significant responsibility for the implementation of the FCC’s rules, including the actual setting of rates for unbundled network elements. The availability of a wide variety of available unbundled network elements at attractive prices could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities; conversely, the limiting of elements available on an unbundled basis or a relative increase in the prices of such elements and platforms may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities.

     Number portability. All providers of telecommunications services must offer service provider local number portability, which the FCC has defined as the ability to retain, at the same location, existing telephone numbers when switching local telephone companies without impairment of quality, reliability or convenience. Number portability is intended to remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. Although number portability benefits our competitive local exchange carrier operations, it represents a burden to Valley Telephone and Interstate Telephone. Moreover, wireline-to-wireless number portability is likely to have an adverse impact on all wireline carriers because end users are expected to port more numbers from wireline to wireless carriers for some time, than vice versa.

     Universal service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. The federal universal service fund is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a percentage of their telecommunications revenues to the federal universal service fund. As a telecommunications carrier, we are required to contribute to the federal universal service fund on the basis of our projected, collected interstate and international end user telecommunications revenues. The FCC devises a quarterly factor for contribution to the federal universal service fund based on the ratio of total projected demand for universal service support as compared to total end user interstate and international revenue for a given quarter. The contribution factor for the first quarter of 2005 is 10.7%. Accordingly, we presently contribute almost eleven percent of our combined interstate and international end user telecommunications revenues to the federal universal service fund.

     Carriers may assess a federal universal service surcharge on their customers, either as a flat amount or a percentage of a customer’s revenue; however, this amount may not exceed the total amount of the universal service contribution factor currently in effect. As a result, we are precluded from assessing a federal universal service-related charge on our end user customers in excess of the relevant interstate and international telecommunications portion of each customer’s bill times the relevant contribution factor. We remain able to recover legitimate administrative costs relating to our contribution to the federal universal service fund, provided that such cost recovery is made through areas other than our universal service line item surcharge.

     The FCC currently is conducting a comprehensive review of the rules governing contributions to the federal universal service fund. The FCC is considering the adoption of a connection-based universal service contribution methodology in which entities would contribute to the federal universal service fund based on either the number of end user connections, the number of working telephone numbers, or the amount of capacity per connection. The FCC is also considering the issue of broadband providers’ contribution to universal service and whether and how connections that provide broadband Internet access—including those using cable modem technology—would be assessed for federal universal service fund purposes. Although the outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the federal universal service fund may increase, and could negatively impact our business, prospects, gross profits, cash flows and financial condition. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

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

     In March 2005, the FCC requested further comment in its intercarrier compensation proceeding on replacing the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, as previously discussed. As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including access charges. The FCC’s decision will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly.

     Regulatory treatment of VoIP telephone services. Currently, the FCC and state regulators do not treat most IP-enabled services, including those offering real time voice transmission, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory obligations or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. However, in March 2004, the FCC commenced a rulemaking proceeding to address the regulatory treatment of IP enabled services, including VoIP applications. Although we cannot predict when the FCC will issue a decision in this proceeding, the FCC has precluded states from regulating VoIP services by ruling that IP-enabled services are subject to its exclusive jurisdiction. In response to individual petitions for declaratory ruling, the FCC has addressed specific VoIP applications. For example, the FCC ruled that an AT&T service using VoIP solely as an intermediate routing technology is a telecommunications service. By contrast, the FCC ruled that pulver.com’s Free World Dialup service, which enables customers to make computer-to-computer VoIP calls, is an information service. The FCC is currently considering a petition filed by Level 3 Communications LLC requesting the agency to forbear from enforcing the Act and its regulations to the extent they could be interpreted as permitting local exchange carriers to impose access charges on certain IP-enabled services. Unless the FCC acts on this petition by March 22, 2005, the petition will be deemed granted. These and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

     Regulatory treatment of cable modem services. A decision of the U.S. Court of Appeals for the Ninth Circuit issued in October 2003 vacated in part an FCC declaratory ruling that cable modem services consisted of information services only, and did not include a separate offering of telecommunications service. The U.S. Court of Appeals for the Ninth Circuit found that cable modem service included, in part, the offering of telecommunications services. On December 3, 2004, the United States Supreme Court granted two petitions for writ of certiorari of the Ninth Circuit’s 2003 decision, and thus will address the question of whether cable modem service includes a separate, underlying telecommunications service component that is subject to regulation as a common carrier service under Title II of the Communications Act of 1934, as amended. The Supreme Court’s decision in this matter will impact the industry, as well as future actions by the FCC. However, pending a decision by the Supreme Court and further FCC consideration of the matter, providers of cable modem service such as us may be deemed and treated as telecommunications carriers, at least in part, in their provision of such services and subject to common carrier requirements, such as nondiscrimination and authorization obligations under Title II of the Communications Act (see “Additional requirements” below) and universal service contribution obligations, depending upon what the FCC determines in response to the Court’s instruction. In addition, cable modem service providers may become subject to franchise and right-of-way requirements separately applicable to telecommunications carriers, including franchise fees. Results imposing authorization and other telecommunications carrier requirements, obligations to contribute to universal service, franchise fees, or similar burdens would have the effect of increasing the costs of providing cable modem service relative to non-cable-based alternatives, such as providers of Internet access through DSL service. Furthermore, the determination by the U.S. Court of Appeals for the Ninth Circuit may expose providers of cable modem services to potential claims that, because they are offering, in part, telecommunications services, as well as information services (in part), they fall under FCC requirements that facilities-based providers of information services must open their networks to competitive providers of information services. However, to date, we have offered—and will continue to offer—access to our network on a wholesale basis, so this aspect of the U.S. Court of Appeals for the Ninth Circuit decision is not expected to have a material impact on our business or our operations.

     Advanced services. The FCC’s Triennial Review Order, effective October 2, 2003, significantly changed many of the regulations governing the telecommunications industry. Among the changes adopted, the FCC determined that all-fiber loops to a customer’s premises are not subject to the mandatory unbundling provisions of the Telecommunications Act of 1996, and that in the case of “hybrid” loops containing some fiber and some copper, the broadband capabilities of these loops do not need to be unbundled. These rulings give the incumbent local exchange carriers greater control over whether, and at what price, broadband access facilities will be made available to third parties. Although the U.S. Court of Appeal for the D.C. Circuit vacated and remanded several aspects of the Triennial Review Order, the FCC’s decisions regarding broadband unbundling were upheld. Subsequently, the FCC extended its deregulation of broadband facilities to fiber loops deployed to multi-tenant buildings or campuses where the predominant use is residential and to loops with no more than 500 feet of copper (so-called “fiber-to-the-curb” loops). In October 2004, the FCC exempted the former Bell Telephone Company entities from long distance market entry provisions to the extent those provisions might have imposed a separate obligation to unbundled all fiber or fiber-to-the-curb broadband loops.

     The FCC is currently reviewing the regulatory treatment of incumbent local exchange carrier provision of stand-alone broadband and broadband sold in combination with Internet access services in several proceedings including the following: (1) a pending FCC proceeding that is considering deregulating incumbent local exchange carrier broadband services and facilities where the incumbent local exchange carrier is classified as non-dominant in the provision of local exchange and exchange access service; (2) a pending FCC proceeding that is considering re-classifying broadband services as information services, meaning that they would no longer be subject to telecommunications service regulations; and (3) the FCC, as noted above, has initiated a proceeding that will consider the regulatory status of IP-based services. If the FCC further exempts or substantially reduces incumbent local exchange carriers from regulation of broadband services (for example, by eliminating regulations governing end user prices or collocation of competitive DSL providers’ equipment in central offices), broadband offerings by incumbent local exchange carriers may place even greater competitive pressures on our broadband service offerings.

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

     Interstate Telephone and Valley Telephone are subject to additional requirements under state law, including rate regulation and quality of service requirements. In Alabama and Georgia, both Interstate Telephone and Valley Telephone are subject to a price cap form of rate regulation. Under price caps, the companies have limited ability to raise rates for intrastate telephone services, but the Alabama and Georgia Public Service Commissions do not regulate the rate of return earned by the companies.

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

     The following table lists our existing and pending franchises by market, term and expiration date.

Market Area	Term (years)	Expiration Date
Huntsville, AL
Huntsville, AL	15	3/6/2006
Limestone County, AL	15	5/7/2005
Madison, AL	15	10/22/2006
Madison County, AL	10	11/20/2009
Redstone Arsenal, AL	10	2/8/2011

Montgomery, AL
Autauga County, AL	15	10/15/2013
Maxwell Air Force Base, AL.	5	12/13/2005
Montgomery, AL	15	9/2/2005
Prattville, AL	15	7/7/2013

Cerritos, CA
Cerritos, CA	15	5/3/2006

Valley, AL; West Point, GA
Chambers County, AL	15	12/15/2012
Lanett, AL	15	1/20/2013
Valley, AL	15	1/12/2013
West Point, GA	15	1/19/2013

Panama City, FL
Bay County, FL	15	1/5/2006
Cedar Grove, FL	15	6/9/2013
Callaway, FL	10	9/28/2009
Lynn Haven, FL	20	5/12/2018
Panama City, FL	20	3/10/2018
Parker, FL	10	12/7/2009
Panama City Beach, FL	15	12/3/2012

Pinellas County, FL
Clearwater, FL	10	6/20/2006
Dunedin, FL	10	3/20/2007
Largo, FL	10	6/9/2008
Oldsmar, FL	10	8/19/2007
Pinellas County, FL	10	1/1/2010
Safety Harbor, FL	10	4/21/2007
Seminole, FL	10	6/9/2008
St Petersburg, FL	10	9/9/2009
Tarpon Springs, FL	10	8/19/2007

Augusta, GA
Augusta Richmond County, GA	15	1/20/2013
Burnettown, SC	15	6/20/2015
Columbia County, GA	11	11/1/2009

Columbus, GA
Columbus, GA	10	3/16/2009

Louisville, KY
Louisville, KY	15	9/12/2015

Charleston, SC
Berkeley County, SC	15	11/05/2013
Charleston, SC	15	4/28/2013
Charleston County, SC	15	12/15/2013
Dorchester County, SC	15	7/20/2013
Goose Creek, SC	15	11/17/2013
Hanahan, SC	15	9/8/2013

Market Area	Term (years)	Expiration Date
Lincolnville, SC	15	12/2/2013
Mount Pleasant, SC	15	3/9/2014
North Charleston, SC	15	5/28/2013
Summerville, SC	15	8/31/2013

Knoxville, TN
Knox County, TN	10	6/9/2010
Knoxville, TN	15	5/18/2015

Nashville, TN
Brentwood, TN	15	4/24/2015
Franklin County, TN	15	5/9/2015
Nashville, TN	15	10/17/2015
Williamson County, TN	15	5/8/2015

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

     As of December 31, 2004, we had an accumulated deficit of $473.4 million. We expect to incur net losses for the next several years as our business matures. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to complete our existing networks or to expand our business.

     As of December 31, 2004, we had $3.2 million of working capital and $473.4 million of accumulated deficit. We currently expect to spend approximately $33.2 million during 2005 to expand and upgrade our networks in the markets where we currently provide service, including our network in Pinellas County, Florida. Planned capital expenditures in 2005 and thereafter to complete the buildout of our network in Pinellas County, Florida will have to be funded by cash flow from operations in that market or from additional equity financings. We may not be able to raise proceeds sufficient to complete our buildout in Pinellas County. In addition, if financing is available, it may not be obtained on a timely basis and with acceptable terms. If we fail to obtain sufficient financing, we may be required to discontinue our buildout of Pinellas County, which could have a material adverse effect on our business. See Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

     As of December 31, 2004, we had approximately $286.7 million of outstanding indebtedness, including accrued interest, and our stockholders’ equity was $86.3 million. We pay interest in cash on our credit facilities and on our outstanding 12% senior notes due 2009. We may incur additional indebtedness in the future. Our level of indebtedness could adversely affect our business in a number of ways, including:

•	we may have to dedicate a significant amount of our available funding and cash flow from operating activities to the payment of interest and the repayment of principal on outstanding indebtedness;

•	depending on the levels of our outstanding debt and the terms of our debt agreements, we may have trouble obtaining future financing for working capital, capital expenditures, general corporate and other purposes;

•	high levels of indebtedness may limit our flexibility in planning for or reacting to changes in our business; and

•	increases in our outstanding indebtedness and leverage will make us more vulnerable to adverse changes in general economic and industry conditions, as well as to competitive pressure.

We may not be able to make future principal and interest payments on our debt.

     Our earnings were not sufficient to cover our fixed charges in each year of the seven-year period ended December 31, 2004. We currently generate sufficient cash flow from operating activities to service our debt. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

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

     Our indenture and our credit agreements place operating and financial restrictions on us and our subsidiaries. These restrictions affect, and any restrictions created by future financings, will affect our and our subsidiaries’ ability to, among other things:

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

     In addition, our credit facilities require us to maintain specified financial ratios, such as a maximum leverage ratio and a minimum liquidity ratio. We are also required to maintain a minimum level of earnings before income, taxes, depreciation and amortization (or EBITDA). These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at scheduled maturity.

We may not be able to sell our cable system in Cerritos, California which may adversely affect our financial condition.

     In March 2005, we entered into a definitive asset purchase agreement to sell our cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close in the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that we will complete the sale of the Cerritos cable system or we may not complete the sale in a timely manner. In the event the purchaser does not receive necessary regulatory or other approvals or the other conditions to closing are not satisfied, the sale will not be completed. If we are unable to sell the Cerritos assets in a timely manner, or on acceptable terms, our financial condition may be adversely affected

The demand for our bundled broadband communications services may be lower than we expect.

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

     The providers of video services in our markets have, from time to time, adopted promotional discounts. We expect these promotional discounts in our markets to continue into the foreseeable future and additional promotional discounts may be adopted. We may need to offer additional promotional discounts to be competitive, which could have an adverse impact on our revenues. In addition, incumbent local phone companies may market video services in their service areas to provide a bundle of services. BellSouth Corporation, or BellSouth, has entered into a strategic marketing alliance with DirecTV to jointly market voice and video services. If telephone service providers offer video services in our markets, it could increase our competition for our video and voice services and for our bundled services.

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

     We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to BellSouth’s telephone network under a nine-state interconnection agreement, which expires in September 2005. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida, which expires in [August 2005]. If either interconnection agreement is not renewed, we will have to negotiate another interconnection agreement with the respective carrier. The renegotiated agreement could be on terms less favorable than our current terms.

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

     To expand into additional cities we will have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. Further, as we recently experienced in Louisville, we may face legal or similar resistance from competitors who are already in these markets. See “Item 3—Legal Proceedings.” For example, a competitor may oppose or delay our franchise application or our request for pole attachment space. These difficulties could significantly harm or delay the development of our business in new markets.

It may take us longer to construct our network than anticipated, which could adversely affect our growth, financial condition and results of operations.

     When we enter new markets or upgrade or expand our network in existing markets, we project the capital expenditures that will be required based in part on the amount of time necessary to complete the construction or upgrade of the network and the difficulty of such construction. For example we currently expect to spend approximately $7.5 million in capital expenditures in 2005 to enhance the network assets in Pinellas County Florida acquired from Verizon Media. If construction lasts longer than anticipated or is more difficult than anticipated, our capital expenditures could be significantly higher, which could adversely affect our growth, financial condition or results of operations.

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

     Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

Risks Related to Relationships with Stockholders, Affiliates and Related Parties

A small number of stockholders control a significant portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

     As of January 31, 2005, Silver Point Capital, or Silver Point, our largest stockholder, owned approximately 20% of our outstanding voting stock. Additionally, private equity funds affiliated with Whitney & Co., LLC, or Whitney, and The Blackstone Group L.P., or Blackstone, owned approximately 6.7% and 5.1% of our outstanding voting stock, respectively. Further, approximately 5.8% of our outstanding voting stock was owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier’s immediate family. As a result, these stockholders have significant voting power with respect to the ability to:

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

     Some of our major stockholders, including Silver Point, Whitney, Blackstone and Mr. Lanier, own or in the future may own interests in companies that may compete with us. When the interest of one of our competitors differs from ours, these stockholders may support our competitor or take other actions that could adversely affect our interests.

Risks Related to Our Common Stock

If we issue more stock in future offerings, the percentage of our stock that our stockholders own will be diluted.

     As of January 31, 2005, we had outstanding 23,697,787 shares of common stock. We also had outstanding on that date options to purchase 2,026,285 shares of common stock as well as warrants to purchase 1,090,733 shares of common stock. Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

     Our board of directors has the authority to issue, without stockholder approval, shares of preferred stock with rights and preferences senior to the rights and preferences of the common stock. As a result our board of directors could issue shares of preferred stock with the right to receive dividends and the assets of the company upon liquidation prior to the holders of the common stock.

The value of our stock could be hurt by substantial price fluctuations.

     The value of our common stock could be subject to sudden and material increases and decreases. The value of our stock could fluctuate in response to:

•	our quarterly operating results;

•	changes in our business;

•	changes in the market’s perception of our bundled services;

•	changes in the businesses or market perceptions of our competitors; and

•	changes in general market or economic conditions.

     In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the value of securities of many companies. The changes often appear to occur without regard to specific operating performance. The value of our common stock could increase or decrease based on change of this type. These fluctuations could materially reduce the value of our stock. Fluctuations in the value of our stock will also affect the value of our outstanding warrants and options, which may adversely affect shareholders’ equity, net income or both.

Forward-looking statements should be read with caution.

     This annual report on Form 10-K for the year ended December 31, 2004 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

•	our anticipated capital expenditures;

•	our anticipated sources of capital and other funding;

•	plans to develop future networks and upgrade facilities;

•	the market opportunity presented by markets we have targeted;

•	the current and future markets for our services and products;

•	the effects of regulatory changes on our business;

•	competitive and technological developments;

•	possible acquisitions, alliances or dispositions; and

•	projected revenues, liquidity, interest costs and income.

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

EMPLOYEES

     At December 31, 2004 we had 1,448 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

ITEM 2. PROPERTIES

     Our primary assets consist of voice, video and data distribution plant and equipment, including voice switching equipment, data receiving equipment, data decoding equipment, data encoding equipment, headend reception facilities, distribution systems and customer premise equipment.

     Our plant and related equipment are generally attached to utility poles under pole rental agreements with public electric utilities, electric cooperative utilities, municipal electric utilities and telephone companies. In certain locations our plant is buried underground. We own or lease real property for signal reception sites. Our headend locations are located on owned or leased parcels of land

     We own or lease the real property and buildings for our market administrative offices, customer call center, data center, and our corporate offices.

     The physical components of our broadband systems require maintenance as well as periodic upgrades to support the new services and products we may introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

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

     On December 29, 2004, the Sixth Circuit reversed the U.S. District Court’s decision denying Insight’s Noerr-Pennington immunity and granting summary judgment to Knology on its First Amendment Section 1983 claim. The Sixth Circuit remanded to the U.S. District Court for further proceedings consistent with its Opinion. On January 12, 2005, we filed a Petition for Rehearing En Banc with the Sixth Circuit. On March 2, 2005, the Sixth Circuit denied our Petition for Rehearing. The parties dispute what remains, if any, of our case now that the Sixth Circuit has denied our Petition. We contend we are entitled to a trial on whether Insight’s State Court Action was protected by Noerr-Pennington immunity. Insight contends the Sixth Circuit’s Opinion requires a dismissal with prejudice of all of our claims. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

     None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock has been traded on the Nasdaq National Market under the symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for the period from January 1, 2003 through December 31, 2004:

	High	Low
2004
Fourth Quarter	$4.25	$2.63
Third Quarter	$5.35	$3.24
Second Quarter	$8.99	$4.91
First Quarter	$10.86	$6.13

2003
Fourth Quarter	$9.54	$8.99
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Holders

     As of January 31, 2005, there were approximately 2,250 shareholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
			(in thousands)
Statement of Operations Data:
Operating revenues	$82,573	$106,189	$141,866	$172,938	$211,458
Operating expenses:
Cost of services	31,010	32,469	41,007	46,525	60,829
Selling, operations and administrative	58,725	73,322	79,837	93,366	117,588
Depreciation and amortization	60,672	78,954	80,533	77,806	74,163
Gain on debt extinguishment	0	(31,875)	0	0	0
Gain on debt reorganization	0	0	(109,804)	0	0
Reorganization professional fees	0	0	3,842	84	0
Capital markets activity	0	0	0	0	880
Asset impairment	0	0	9,946	0	0
Non-cash stock option compensation	0	0	3,266	1,833	3,625
Litigation fees	0	0	1,244	907	377

Total operating expenses	150,407	155,870	109,871	220,571	257,454

Operating (loss) income	(67,834)	(48,681)	31,995	(47,633)	(45,996)
Interest (expense), net	(34,859)	(40,069)	(35,871)	(28,796)	(30,342)
Gain on adjustments of warrants to market	0	0	2,865	929	535
Other income (expense), net	(1,373)	(834)	(321)	(12,288)	133

Loss before minority interest, income taxes, extraordinary item, and cumulative effect of a change in accounting principle	(104,066)	(87,584)	(1,332)	(87,788)	(75,670)
Income from discontinued operations	0	0	0	0	106
Income tax (provision) benefit	3,170	(2,789)	0	0	0
Cumulative effect of a benefit change in accounting principle	0	0	(1,294)	0	0

Net loss	(100,896)	(90,373)	(2,626)	(87,788)	(75,564)
Subsidiary preferred stock dividends.	0	0	0	0	0
Non-cash distribution to preferred stockholders	0	(36,579)	0	0	0

Net loss attributable to common stockholders	$(100,896)	$(126,952)	$(2,626)	$(87,788)	$(75,564)

Basic and diluted net loss per share attributable to common stockholders	$(3,618.68)	$(2,628.84)	$(52.20)	$(5.17)	$(3.19)
Other Financial Data:
Capital expenditures	$146,706	$86,696	$44,446	$35,533	$63,592
Capitalized interest	2,329	2,430	0	0	0
Cash provided by (used in) operating activities	35,884	(13,251)	10,318	29,512	23,869
Cash used in investing activities	(149,986)	(89,117)	(44,847)	(55,121)	(63,711)
Cash provided by financing activities	126,911	119,814	40,368	45,383	4,185

			December 31,
	2000	2001	2002	2003	2004
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,628	$38,074	$43,913	$63,335	$27,678
Net working capital	(12,918)	617	24,000	42,935	3,201
Property and equipment, net	377,421	400,851	357,182	336,060	326,499
Total assets	489,406	516,540	471,291	463,712	420,193
Long-term debt, including accrued interest	367,915	370,999	250,916	271,317	286,888
Total liabilities	416,715	423,416	284,899	312,819	333,924
Accumulated deficit	(180,490)	(307,442)	(310,068)	(397,853)	(473,419)
Total stockholders’ equity	67,965	88,398	184,531	150,893	86,269

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City and a portion of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We provide video services in Cerritos, California. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

     We have built our business through:

•	acquisitions of other cable related assets and subsidiaries, networks and franchises;

•	upgrades of acquired networks to introduce expanded broadband services including bundled video, voice and data services;

•	construction and expansion of our broadband network to offer integrated video, voice and data services; and

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base.

     To date, we have experienced operating losses as a result of the expansion of our service territories and the construction of our network. We expect to continue to focus on increasing our customer base and expanding our broadband operations. Our ability to generate profits will depend in large part on our ability to increase revenues to offset the costs of construction and operation of our business.

     Highlights of the year ended December 31, 2004 include the following:

•	Significant operating efficiencies realized from the completion of the implementation of our single billing platform for video, voice and data services, which is part of an enterprise management system. This system, which was developed to our specifications, enables us to send a single bill to our customers for video, voice and data services.

•	Amendments to our credit facilities with Wachovia Bank, National Association and CoBank, ACB. The amended credit facilities defer approximately $24.5 million of principal payments until 2007 which were previously scheduled during 2004, 2005 and 2006, and modify certain financial covenants. In addition, the amendments allowed our Telephone Operations Group to make a $7.7 million dividend payment to us, as well as future dividend payments equal to the net income of the Telephone Operations Group. These dividends decrease the amount of our cash that is restricted for use for our Telephone Operations Group.

•	Introduction of voice services to our Pinellas County market. In December of 2003 we completed the acquisition, from Verizon Media, of the cable television system and franchise rights in Pinellas County, Florida. We began the enhancement of the network to enable that market to offer our full bundle, including voice services. We added our first voice connections during the third quarter and expect to complete the enhancements of the network in 2005.

     The following discussion includes details, highlights and insight into our consolidated financial condition and results of operations including recent business developments, critical accounting policies, estimates used in preparing the financial statements and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and our financial statements and related notes elsewhere in this annual report.

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

     Allowance for Doubtful Accounts. We use estimates to determine our allowance for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our delinquent customer accounts receivable.

     Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2004 and 2003, the net carrying amount of our property, plant and equipment was approximately $326.5 million, 78% of total assets, and $336.1 million, 72% of total assets, respectively. Total capital expenditures for the years ended December 31, 2004, 2003 and 2002 were approximately $63.6 million, $35.5 million and $44.4 million, respectively.

     Costs associated with network construction, network enhancements and initial customer installation are capitalized. Costs capitalized as part of the initial customer installation includes materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s premise or reconnecting service to a previously installed premise are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and significant enhancements, including replacement of cable drops from the pole to the premise, are capitalized.

     We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and certain indirect costs (“overhead’’) using standards developed from time costs studies and operational data. We calculate standards for items such as the labor rates, overhead rates and the actual amount of time required to perform a capitalizable activity. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities.

     Judgment is required to determine the extent to which overhead is incurred as a result of specific capital activities, and therefore should be capitalized. The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation costs, (iii) the cost of support personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

     While we believe our existing capitalization policies are reasonable, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.

     Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS No. 121, and beginning January 1, 2002 SFAS No. 144. Factors we consider important and that could trigger an impairment review include the following:

•	Significant underperformance of our assets relative to expected historical or projected future operating results;

•	Significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and,

•	Significant negative industry economic trends.

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

     We adopted SFAS No. 142 on January 1, 2002 and have performed a goodwill impairment test annually in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, we recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle. There have been no other impairments to our recorded goodwill.

     Significant and Subjective Estimates The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our consolidated financial statements and related notes thereto included elsewhere in this annual report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

Revenues

     Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 42.8%, 41.6% and 46.2% of our consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively. Video revenues as a percentage of our total revenues increased significantly in 2004 as a result of the acquisition of video-only connections in Cerritos, California and video and data connections in Pinellas County, FL. In providing video services, we currently compete with BellSouth, Bright House Networks, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 41.4%, 40.5% and 34.3% of our consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively. In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint.We also expect to compete in the near future with voice-over-IP providers.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services. These combined revenues accounted for approximately 15.8%, 17.9% and 19.5% of our consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services.

     We experienced a loss of video connections in 2004. While we expect to have positive growth in video connections in 2005, we believe that the historical rate of growth will decline as the video segment matures in our current markets. While the number of new video connections may grow at a declining rate, the company believes there is an opportunity to increase revenue and gross profits with the introduction of new products, price increases and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services.

Costs and Expenses

     Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

     Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 48.1%, 46.1% and 49.6% for the years ended December 31, 2002, 2003 and 2004, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time. We paid approximately $47.0 million in programming fees under programming contracts during 2004.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 17.3%, 16.2% and 14.7% for the years ended December 31, 2002, 2003 and 2004, respectively.

•	Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees. The data and other costs of services as a percentage of data and other revenue were 7.4%, 6.5% and 4.2% for the years ended December 31, 2002, 2003 and 2004, respectively.

     Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

     Selling, operations and administrative expenses include:

•	Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

•	Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design, 24/7 maintenance monitoring and plant maintenance activity.

•	Service and installation expenses. Service and installation expenses include payroll and departmental cost incurred for customer installation and service technicians.

•	Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and customer service management, primarily at our centralized call center.

•	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

     Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of costs in excess of net assets and other intangible assets related to acquisitions. For periods beginning after January 1, 2002, we no longer amortize goodwill related to acquisitions in accordance with SFAS 142.

     As our sales and marketing efforts continue and our networks expand, we expect to add customer connections resulting in increased revenue. We also expect our cost of services and operating expenses to increase as we add connections and grow our business.

Results of Operations

     The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2002, 2003 and 2004.

	Year Ended
	December 31,
	2002	2003	2004
Operating revenues:
Video	43%	42%	46%
Voice	41	40	34
Data	16	18	20

Total	100	100	100
Operating expenses:
Cost of services	29	27	29
Selling, operating and administrative	56	54	56
Depreciation and amortization	57	45	35
Gain on reorganization	(77)	0	0
Reorganization professional fees	2	0	0
Non-cash stock option compensation	2	1	2
Asset impairment	7	0	0
Litigation fees	1	1	0

Total	77	128	122

Operating (loss) income	23	(28)	(22)
Other income and (expense)	(24)	(23)	(14)

Loss before income taxes, discontinued operations, and cumulative effect of change in accounting principle	(1)	(51)	(36)
Income tax benefit (provision)	0	0	0
Discontinued Operations	0	0	0
Cumulative effect of change in accounting principle	(1)	0	0

Net loss	(2)	(51)	(36)

Quarterly Comparison

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

	Quarters ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(in thousands, except operating data)
Revenues	$40,687	$42,869	$43,733	$45,649	$53,794	$52,735	$52,065	$52,864
Cost of services	11,565	11,258	11,868	11,835	15,784	15,104	15,103	14,838

Gross profit	29,122	31,611	31,865	33,814	38,010	37,631	36,962	38,026
Loss before discontinued operation	(20,469)	(19,450)	(31,251)	(16,618)	(18,366)	(18,674)	(20,082)	(18,548)
Net loss	(20,469)	(19,450)	(31,251)	(16,618)	(18,366)	(18,664)	(20,039)	(18,495)
Homes passed	527,511	534,084	540,401	935,640	943,459	950,337	957,731	963,177

	Quarters ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(in thousands, except operating data)
Marketable homes passed	439,025	443,159	446,251	737,145	742,717	746,782	751,821	756,694
Video connections (1)	132,385	132,163	133,267	183,783	178,550	174,957	175,907	177,323
Video penetration (2)	30.2%	29.8%	29.9%	24.9%	24.0%	23.4%	23.4%	23.4%
Digital video connections	33,546	33,037	33,297	57,716	54,332	51,831	53,920	56,838
Digital penetration of video connections	25.3%	25.0%	25.0%	31.4%	30.4%	29.6%	30.7%	32.1%
Voice connections on-net (3)	113,899	115,268	118,038	118,872	121,012	121,819	125,337	128,757
On-net voice penetration (4)	20.6%	20.8%	21.4%	16.1%	16.3%	16.3%	16.7%	17.0%
Data connections	55,000	58,031	62,276	73,482	75,220	77,174	82,152	86,366
Data penetration (2)	12.5%	13.1%	14.0%	10.0%	10.1%	10.3%	10.9%	11.4%
Total connections	306,552	310,794	319,031	381,815	380,684	379,990	389,374	398,433
Average monthly revenue per connection	$45.24	$46.23	$46.43	$46.00	$46.96	$46.95	$45.86	$45.42

(1)	Video connections include customers who receive analog or digital video services.

(2)	Penetration is measured as a percentage of marketable homes passed.

(3)	On-net connections are connections provided over our network as opposed to telephone lines leased from third parties.

(4)	On-net voice penetration is measured as a percentage of marketable homes passed and excludes off-net connections, as well as connections and marketable homes related to our incumbent local exchange carrier subsidiaries.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues. Operating revenues increased 22.3% from $172.9 million for the year ended December 31, 2003, to $211.5 million for the year ended December 31, 2004. Operating revenues from video services increased 35.8% from $71.9 million for the year ended December 31, 2003, to $97.6 million for the same period in 2004. Operating revenues from voice services increased 3.3% from $70.1 million for the year ended December 31, 2003, to $72.4 million for the same period in 2004. Operating revenues from data and other services increased 33.9% from $30.9 million for the year ended December 31, 2003, to $41.4 million for the same period in 2004.

     The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 381,815 as of December 31, 2003, which included 58,422 connections acquired from Verizon Media in December of 2003, to 398,433 as of December 31, 2004. For the year ended December 2003, the connections acquired from Verizon Media generated less than $300,000 in revenues. Rate increases accounted for approximately 3% of the increased revenues for the twelve months ended December 31, 2004, and the increase in the number of connections accounted for approximately 97% of the increased revenue for the same period. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales and connections penetration.

•	Sales of voice and data services, which accounted for the positive growth in our connections added from December 31, 2003 through December 31, 2004. We gained these connections by offering competitive plans that focus on bundling services to customers.

•	The acquisition of certain cable system assets in Cerritos, California and Pinellas County, Florida from Veizon Media.

     We experienced a loss of video connections in 2004 as we transitioned our acquired Pinellas County customers to new plans and rates. We expect to add new video connections in the future, but as our video segment matures in our current markets, we expect to grow at a decreasing rate compared to our historical experience. While the number of new video connections may grow at a declining rate, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

     Cost of Services. Cost of services increased 30.7% from $46.5 million for the year ended December 31, 2003, to $60.8 million for the year ended December 31, 2004. Cost of services for video services increased 46.2% from $33.1 million for the year ended December 31, 2003, to $48.4 million for the same period in 2004. Cost of services for voice services decreased 6.5% from $11.4 million for the year ended December 31, 2003, to $10.6 million for the same period in 2004. Cost of services for data and other services decreased 12.8% from $2.0 million for the year ended December 31, 2003, to $1.8 million for the same period in 2004. The decrease in voice and data cost of services is primarily due to efficiency gains in our network architecture. We expect our cost of services to increase as we add more connections. Programming costs, which are one of our largest single expense items, have been increasing over the last several years on an aggregate basis due to an increase in subscribers, as a result of internal growth and the Verizon Media acquisition noted above, and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit.

     Gross Profit. Gross profit increased 19.2% from $126.4 million for the year ended December 31, 2003, to $150.6 million for the year ended December 31, 2004. Gross profit for video services increased 26.9% from $38.7 million for the year ended December 31, 2003, to $49.2.million for the same period in 2004. Gross profit for voice services increased 5.2% from $58.7 million for the year ended December 31, 2003, to $61.8 million for the same period in 2004. Gross profit for data and other services increased 37.1% from $28.9 million for the year ended December 31, 2003, to $39.7 million for the same period in 2004. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

     Operating Expenses. Our operating expenses, excluding depreciation and amortization, increased 25.9% from $93.4 million for the year ended December 31, 2003, to $117.6 for the year ended December 31, 2004. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth. During 2004 we incurred certain incremental expenses associated with the unusual storm and hurricane activity. Selling, operations and administrative expenses will continue to increase as we continue to grow our business.

     Our depreciation and amortization decreased from $77.8 million for the year ended December 31, 2003, to $74.2 million for the year ended December 31, 2004. The decrease in depreciation and amortization resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets in 2004, and a portion of our long-lived assets becoming fully depreciated. We expect depreciation and amortization expense to continue to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated..

     Our capital market activities were $84,000 for the year ended December 31, 2003, compared to $880,000 for the year ended December 31, 2004. The increase is primarily a result fees and expenses for our proposed debt offering which was withdrawn during the first quarter of 2004.

     Our non-cash stock option compensation expense increased from $1.9 million for the year ended December 31, 2003 to $3.6 million for the year ended December 31, 2004. The increase in the non-cash stock option compensation expense was primarily due to a re-pricing of certain stock options during the second quarter of 2004.

     Our litigation fees decreased from $907,000 for the year ended December 31, 2003, to $377,000 for the year ended December 31, 2004. The decrease in litigation fees is primarily due to less activity related to the Insight litigation.

     Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense decreased from $40.2 million for the year ended December 31, 2003, to $29.7 million for the year ended December 31, 2004. Interest income was $379,000 for the year ended December 31, 2003, compared to $720,000 for the same period in 2004. The increase in interest income primarily reflects a higher average cash and cash equivalent balance for the year ended December 31, 2004. Interest expense increased from $29.2 million for the year ended December 31, 2003, to $31.1 million for the year ended December 31, 2004. The increase in interest expense for 2004 resulted from a higher average debt balance outstanding due to in-kind interest payments associated with our senior notes..

     In the fourth quarter of 2003, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2003 was $9.03 resulting in a $929,000 gain on the adjustment of warrants to market value. During 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2004 was $3.90 resulting in a $535,000 gain on the adjustment of warrants to market value. Other expenses, net decreased from $12.3 million for the year ended December 31, 2003 to $134,000 for the year ended December 31, 2004. We recorded a loss on our investment in Grande Communications, Inc. of $12.4 million for the year ended December 31, 2003 after we determined that the adverse conditions at Grande were other than temporary.

     Income Tax Provision. We recorded no income tax benefit for the years ended December 31, 2003 and 2004, respectively, as our net operating losses are fully offset by a valuation allowance.

     Loss Before Discontinued Operations. We incurred a loss before discontinued operations of $87.8 million for the year ended December 31, 2003, compared to a loss before discontinued operations of $75.7 million for the year ended December 31, 2004.

     Net income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, Calfornia cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. The amount recorded represents the income from our Cerritos operations.

     Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $87.8 million and $75.6 million for the years ended December 31, 2003 and 2004, respectively. We expect net losses to continue as our business matures.

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

     The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 293,149 as of December 31, 2002, to 381,815 as of December 31, 2003. Rate increases accounted for approximately 23% of the increased revenues for the twelve months ended December 31, 2003, and the increase in the number of connections accounted for approximately 77% of the increased revenue for the same period. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales and penetration.

•	Sales of voice and data services, which accounted for approximately 85% of the additional connections added from December 31, 2002 through December 31, 2003. We gained these connections by offering competitive plans that focus on bundling services to customers.

•	The continued construction of the broadband network in the Knoxville market.

•	The acquisition of certain cable system assets in Cerritos, California from Verizon Media, with revenue included in the month ended December 31, 2003 (We also acquired the Pinellas County, FL assets prior to year end, but no revenue was included in the operating results for the year ended December 31, 2003).

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

     We recognized a gain of $109.8 million with the completion of our financial restructuring and generated related professional fees of $3.8 million for the year ended December 31, 2002.

     We recognized $9.9 million in asset impairment for the year ended December 31, 2002 in accordance with SFAS No. 144.

     We recorded a non-cash stock option compensation expense of $3.3 million for the year ended December 31, 2002 and $1.9 million for the year ended December 31, 2003.

     Our litigation fees decreased from $1.2 million for the year ended December 31, 2002, to $907,000 for the year ended December 31, 2004. The decrease in litigation fees is primarily due to less activity related to the Insight litigation.

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

     In the fourth quarter of 2003, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2003 was $9.03 resulting in a $929,000 gain on the adjustment of warrants to market value. Other expenses, net increased from $321,000 for the year ended December 31, 2002 to $12.3 million for the year ended December 31, 2003. We recorded a loss on our investment in Grande Communications, Inc. of $12.4 million for the year ended December 31, 2003 after we determined that the adverse conditions at Grande were other than temporary.

     Income Tax Provision. We recorded no income tax benefit for the years ended December 31, 2002 and 2003, respectively, as our net operating losses are fully offset by a valuation allowance.

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

Liquidity and Capital Resources

Overview.

     We may need to issue equity or debt and/or sell assets to raise additional cash to fund the future operations of our business and meet our debt service obligations. We currently expect to spend approximately $33.2 million during 2005 to expand and upgrade our networks in the markets where we currently provide service, including our network in Pinellas County, Florida. Under the terms of the indenture for our existing 12% senior notes due 2009, capital expenditures to complete the buildout of our network in Pinellas County, Florida must be funded by cash flow from operations in that market or from additional equity financings or proceeds from the sale of our Cerritos division. Through 2004, the Pinellas operation was funded by the proceeds from our initial public offering. In March 2005, we entered into a definitive asset purchase agreement to sell our cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close in the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that we will complete the sale of the Cerritos cable system or we may not complete the sale in a timely manner. In the event the purchaser does not receive necessary regulatory or other approvals or the other conditions to closing are not satisfied, the sale will not be completed. If the Cerritos sale or an equity offering is not completed, we expect the cash available to fund the Pinellas operation under our indenture to be exhausted before the end of the third quarter 2005. If we are unable to sell the Cerritos assets in a timely manner, or on acceptable terms, or an equity offering is not completed, we may not be able to complete our buildout in Pinellas County and grow our Pinellas County operations in accordance with our business plan, which may have any adverse impact on our financial condition.

Operating, Investing and Financing activities.

     As of December 31, 2004, we had net working capital of $3.2 million, compared to net working capital of $42.9 million as of December 31, 2003. The decrease in working capital from December 31, 2003 to December 31, 2004 is primarily due to the use of the cash proceeds from our initial public offering to enhance the network and fund operations in the Pinellas County market.

     Net cash provided by operating activities from continuing operations totaled $10.3 million, $29.5 million and $22.4 million for the years ended December 31, 2002, 2003 and 2004, respectively, and operating activities from discontinued operations used $0.1 million for the year ended December 31, 2004. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	asset impairment;

•	litigation fees;

•	write off of investments;

•	accretion of discounted debt;

•	non-cash bond interest expense;

•	provision for bad debt;

•	gain on reorganization;

•	loss (gain) on disposition of assets;

•	cumulative effect of change in accounting principle; and

•	gain on adjustment of warrants to market;

     Net cash used for investing activities was $44.8 million, $95.5 million and $36.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. Our investing activities for the year ended December 31, 2002, consisted of $44.4 million of capital expenditures and $1.4 million of organizational and franchise expenditures partially offset by $1.0 million of proceeds from the sale of property. Investing activities in 2003 consisted of $35.5 million of capital expenditures, $50.0 million for the purchase of short term investments, $0.4 million in organizational and franchise expenditures, $18.8 million for the acquisition of Verizon Media, an additional investment of $1.1 million Grande partially offset by $10.0 million from the sale of short term investments and $0.4 million of proceeds from the sale of property. Investing activities in 2004 consisted of $63.6 million of capital expenditures, $210.1 million for the purchase of short term investments, $0.3 million in organizational and franchise expenditures, partially offset by $237.4 million from the sale of short term investments and $0.2 million of proceeds from the sale of property.

     We received net cash flow from financing activities of $39.4 million and $43.9 million for the years ended December 31, 2002 and 2003, respectively, and used $0.4 million in financing activities for the year ended December 31, 2004. Financing activities in 2002 consisted primarily of $39.0 million of proceeds from an equity private placement offering of our Series C preferred stock and $5.5 million of proceeds from our long-term debt facility partially offset by $1.0 million of cash pledged as security and $4.1 million in expenditures related to the prepackaged plan of reorganization. In 2003 financing activities consisted primarily of $48.8 million of net proceeds from our initial public offering of common stock partially offset by $3.4 million in principal payments on debt and $1.5 million of cash pledged as security. In 2004 financing activities consisted primarily of $7.3 million of net proceeds from the fulfillment of the over allotment option of our initial public offering of common stock partially offset by $2.7 million in principal payments on debt, $0.4 million of expenditures related to issuance of debt and $4.6 million of cash pledged as security.

Verizon Media Acquisition and Related Planned Expenditures

     In December 2003, we completed our acquisitions of the cable system and franchise rights in Cerritos, California, and Pinellas County, Florida, for which we paid Verizon Media approximately $17.0 million in cash, which we funded with the proceeds of our initial public offering of common stock. In connection with the completion of the Verizon Media acquisition, we issued to a prior prospective purchaser and certain of its employees warrants to purchase one million shares of our common stock with an exercise price of $9.00 per share as compensation for the release of an agreement with Verizon Media granting exclusive rights to negotiate with respect to the purchase of the Verizon Media businesses.

     We currently expect to spend approximately $7.5 million in capital expenditures during 2005 to complete the enhancement of the network assets in Pinellas County, Florida. Under the terms of the indenture for our existing 12% senior notes due 2009, substantially all of our capital expenditures in the Verizon Media markets will have to be funded with the net cash proceeds from issuances of our capital stock or the sale of our Cerritos division and cash flow provided by the Pinellas operations.

Capital Expenditures

     We spent approximately $63.6 million in capital expenditures during 2004, of which approximately $36.8 million related to network construction and enhancement and the remainder related to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems.

     We expect to spend approximately $33.2 million in capital expenditures during 2005. We believe if we complete the sale of our Cerritos, California operations we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during 2005. If the Cerritos sale or an equity offering is not completed, however, we expect the cash available to fund the Pinellas operation under our indenture to be exhausted before the end of the third quarter 2005. There can be no assurance that we will successfully complete a timely sale of our Cerritos cable assets. If we are unable to sell the Cerritos assets in a timely manner, or on acceptable terms, the financial condition of the company may be adversely affected.

     We do not intend to expand into other markets until the required funding is available. We estimate the cost of constructing our network and funding initial customer premise equipment in new markets to be approximately $750 to $1,000 per home passed. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, population density, costs associated with the cable franchise in each city, the number of customers in each city, the mix of services purchased, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

Contractual Obligations

     The following table sets forth, as of December 31, 2004, our long-term debt, capital leases and operating lease obligations for 2005, the following five years and thereafter. The long-term debt obligations are our cash debt service obligations, including both principal and interest. The capital lease obligations are our future rental payments under one lease with a 10-year term and network fiber leasing aggreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004.

	Payment due by period
		January 1, 2005	January 1, 2006	January 1, 2008
		through December	through December	through December	After December 31,
Contractual obligations	Total	31, 2005	31, 2007	31, 2009	2009
			(in thousands)
Long-term debt obligations	$284,456	$0	$16,465	$267,991	$0
Interest	151,184	31,507	62,605	56,612	460
Capital lease obligation	2,257	179	543	653	882
Operating lease obligations	14,804	3,076	4,229	2,304	5,195

Programming contracts(1)	151,779	50,296	101,483	0	0

Pole attachment obligations(2)	12,098	2,971	6,020	3,107	0

Total	$616,578	$88,029	$191,345	$330,667	$6,537

(1) The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.

(2) Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

     As discussed above, we currently expect to spend $33.2 million in capital expenditures in 2005, including capital expenditures related to the Pinellas County, Florida market. We expect to fund these contractual obligations, programming costs and expected capital expenditures using a portion of the $18.7 million of cash and cash equivalents and short term investments on hand as of December 31, 2004, with the remainder funded by cash flow generated by operations. In particular, we believe we can satisfy all of our anticipated funding requirements, including capital expenditures, through 2005 using a combination of cash flow from operations, our cash on hand and proceeds from the sale of our Cerritos, California operations. In order to satisfy funding requirements, including capital expenditures, beyond 2005, we may need to raise additional capital through equity offerings, asset sales or debt financing.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002, we elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. We also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003, which resulted in no material impact our financial position or results of operations.

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

     Item 8 is incorporated by reference to pages F-1 through F-21.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective.

     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A portion of the information required by this Item 10 will be contained in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

     We have adopted a code of ethics that applies to our employees, officers and directors, including our chief executive officer, chief financial officer, principal accounting officer and controller. This code of ethics is posted on our website located at www.knology.com. The code of ethics may be found as follows: From our main web page, first click on “About Us” at the bottom of the page and then on “Investor Relations.” Next, click on “Corporate Governance.” Finally, click on “Standards of Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the section entitled “Executive Compensation” and “Meetings and Committees of the Board” of our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     A portion of the information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

				(c)
	(a)			Number of Securities
	Number of			Remaining Available for
	Securities to		(b)	Future Issuance Under
	be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	1,784,855	(1)	$7.96	1,215,145	(3)

	241,430	(2)	$16.22	0

Equity Compensation Plans Not Approved by Stockholders	0		0	0

Total	2,026,285		$8.94	1,215,145

(1)	Options to purchase common stock pursuant to the Knology, Inc. Amended and Restated 2002 Long-Term Incentive Plan.

(2)	Options to purchase common stock pursuant to the Knology, Inc Spin-Off Plan.

(3)	Shares reserved for issuance under the Amended and Restated 2002 Long-Term Incentive Plan are available for issuance pursuant to the exercise of options or other rights to acquire common stock, or may be granted as awards of restricted stock, performance shares or unrestricted stock.

Sales of Unregistered Securities

     During the year ended December 31, 2004, we had no sales of unregistered securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be contained in the section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 will be contained in the section entitled “Independent Registered Public Accounting Firm” of our definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of the Company and independent auditor’s report are included in Item 8 of this Form 10-K.

Independent Auditors’ Report

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2003 and 2004.

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004.

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2002, 2003 and 2004.

Notes to Consolidated Financial Statements.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 2.2 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

2.2	Side Letter Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 2.3 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

2.3	Agreement, dated as of July 15, 2003, between GLA New Ventures, LLC and Knology, Inc. (Incorporated herein by reference to Exhibit 2.4 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Indenture, dated as of November 6, 2002, by and between Knology Inc. and Wilmington Trust Company, as Trustee, relating to the 12% Senior Notes Due 2009 of Knology, Inc. (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

4.2	Form of Senior Note (contained in Exhibit 4.1).

Exhibit No.	Exhibit Description
10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., Certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference from Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339))

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8	Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.		Exhibit Description
10.11		Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12		Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13		Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.14		Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.15		Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16		Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.17		Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18		Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19		Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20		Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21	*	Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-32647)).

10.22	*	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23	*	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.		Exhibit Description
10.24		Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25		License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26		Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.27		Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28		Registration Rights Agreement, dated November 6, 2002, by and between Knology, Inc. and SCANA Communications Holdings, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.29		Carrier Services Agreement dated July 16, 2001, between Business Telecom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.30	*	Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.31	*	Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.32.1		Amended and Restated Credit Agreement, between certain subsidiaries of Knology Broadband, Inc. and Wachovia Bank, National Association, dated October 22, 2002 (Incorporated herein by reference to Exhibit 10.32.1 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.32.2		Note Payable to Wachovia, dated October 22, 2002 (Incorporated herein by reference to Exhibit 10.32.2 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.32.3		Reaffirmation Agreement, dated October 22, 2002. (Incorporated herein by reference to Exhibit 10.32.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.32.4		Collateral Agreement, dated October 22, 2002. (Incorporated herein by reference to Exhibit 10.32.4 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.32.5		First Amendment, dated as of September 10, 2004, by and among Knology Broadband, Inc., certain subsidiaries of Knology Broadband, Inc. identified on the signature pages thereto, the Lenders referred to in the Amended and Restated Credit Agreement, dated as of October 22, 2002 and effective as of November 6, 2002, and Wachovia Bank, National Association, as administrative agent for the Lenders (Incorporated herein by reference

Exhibit No.		Exhibit Description
to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004 (File No. 000-32647)).

10.34		Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.35		Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.36		Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.37	**	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.38		Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to Exhibit 10.65 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.39		Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.40		Knology, Inc. Spin-Off Plan (Incorporated herein by reference to Exhibit 10.71 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.41		Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.42		Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.43	*	On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.44	*	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.45	*	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.46	*	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-

Exhibit No.		Exhibit Description
K for the year ended December 31, 1999 (File No. 000-32647)).

10.47		Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.48		Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.49		Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.50	*	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.51.1		Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.2		First Supplement to the Master Loan Agreement, dated as of June 29, 2001, by and between CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (Incorporated herein by reference to Exhibit 10.1.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.3		Promissory Note, dated June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.4		Stock Pledge Agreement, dated as of June 29, 2001, by and between Globe Telecommunications, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.5		Security Agreement, dated as of June 29, 2001, made by Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.6		Security Agreement, dated as of June 29, 2001, made by ITC Globe, Inc. in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.7		Continuing Guaranty, dated as of June 29, 2001 by ITC Globe, Inc. for the benefit of CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.51.8		Stock Pledge Agreement, dated as of June 29, 2001, by and between Knology, Inc. and CoBank, ACB (Incorporated herein by reference to Exhibit 10.1.7 to Knology, Inc.’s Quarterly Report on Form 10-Q for the

Exhibit No.	Exhibit Description
quarter ended September 30, 2001 (File No. 000-32647)).

10.51.9	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Consent, Waiver and Amendments to Master Loan Agreement, dated June 6, 2002 (Incorporated herein by reference to Exhibit 10.52.9 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.10	Letter from CoBank to Globe Telecommunications, Inc., Interstate Telephone Co. and Valley regarding Amendments to Master Loan Agreement, dated July 3, 2002 (Incorporated herein by reference to Exhibit 10.52.9 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.11	Amended and Restated First Supplement to Master Loan Agreement, dated June 6, 2002 (Incorporated herein by reference to Exhibit 10.52.11 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.12	Continuing Guaranty by Knology of Knoxville, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.12 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.13	Security Agreement by Knology of Knoxville, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.13 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.14	Continuing Guaranty by Knology, Inc., dated November 6, 2002 (Incorporated herein by reference to Exhibit 10.52.14 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.51.15	First Amendment, dated as of September 10, 2004, by and among Knology Broadband, Inc., certain subsidiaries of Knology Broadband, Inc. identified on the signature pages thereto, the Lenders referred to in the Amended and Restated Credit Agreement, dated as of October 22, 2002 and effective as of November 6, 2002, and Wachovia Bank, National Association, as administrative agent for the Lenders (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004 (File No. 000-32647)).

10.51.16	First Amendment to Master Loan Agreement and Amended and Restated First Supplement, dated as of September 10, 2004, by and among CoBank, ACB and Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone LLC (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004 (File No. 000-32647)).

10.51.17	Continuing Guaranty made as of September 10, 2004, by Knology Broadband, Inc. for the benefit of the CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Current Report on Form 8-K filed on September 15, 2004 (File No. 000-32647)).

10.52.1	$6,700,000 Purchase Money Financing Line of Credit Promissory Note, dated December 1, 2003, made by Knology Broadband of California, Inc. in favor of Campbell B. Lanier, III, as also executed by Knology, Inc. with respect to the potential issuance of the stock of Knology, Inc. upon conversion of the note (Incorporated herein by reference to Exhibit 10.53.1 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

10.52.2	Purchase-Money Security Agreement, dated December 1, 2003, made by Knology Broadband of California, Inc. in favor of Campbell B. Lanier, III (Incorporated herein by reference to Exhibit 10.53.2 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

Exhibit No.		Exhibit Description
10.52.3		Cancellation of $5,000,000 Promissory Note and Security Agreement, dated December 1, 2003, by and among Knology New Media, Inc., SCANA Communications Holdings, Inc. and Campbell B. Lanier, III (Incorporated herein by reference to Exhibit 10.53.3 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

10.53		Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference from Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.54		Lease, dated April 10, 2003, by and between CalWest Industrial Properties, LLC and Verizon Media Ventures Inc., as assigned to Knology Broadband of California, Inc. on December 1, 2003 (Incorporated herein by reference from Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.55		City of Cerritos Resolution No. 2003-24, dated October 23, 2003, Approving the Transfer of the Cable Television Franchise from Verizon Media Ventures Inc. to Knology Broadband of California, Inc. (Incorporated herein by reference from Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.56		Transfer Agreement, dated January 7, 2004, by and between Pinellas County, Florida, Verizon Media Ventures Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference from Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.57		City of St. Petersburg Ordinance No. 643-G, dated November 20, 2003, Approving an Extension of the Knology Broadband of Florida, Inc. Cable Television Franchise from September 9, 2006 to September 9, 2009 (Incorporated herein by reference from Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.58		Transfer Agreement, dated December 16, 2003, by and between the City of Clearwater and Verizon Media Ventures Inc., Knology, Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference from Exhibit 10.58 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.59		MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference from Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.60		Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference from Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.61		Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference from Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.62	**	Form of Stock Option Agreement.

21.1		Subsidiaries of Knology, Inc.

23.1		Consent of Deloitte & Touche LLP.

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

*	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

**	Compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K.

     On October 27, 2004, Knology furnished a current report on Form 8-K, under item 12, announcing its 2004 third quarter results.

     On November 3, 2004, Knology furnished a current report on Form 8-K, under item 9, providing the transcripts from its third quarter earnings conference call held on October 28, 2004.

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

March 31, 2005

(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Campbell B. Lanier, III	Chairman of the Board and Director	March 31, 2005
Campbell B. Lanier, III

/s/ Rodger L. Johnson	President, Chief Executive Officer	March 31, 2005
Rodger L. Johnson	and Director (Principal executive officer)

/s/ Robert K. Mills	Chief Financial Officer, Vice President	March 31, 2005
Robert K. Mills	and Treasurer (Principal financial officer)

/s/ M. Todd Holt	Vice President and Corporate Controller	March 31, 2005
M. Todd Holt	(Principal accounting officer)

/s/ Richard S. Bodman	Director	March 31, 2005
Richard S. Bodman

/s/ Alan A. Burgess	Director	March 31, 2005
Alan A. Burgess

	Director	March , 2005
Donald W. Burton

/s/ Eugene I. Davis	Director	March 31, 2005
Eugene I. Davis

/s/ O. Gene Gabbard	Director	March 31, 2005
O. Gene Gabbard

/s/ William Laverack, Jr.	Director	March 31, 2005
William Laverack, Jr.

/s/ William H. Scott III	Director	March 31, 2005
William H. Scott III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Knology, Inc.:

We have audited the accompanying consolidated balance sheets of Knology, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Atlanta, GA

March 28, 2005

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	DECEMBER 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$20,575	$6,082
Restricted cash (Note 2)	2,760	7,365
Short term investments (Note 2)	40,000	12,625
Accounts receivable, net of allowance for doubtful accounts of $1,449 and $724 as of December 31, 2003 and 2004, respectively	19,284	18,924
Prepaid expenses	1,818	2,735
Assets of business held for sale (Note 11)	0	887

Total current assets	84,437	48,618
PROPERTY, PLANT AND EQUIPMENT:
System and installation equipment	557,088	602,731
Test and office equipment	52,326	59,369
Automobiles and trucks	9,620	9,766
Production equipment	724	781
Land	3,738	4,006
Buildings	17,377	17,332
Construction and premise inventory	12,780	15,694
Leasehold improvements	1,768	2,565

	655,421	712,244
Less accumulated depreciation and amortization	(319,361)	(385,745)

Property, plant, and equipment, net	336,060	326,499

OTHER LONG-TERM ASSETS:
Goodwill and intangible assets	41,150	41,142
Deferred issuance costs	365	634
Investments	1,243	1,243
Other	457	451

Total assets	$463,712	$418,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$5,213	$179
Accounts payable	15,520	20,428
Accrued liabilities	9,136	12,199
Unearned revenue	11,633	11,841
Liabilities of business held for sale (Note 11)	0	770

Total current liabilities	41,502	45,417

NONCURRENT LIABILITIES:
Notes payable	45,309	49,438
Unamortized investment tax credits	39	13
Senior unsecured notes, net of discount	225,037	237,096
Warrants (Note 4)	932	354

Total noncurrent liabilities	271,317	286,901

Total liabilities	312,819	332,318

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2003 and 2004, respectively	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 20,605,430 and 23,697,787 shares issued and outstanding at December 31, 2003 and 2004, respectively	207	237
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 2,170,127 and 0 shares issued and outstanding at December 31, 2003 and 2004, respectively	21	0
Additional paid-in capital	548,518	559,451
Other Comprehensive Income	3	1
Accumulated deficit	(397,856)	(473,420)

Total stockholders’ equity	150,893	86,269

Total liabilities and stockholders’ equity	$463,712	$418,587

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
OPERATING REVENUES:
Video	$60,752	$71,879	$97,590
Voice	58,742	70,117	72,438
Data services and other	22,372	30,942	41,430

Total operating revenues	141,866	172,938	211,458

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	41,007	46,525	60,829
Selling, general and administrative expenses	79,837	93,366	117,580
Depreciation and amortization	80,533	77,806	74,163
Gain on reorganization (Note 4)	(109,804)	0	0
Reorganization professional fees	3,842	84	0
Capital markets activity	0	0	880
Asset impairment (Note 2)	9,946	0	0
Non-cash stock option compensation	3,266	1,883	3,625
Litigation fees (Note 6)	1,244	907	377

Total operating expenses	109,871	220,571	257,454

OPERATING INCOME (LOSS)	31,995	(47,633)	(45,996)

OTHER INCOME (EXPENSE):
Interest income	395	379	720
Interest expense (contractual interest of $41,619 for the twelve months ended December 31, 2002)	(36,266)	(29,175)	(31,062)
Gain on adjustment of warrants to market	2,865	929	535
Other (expense) income, net	(321)	(12,288)	133

Total other expense	(33,327)	(40,155)	(29,674)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN IN ACCOUNTING PRINCIPLE	(1,332)	(87,788)	(75,670)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 11)	0	0	106

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,332)	(87,788)	(75,564)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,294)	0	0

NET LOSS	$(2,626)	$(87,788)	$(75,564)

BASIC AND DILUTED NET LOSS PER SHARE	$(52.20)	$(5.17)	$(3.19)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,304	16,995,092	23,655,733

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

	SERIES A		SERIES B		SERIES C		SERIES D		SERIES E
	PREFERRED STOCK		PREFERRED STOCK		PREFERRED STOCK		PREFERRED STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 31, 2001	50,990,888	$510	21,180,131	$212	37,219,562	$372	0	$0	0	$0
Comprehensive Loss:
Net loss attributable to common stockholders
Comprehensive Loss
Exercise of stock options	49,569	0
Private Placement					13,000,000	130
Non-cash stock option compensation
Reorganization, net of fees of $3,842 (Note 8)							10,684,751	107	21,701,279	217

BALANCE, December 31, 2002	51,040,457	$510	21,180,131	$212	50,219,562	$502	10,684,751	$107	21,701,279	$217
Comprehensive Loss:
Net loss attributable to common stockholders
Comprehensive Loss
Exercise of stock options	209,404	2
Unrealized gain
Non-cash stock option compensation
Reorganization fees (Note 8)
Initial public offering of common stock	(51,249,861)	(512)	(21,180,131)	(212)	(50,219,562)	(502)	(10,684,751)	(107)	(21,701,279)	(217)

BALANCE, December 31, 2003	0	$0	0	$0	0	$0	0	$0	0	$0
Comprehensive Loss:
Net loss attributable to common stockholders
Comprehensive Loss
Exercise of stock options
Unrealized loss
Non-cash stock option compensation
Initial public offering of common stock
Exercise of warrants
Conversion of non-voting stock

BALANCE, December 31, 2004	0	$0	0	$0	0	$0	0	$0	0	$0

See notes to consolidated financial statements.

F-5

							ACCUMULATED
	COMMON STOCK		COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	SHARES		SHARES		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
BALANCE, December 31, 2001	502,194	$5	0	$0	$394,741	$(307,442)	($0)	$88,398
Comprehensive Loss:
Net loss attributable to common stockholders						(2,626)		(2,626)

Comprehensive Loss								(2,626)

Exercise of stock options	1,003	0			2			2
Private Placement					38,870			39,000
Non-cash stock option compensation					3,266			3,266
Reorganization, net of fees of $3,842 (Note 8)					56,167			56,491

BALANCE, December 31, 2002	503,197	$5	0	$0	$493,046	($310,068)	($0)	$184,531
Comprehensive Loss:
Net loss attributable to common stockholders						(87,788)		(87,788)

Comprehensive Loss								(87,788)

Exercise of stock options	9,356	1			15			18
Unrealized gain							3	3
Non-cash stock option compensation					1,883			1,883
Reorganization fees (Note 8)					(50)			(50)
Initial public offering of common stock	20,092,877	201	2,170,127	21	53,624			52,296

BALANCE, December 31, 2003	20,605,430	$207	2,170,127	$21	$548,518	$(397,856)	$3	$150,893
Comprehensive Loss:
Net loss attributable to common stockholders						(75,564)		(75,564)

Comprehensive Loss								(75,564)

Exercise of stock options	9,776							0
Unrealized loss							(2)	(2)
Non-cash stock option compensation					3,625			3,625
Initial public offering of common stock	900,000	9			7,264			7,273
Exercise of warrants	12,454				44			44
Conversion of non-voting stock	2,170,127	21	(2,170,127)	(21)				0

BALANCE, December 31, 2004	23,697,787	$237	0	$0	$559,451	$(473,420)	$1	$86,269

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,626)	$(87,788)	$(75,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,533	77,806	74,163
Non-cash stock option compensation	3,266	1,883	3,625
Asset impairment	9,946	0	0
Litigation fees	1,244	0	0
Write off of investment	45	12,406	0
Accretion of discounted debt	29,411	0	0
Non-cash bond interest expense	3,796	26,582	12,059
Provision for bad debt	3,595	4,714	4,479
Gain on reorganization	(109,804)	0	0
(Gain) loss on disposition of assets	(88)	(14)	32
Cumulative effect of change in accounting principle	1,294	0	0
Gain on adjustment of warrants to market	(2,865)	(929)	(535)
Changes in operating assets and liabilities:
Accounts receivable	(4,964)	(9,135)	(4,120)
Accounts receivable—affiliate	465	72	0
Prepaid expenses and other	(30)	64	(895)
Accounts payable	(2,390)	(209)	4,908
Accrued liabilities	(2,142)	695	4,043
Unearned revenue	1,632	3,365	207

Total adjustments	12,944	117,300	97,966

Net cash provided by operating activities from continuing operations	10,318	29,512	22,402

Net cash used in operating activities from discontinued operations	0	0	(139)

Net cash provided by operating activities	10,318	29,512	22,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,446)	(35,533)	(63,592)
Purchase of short term investments	0	(50,000)	(210,051)
Proceeds from sale of short term investments	0	10,000	237,426
Franchise and other intangible expenditures	(1,448)	(407)	(288)
Proceeds from sale of property	1,047	378	169
Acquisition of Verizon Media	0	(18,841)	0
Investment in Grande	0	(1,070)	0

Net cash used in investing activities	(44,847)	(95,473)	(36,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(2)	(3,373)	(2,719)
Expenditures related to issuance of debt	0	0	(370)
Proceeds from private placement, net of offering expenses	39,000	0	0
Net proceeds from public offering	0	48,788	7,273
Cash pledged as security	(990)	(1,520)	(4,605)
Proceeds from long-term debt facility	5,470	0	0
Stock options exercised	2	18	0
Warrants exercised	0	0	1
Expenditures related to reorganization	(4,102)	(50)	0

Net cash provided by (used in) financing activities	39,378	43,863	(420)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,849	(22,098)	(14,493)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,824	42,673	20,575

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,673	$20,575	$6,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,550	$2,589	$16,664

Cash paid (received) during period for income taxes	$296	$0	$0

Detail of investments and acquisitions:
Property, plant and equipment	0	21,149	0
Intangible assets & other	0	1,201	0
Warrants issued	0	(3,509)	0

Net cash paid for acquisitions	$0	$18,841	$0

Non-cash financing activities: Debt acquired in capital lease transactions	$0	$0	$1,812

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2002, 2003 and 2004

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

Financial Condition

The Company is subject to various risks in connection with the operation of its business, including, among other things, (1) the Company’s lack of liquidity and its ability to raise additional capital, (2) inability to satisfy debt service requirements, working capital or other cash requirements, (3) failure to be competitive with existing and new competitors, and (4) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market. The Company has $3,201 of working capital, $473,419 of accumulated deficit and $286,534 of long-term debt as of December 31, 2004. Although management believes it can meet its operating, debt service and capital requirements through the next fiscal year using available cash and cash flows from operations, management is currently evaluating transactions to improve the Company’s capital structure and liquidity position, including the sale of its Cerritos, CA assets (see Note 11) and debt and/or equity financing transactions. However, there can be no assurance that the sale of the Cerritos assets will occur or that debt or equity funding will be available in the future or that it will be available on terms acceptable to the Company.

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

2. Summary of Significant Accounting Policies

Accounting estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Financial statement line items that include significant estimates consist of property plant and equipment, certain accrued liabilities and the allowance for doubtful accounts. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of December 31, 2003, the Company had $2,760 of cash that is restricted in use, all of which is pledged as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

As of December 31, 2004, the Company has $7,365 of cash that is restricted in use. Of this amount, $2,000 and $2,000, respectively is held at Broadband and the Telephone Operations Group in accordance with certain debt covenants. Also, the Company has pledged $3,365 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

Short term investments

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No 115). SFAS No. 115 mandates that a determination he made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date.

Short term investments consist of adjustable rate securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method..

The available-for-sale securities at December 31, 2003 and 2004 included the following:

			Unrealized
	Amortized Cost	Fair Value	Gain (Loss)

Marketable securities-current:
Adjustable rate securities	$39,997	$40,000	$3
2003 Total	$39,997	$40,000	$3

Marketable securities-current:
Adjustable rate securities	$12,624	$12,625	$1
2004 Total	$12,624	$12,625	$1

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balance at	Charged to	Write-offs,	Balance at
	beginning	operating	net of	end of
Year ended December 31	of period	expenses	recoveries	period
2002	$811	$3,595	$2,212	$2,194
2003	$2,194	$4,714	$5,459	$1,449
2004	$1,449	$4,479	$5,204	$724

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

Years
Buildings	25
System and installation equipment	3-10
Production equipment	9
Test and office equipment	3-7
Automobiles and trucks	5
Leasehold improvements	5-25

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $78,623, $77,438 and $73,809, respectively.

Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

The Company constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2004, the Company has obtained these franchises through acquisitions of cable systems accounted for as purchase business combinations and construction of new cable systems.

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying value of goodwill which is no longer amortized.

			Amortization
			Period
	2003	2004	(Years)

Customer base	326	441	3
Other	225	356	1-3

Gross carrying value of intangible assets subject to amortization	551	797
Less accumulated amortization	235	489

Net carrying value	316	308
Goodwill	40,834	40,834

Total goodwill and intangibles	41,150	41,142

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition and has historically been amortized using the straight-line method over various lives up to forty years. Goodwill is subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step of the process compares the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. Each geographic operating unit is deemed to be a reporting unit for testing purposes. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company has adopted January 1 as the calculation date and has evaluated these assets as of January 1, 2003, 2004 and 2005, and no impairment was identified.

The Company accounts for the impairment of amortizable intangible assets in accordance with SFAS No. 144 as described under Long-lived assets. Based on the results of the goodwill impairment test, the Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle.

Amortization expense related to intangible assets was $278, $358 and $791 for the years ended December 31, 2004, 2003 and 2002, respectively.

Scheduled amortization of intangible assets for the next five years is as follows:

2005	$249
2006	50
2007	9

$308

Deferred issuance costs

Deferred issuance costs include costs associated with the issuance of debt and the consummation of credit facilities (Note 4). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2003 and 2004 are as follows:

			Amortization
			Period
	2003	2004	(Years)

Deferred issuance costs	$501	$871	8
Accumulated amortization	(136)	(237)

Deferred issuance costs, net	$365	$634

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

Stock based compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, the Company recorded $3,266, $1,833 and $3,625 of non-cash stock option compensation expense for the years ended December 31, 2002, 2003 and 2004, respectively. We will continue to provide pro forma net income and earnings per share information related to prior awards.

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended December 31,
	2002	2003	2004

Net loss, as reported	$(2,626)	(87,788)	(75,564)
Add: Stock-based compensation, as reported	3,266	1,883	3,625
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(3,299)	(1,913)	(3,625)

Pro forma net loss	$(2,659)	(87,818)	(75,564)

Basic and diluted net loss per share attributed to common shareholders	$(52.86)	(5.17)	(3.19)
Basic and diluted weighted average number of common shares outstanding	50,304	16,995,092	23,655,733

Investments

Investments and equity ownership in associated companies consisted of the following at December 31, 2003 and 2004:

	2003	2004
Nonmarketable investments, at cost:
Grande Communications common stock, 10,946,556 shares in 2003 and 2004.	$1,243	$1,243

At December 31, 2004, the Company, through its wholly owned subsidiaries, owned approximately 2.4% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting. The Company determined that the adverse changes in business conditions at Grande Communication, Inc. were other than temporary and recorded a loss of $12,406 during the third quarter of 2003 on the investment in Grande. In the fourth quarter of 2003 the Company invested an additional $1,069 in Grande.

Accrued liabilities

Accrued liabilities at December 31, 2003 and 2004 consist of the following:

	2003	2004
Accrued trade expenses	$4,073	$4,811
Accrued property taxes	1,888	2,297
Accrued compensation	2,738	2,315
Accrued interest	437	2,776

Total	$9,136	$12,199

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

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $4,226, $5,143 and $6,370 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2002, 2003, and 2004, respectively.

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

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 8). As of February 10, 2004, Valley Telephone Company was converted from a corporation to a limited liability company in order to distribute all of its shares of common stock of Knology Broadband, Inc. to Knology, Inc in a tax free distribution.

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

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share.” That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,103,187 and 1,090,733 in 2003 and 2004, respectively) and stock options (1,810,254 and 2,026,285 shares in 2003 and 2004, respectively using the treasury stock method) were not included in the computation of diluted EPS as their effect was antidilutive.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002 the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Because the fair value recognition provisions of SFAS No. 123 were adopted on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003, which resulted in no material impact to its financial position or results of operations.

Prior Year Amounts

Certain prior year amounts have been reclassified to conform to current year presentation. In the current year, the Company has determined that its investments in variable rate demand notes, which have interest rates that reset daily or weekly but have maturity dates in excess of 90 days from the date of acquisition, are more appropriately classified as marketable securities. The Company had previously classified these notes as cash equivalents. Therefore, a total of $0 and $40 has been reclassified from cash equivalents to marketable securities as of December 31, 2002 and 2003, respectively. Corresponding changes have been made to the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and related Notes to Consolidated Financial Statements as appropriate.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first full month following the date of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2002, 2003 and 2004 were $728, $735 and $887, respectively.

4. Long-Term Debt

Long-term debt at December 31, 2003 and 2004 consists of the following:

	2003	2004
Senior Unsecured Notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% beginning November 6, 2002, interest payable semiannually at 12% beginning November 30, 2004, with principal and unpaid interest due November 30, 2009	$225,037	$237,096

Senior secured Wachovia credit facility, at a rate of LIBOR plus 3.75%, interest payable quarterly with principal and any unpaid interest due September 10, 2007	15,465	15,465

Senior secured CoBank term credit facility, at a rate of LIBOR plus 3.5%, interest payable quarterly, principal payments due quarterly beginning Jan 2007 with final principal and any unpaid interest due June 30, 2009	34,588	31,895

Capitalized lease obligations, at rates between 7% and 8%, with monthly principal and interest payments through November 2011	470	2,257

	275,560	286,713
Less current maturities	5,213	179

	$270,347	$286,534

Following are maturities of long-term debt for each of the next five years as of December 31, 2004:

2005	$179
2006	256
2007	16,751
2008	7,812
2009	260,832
Thereafter	883

Total	$286,713

Knology’s first interest payment on the senior unsecured notes was paid in November 2004 (Knology paid interest incurred for the first 18 months in kind through the issuance of additional notes). The senior unsecured notes increased to $237,096 for the year ended December 31, 2004, due to in kind interest payments of $14,226.

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

The Company had outstanding warrants of $932 and $354 at December 31, 2003 and 2004, respectively. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the year ended December 31, 2002, 2003 and 2004 the company recorded a gain of $2,865, $929 and $535, respectively.

On December 22, 1998, Broadband entered into a $50,000 four-year senior secured credit facility with Wachovia Bank, National Association. The Wachovia credit facility, as amended and restated effective November 6, 2002 and as amended as of September 10, 2004, allows Broadband to borrow approximately $15,500. The Wachovia credit facility may be used for working capital and other general corporate purposes, including capital expenditures and permitted acquisitions. Interest accrues at the option of Broadband at LIBOR rate plus 3.75% or at Base Rate plus 2.75%. The Wachovia credit facility contains a number of covenants that restrict the ability of Broadband and its subsidiaries to take certain actions, including, but not limited to, the ability to:

•	incur debt;

•	create liens;

•	pay dividends;

•	make distributions or stock repurchases;

•	make investments;

•	engage in transactions with affiliates; and

•	sell assets and engage in mergers and acquisitions.

The Wachovia credit facility also includes covenants requiring compliance with operating and financial covenants, including that Broadband and its subsidiaries are required to maintain an unrestricted cash balance of $2,000, and maintain a leverage ratio of not more than 1.0 times (total debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as calculated pursuant to the Wachovia credit agreement)). As of December 31, 2004 Broadband is in compliance with these covenants. Should Broadband not be in compliance with the covenants, Broadband would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the Wachovia credit facility could be accelerated and be payable to the lender on demand. A change of control of Broadband, as defined in the Wachovia credit facility, would constitute a default under the covenants. The amendment to the Wachovia credit facility included, among other things, an extension of the maturity date from November 6, 2006 until September 10, 2007, substantial revision of the financial covenants and elimination of the mandatory quarterly commitment reductions. The maximum amount available under the Wachovia credit facility as of December 31, 2003 and 2004 was approximately $15,500. As of December 31, 2003 and 2004, approximately $15,465 had been drawn against the facility.

On June 29, 2001, the Company, through its wholly owned subsidiaries, Globe Telecommunications, Inc., Interstate Telephone Company and Valley Telephone Co., Inc. (the “Borrowers”), entered into a $40,000 secured master loan agreement with CoBank, ACB. This master loan agreement, as amended as of June 6, 2002, as further amended as of November 6, 2002 and as further amended as of September 10, 2004, allows the Borrowers to make one or more advances in an amount not to exceed $38,000. Obligations under the loan agreement are secured by substantially all tangible and intangible assets of the Borrowers. The master loan agreement contains a number of covenants that restrict the ability of the Borrowers to take certain actions, including, but not limited to, the ability to:

•	incur indebtedness;

•	create liens;

•	merge or consolidate with any other entity;

•	make distributions or stock repurchases;

•	make investments;

•	engage in transactions with affiliates; and

•	sell or transfer assets.

The CoBank credit facility also includes covenants requiring compliance with certain operating and financial covenants of the Borrowers on a consolidated basis, including a minimum annual EBITDA measurement (as calculated in accordance with the CoBank loan agreement) and a maximum leverage ratio of 3.5 times (total debt to operating cash flow (as calculated in accordance with the CoBank loan agreement)). As of December 31, 2004 the Borrowers are in compliance with these covenants, but there can be no assurances that the Borrowers will remain in compliance. Should the Borrowers not be in compliance with the covenants, the Borrowers would be in default and would require a waiver from CoBank. In the event CoBank would not provide a waiver, amounts outstanding under CoBank credit facility could be accelerated and payable on demand. The September 2004 amendment to the CoBank loan agreement, among other things, deferred the initial quarterly principal installment payment under the facility, in the amount of $250, until March 31, 2007. Beginning March 31, 2008, the quarterly installment payment increases to $1,875 with the remaining outstanding principal balance due on June 30, 2009.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating and capital leases was approximately $1,173, $2,608 and $3,205 for the years ended December 31, 2002, 2003, and 2004, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows:

	Capitalized	Operating
	Leases	Leases
2005	$349	$3,076
2006	409	2,635
2007	418	1,594

	Capitalized	Operating
	Leases	Leases
2008	420	1,331
2009	422	973
Thereafter	1341	5,195

Total minimum lease payments	$3,359	$14,804

Less imputed interest	1,102
Present value of minimum capitalized lease payments	2,257

Current portion	179

Long-term capitalized lease obligations	2,078

During the year ended December 31, 2004, the Company entered into capital lease transactions related to the buildout of various multiple dwelling units and recorded $1,812 as property, plant and equipment. The base rentals recorded to the capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are seven years. In accordance with FASB No. 13, “Accounting for Leases”, the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on a quarterly basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Total programming fees were approximately $27,497, $31,120 and 47,018 for the years ended December 31, 2002, 2003, and 2004, respectively. The Company estimates that it will pay approximately $50,296 in programming fees under these contracts during 2005.

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

On December 29, 2004, the Sixth Circuit reversed the U.S. District Court’s decision denying Insight’s Noerr-Pennington immunity and granting summary judgment to Knology on its First Amendment Section 1983 claim. The Sixth Circuit remanded to the U.S. District Court for further proceedings consistent with its Opinion. On January 12, 2005, we filed a Petition for Rehearing En Banc with the Sixth Circuit. On March 2, 2005, the Sixth Circuit denied our Petition for Rehearing. The parties dispute what remains, if any, of our case now that the Sixth Circuit has denied our Petition. We contend we are entitled to a trial on whether Insight’s State Court Action was protected by Noerr-Pennington immunity. Insight contends the Sixth Circuit’s Opinion requires a dismissal with prejudice of all of our claims. At this time it is impossible to determine with certainty the ultimate outcome of the litigation.

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

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2002, 2003, and 2004:

	2002	2003	2004
Current	$0	$0	$0
Deferred	(7,840)	34,882	25,180
(Increase) decrease in valuation allowance	7,840	(34,882)	(25,180)

Income tax benefit (provision)	$0	$0	$0

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows:

	2003	2004
Current deferred tax assets:
Inventory reserve	$231	$587
Allowance for doubtful accounts	482	227
Other	985	980
Valuation allowance	(1,698)	(1,794)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	115,726	138,143
Deferred bond interest	24,779	28,798
Deferred revenues	179	170
Alternative minimum tax credit carryforward	2,334	2,334
Debt issuance costs	1,466	1,216
Other	7,367	8,055
Depreciation and amortization	(32,076)	(33,857)
Valuation allowance	(119,775)	(144,859)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

At December 31, 2004, the Company had available federal net operating loss carryforwards of approximately $364 million that expire from 2007 to 2024. The utilization of $115 million of these loss carryforwards and $2.3 million AMT carryforwards is subject to an annual limitation as a result of a change in ownership of the Company, as defined in the Internal Revenue Code. The limitation does not reduce the total amount of net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. The Company also had various state net operating loss carryforwards totaling approximately $333 million. Unless utilized, the state net operating loss carryforwards expire from 2007 to 2024. Management has recorded a total valuation allowance of $147 million against its deferred tax assets including the operating loss carryforwards. The increase in the valuation allowance of approximately $25.2 million is related to the increase in the net operating loss carryforward. In addition, as a result of recent changes in stockholders, the Company expects that any future change in its ownership will result in significant additional limitations of current net operating losses. The Company has not quantified any future limitations of net operating losses as of December 31, 2004.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2002, 2003, and 2004 is as follows:

	2002	2003	2004
Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	4%	4%	4%
Non taxable book gain on early extinguishment	1,587%	0%	0%
Reduction in deferred interest on senior discount notes	(1,883)%	0%	0%
Interest—high yield debt	(13)%	(3)%	(4)%

	2002	2003	2004
Other	(28)%	1%	0%
(Increase) decrease in valuation allowance	299%	(36)%	(34)%

Income tax benefit (provision)	0%	0%	0%

Investment tax credits related to telephone plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

8. Equity Interests

Capital transactions

The Company has authorized 200,000,000 shares of $.01 par value common stock, 199,000,000 shares of $.01 par value preferred stock, and 25,000,000 shares of $.01 par value non-voting common stock.

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

On December 23, 2003, the Company completed a public offering of 6,000,000 common shares for $9.00 per share. On January 13, 2004, the Company’s underwriters exercised in full their over-allotment option to purchase an additional 900,000 shares of common stock. Including the over-allotment, the Company sold 6,900,000 shares for net proceeds of approximately $56,300. Concurrent with the completion of the of the public offering on December 23, 2003, the outstanding Series A preferred stock converted to common stock and were reclassified as ..10371 of a share of common stock; the Series B preferred stock converted to common stock and were reclassified as .14865 of a share of common stock; and, all remaining classes of preferred stock converted to common stock and were reclassified as one-tenth (1/10) of a share of common stock. Additionally the options to purchase Series A preferred stock and the warrants to purchase Series A preferred stock converted to options and warrants to purchase common stock and were reclassified as options to and warrants to purchase .10371 of a share of common stock.

On May 7, 2004, pursuant to a proposal ratified by a shareholder vote, all outstanding options to purchase common stock granted prior to December 18, 2003 under the 2002 Long-Term Incentive Plan with an exercise price of $16.33 per share were cancelled and replaced with new options with an exercise price of $6.87 per share. In accordance with SFAS 123, “Accounting for Stock-Based Compensation”, the Company has computed the value of the new options granted using the Black-Sholes model.

During the fourth quarter of 2004, a significant shareholder liquidated their equity position in the Company, including 2,170,127 shares of non-voting stock. As a result of the transaction, the non-voting stock converted into common stock. As of December 31, 2004, the Company has no shares of non-voting stock outstanding.

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

In 2004, the board of directors and stockholders approved the amendment and restatement of the 2002 Plan (the “Amended 2002 Plan”). The Amended 2002 Plan authorizes the issuance of up to 3 million shares of common stock pursuant to stock option awards. The Amended 2002 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. All options are granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on private equity transactions and other analyses. The options expire 10 years from the date of grant, with the exception of options that were granted to replace canceled options. The expiration date of replacement options is the same as the expiration date of the related canceled options.

On May 7, 2004, pursuant to a proposal ratified by a shareholder vote, all outstanding options to purchase common stock granted prior to December 18, 2003 under the 2002 Plan with an exercise price of $16.33 per share were canceled and replaced with new options granted under the Amended 2002 Plan with an exercise price of $6.87 per share.

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

2005	$1,304
2006	990
2007	603
2008	56
2009	0

$2,953

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2002, 2003, and 2004:

Common	2002	2003	2004

Risk-free interest rate	2.79%	2.82%	2.80-3.94%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected volatility	38%	28%	28%

A summary of the status of the Company’s stock options at December 31, 2004 is presented in the following table:

				Weighted
				average
		Weighted average	Series A	exercise
		exercise price per	preferred	price per
	Common shares	share	shares	share
Outstanding at December 31, 2001	705,805	29.90	3,026,324	1.59
Granted	895,886	19.90	0	0
Forfeited	(796,366)	29.90	(68,220)	2.36
Exercised	(100)	26.30	(49,567)	45

Outstanding at December 31, 2002	805,227	$18.70	2,908,537	$1.60

Granted	784,209	10.64	0	0
Forfeited	(48,896)	18.92	(89,340)	3.26
Exercised	(946)	18.70	(209,420)	1.03
Converted as a result of the public offering	270,660	15.41	(2,609,777)	$1.60

Outstanding at December 31, 2003	1,810,254	$14.79	0	0

Granted	1,387,291	7.48	0	0
Forfeited	(1,161,484)	16.33	0	0
Exercised	(9,776)	2.89	0	0

Outstanding at December 31, 2004	2,026,285	$8.94	0	0

Exercisable shares at December 31, 2004	1,421,487	$9.27	0	0

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

		Weighted
		average	Weighted
	Outstanding	remaining	average	Exercisable	Average
	as of	contractual	exercise	as of	exercise
Range of exercise prices	12/31/2004	life	price	12/31/2004	price
$2.89-$6.76	267,969	6.31	$5.43	110,489	$5.42
$6.87-$6.87	749,008	5.50	$6.87	636,948	$6.87
$7.30-$8.85	22,130	9.29	$7.99	0	$0
$9.00-$9.00	561,687	8.96	$9.00	543,109	$9.00
$9.02-$18.80	338,087	8.35	$10.82	43,487	$15.80
$20.54-$35.68	87,454	4.43	$30.05	87,454	$30.05

At December 31, 2004, 1,421,487 options for the Company’s common shares with a weighted average price of $9.27 per share were exercisable by employees of the Company. At December 31, 2003, 909,451 options for the Company’s common shares with a weighted average of $18.70 per share were exercisable by employees of the Company. At December 31, 2002, 443,314 options for the Company’s common shares with a weighted average price of $18.70 per share were exercisable by employees of the Company. At December 31, 2002, 257,643 options for the Company’s Series A preferred shares with a weighted average price of $12.50 per share were exercisable by employees of the Company.

9. Related Party Transactions

Relatives of the chairman of our board are stockholders and employees of one of the Company’s insurance provider. The costs charged to the Company for insurance services were approximately $141, $927, and $1,962 for the years ended December 31, 2002, 2003, and 2004, respectively.

10. Quarter-by-Quarter Comparison (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2003 and 2004 are as follows:

Quarters:	First	Second	Third	Fourth
2003
Operating revenues	40,687	42,869	43,733	45,649
Operating (loss) income	(13,688)	(12,222)	(11,670)	(10,053)
Net (loss) income	(20,469)	(19,450)	(31,251)	(16,618)
Basic and diluted net loss per share	(1.22)	(1.16)	(1.86)	(.94)
Basic and diluted weighted average shares outstanding	16,753,231	16,763,156	16,767,700	17,688,503
2004
Operating revenues	53,794	52,735	52,065	52,864
Operating (loss) income	(11,115)	(11,323)	(12,678)	(10,880)
Net (loss) income	(18,366)	(18,664)	(20,039)	(18,495)
Basic and diluted net loss per share	(.78)	(.79)	(.85)	(.78)
Basic and diluted weighted average shares outstanding	23,552,210	23,685,080	23,685,333	23,688,472

11. Business Held for Sale

During the second quarter 2004, the Company announced its intention to sell its cable assets in Cerritos, California. The Company acquired the Cerritos cable system in December 2003 from Verizon Media Ventures Inc. in conjunction with its acquisition of Verizon Media’s Pinellas County, Florida operations. In March 2005, the Company entered into a definitive asset purchase agreement to sell its cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments. The Company expects the sale of the Cerritos system to close in the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that the Company will complete the sale of the Cerritos cable system or that it completes the sale in a timely manner. In the event the purchaser does not receive necessary regulatory or other approvals or the other conditions to closing are not satisfied, the sale will not be completed.

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

December 31, 2004
Assets:
Cash	$53
Accounts Receivable	216
Net Property, Plant, and Equipment	594
Prepayments and Other	24

Total Assets	$887

Liabilities:
Accounts Payable	215
Accrued Liabilities	48
Unearned Revenue	191
Advance from Affiliate	316

Total Liabilities	$770

The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations. The Cerritos cable system generated approximately $2,288 of revenue for the period that the assets have been classified as held for sale.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.62**	Form of Stock Option Agreement.

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

**	Compensatory plan or arrangement.