Form 10-Q
period 2005-03-31
KNOLOGY INC
filed 2005-05-13
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 30, 2005, Knology, Inc. had 23,697,787 shares of common stock issued and outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	March 31 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,082	$20,610
Restricted cash	7,365	7,025
Short term investments	12,625	0
Accounts receivable, net of allowance for doubtful accounts of $724 and $717 as of December 31, 2004 and March 31, 2005, respectively	18,924	17,776
Prepaid expenses	2,735	2,908
Assets of business held for sale	887	861

Total current assets	48,618	49,180

PROPERTY, PLANT AND EQUIPMENT, NET	326,499	316,947

GOODWILL	40,834	40,834

INVESTMENTS	1,243	1,243

INTANGIBLE AND OTHER ASSETS, NET	1,393	1,296

Total assets	$418,587	$409,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$179	$223
Accounts payable	20,428	18,930
Accrued liabilities	12,199	20,406
Unearned revenue	11,841	12,663
Liabilities of business held for sale	770	700

Total current liabilities	45,417	52,922

NONCURRENT LIABILITIES:
Notes payable	49,438	49,541
Unamortized investment tax credits	13	10
Senior unsecured notes	237,096	237,096
Warrants	354	215

Total noncurrent liabilities	286,901	286,862

Total liabilities	332,318	339,784

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 23,697,787 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	237	237
Additional paid-in capital	559,451	559,777
Accumulated other comprehensive income	1	0
Accumulated deficit	(473,420)	(490,298)

Total stockholders’ equity	86,269	69,716

Total liabilities and stockholders’ equity	$418,587	$409,500

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2004	2005
OPERATING REVENUES:
Video	$25,414	$24,736
Voice	18,048	18,905
Data services and other	10,332	11,389

Total operating revenues	53,794	55,030

OPERATING EXPENSES:
Costs of services	15,784	16,310
Selling, general and administrative expenses	29,864	29,505
Depreciation and amortization	19,261	18,640

Total operating expenses	64,909	64,455

OPERATING INCOME (LOSS)	(11,115)	(9,425)

OTHER INCOME (EXPENSE):
Interest income	159	203
Interest expense	(7,783)	(7,843)
Gain on adjustment of warrants to market	221	139
Other income, net	152	3

Total other expense	(7,251)	(7,498)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(18,366)	(16,923)
INCOME FROM DISCONTINUED OPERATIONS	0	45

NET LOSS	$(18,366)	$(16,878)

LOSS FROM CONTINUING OPERATIONS PER SHARE	$(0.78)	$(0.71)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE	0	0

BASIC AND DILUTED NET LOSS PER SHARE	$(0.78)	$(0.71)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,552,210	23,697,787

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,366)	$(16,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,261	18,640
Non-cash stock option compensation	477	326
Non-cash bond interest expense	7,235	0
Provision for bad debt	1,098	725
Gain on disposition of assets	(22)	0
Gain on adjustment of warrants to market	(221)	(139)
Changes in operating assets and liabilities:
Accounts receivable	675	424
Prepaid expenses and other	534	(167)
Accounts payable	3,544	(1,498)
Accrued liabilities	(543)	8,207
Unearned revenue	112	823

Total adjustments	32,150	27,341

Net cash provided by operating activities from continuing operations	13,784	10,463

Net cash used in operating activities from discontinued operations	0	(45)

Net cash provided by operating activities	13,784	10,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,867)	(8,805)
Purchase of short term investments	(76,025)	(4,000)
Proceeds from sale of short term investments	80,000	16,625
Franchise and other intangible expenditures	(144)	(43)
Proceeds from sale of property	140	17

Net cash (used in) provided by investing activities	(8,896)	3,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(883)	(24)
Proceeds from public equity offering, net of transaction costs	7,313	0
Cash pledged as security	(400)	340

Net cash provided by financing activities	6,030	316

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,918	14,528
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,575	6,082

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,493	$20,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$587	$541

Non-cash financing activities: Debt acquired in capital lease transactions	$0	$172

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other interim period.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies

SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005; we are currently evaluating the impact, if any, on our results of operations and financial position.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of March 31, 2005, the Company has $7,025 of cash that is restricted in use. Of this amount, $2,000 and $2,000, respectively is held at Broadband and the Telephone Operations Group in accordance with certain debt covenants. Also, the Company has pledged $3,025 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

5. SHORT TERM INVESTMENTS

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No 115). SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date.

Short term investments consist of adjustable rate securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. All adjustable rate securities held as of December 31, 2004 were sold with proceeds transferred to cash and cash equivalents prior to March 28, 2005.

The available-for-sale securities at December 31, 2004 and March 31, 2005 included the following:

	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Marketable securities-current:
Adjustable rate securities	$12,624	$12,625	$1
December 31, 2004 Total	$12,624	$12,625	$1

Marketable securities-current:
Adjustable rate securities	$0	$0	$0
March 31, 2005 Total	$0	$0	$0

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2005 impairment test.

Intangible assets as of December 31, 2004 and March 31, 2005, respectively, were as follows

	December 31, 2004	March 31, 2005	Amortization Period (Years)
Customer base	$441	$441	3
Other	356	399	1-15

Gross carrying value of intangible assets subject to amortization	797	840
Less accumulated amortization	489	579

Net carrying value of intangible assets subject to amortization	308	261
Goodwill	40,834	40,834

Total goodwill and intangibles, net	$41,142	$41,095

Amortization expense related to intangible assets was $69 and $90 for the three months ended March 31, 2004 and 2005, respectively.

7. LONG-TERM DEBT

Long-term debt at December 31, 2004 and March 31, 2005 consists of the following:

	December 31, 2004	March 31, 2005
Senior unsecured notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% from November 6, 2002 to November 30,2004, interest payable semiannually at 12% as of November 30, 2004, with principal and unpaid interest due November 30, 2009	$237,096	$237,096

Senior secured Wachovia credit facility, at a rate of LIBOR plus 3.75%, interest payable quarterly, with principal and any unpaid interest due September 10, 2007	15,465	15,465

Senior secured CoBank term credit facility, at a rate of LIBOR plus 3.5%, interest payable quarterly, principal payments due quarterly beginning Jan 2007 with final principal and any unpaid interest due June 30, 2009	31,895	31,895

Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through November 2011	2,257	2,404

	286,713	286,860
Less current maturities	179	223

	$286,534	$286,637

As of March 31, 2005, the Company was in compliance with all of its debt covenants.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise. On November 2, 2000, Insight Communications Company, Inc. (“Insight”) filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that our franchise was more favorable than Insight’s franchise. Insight’s complaint suspended our franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling. Insight sought discretionary review of the Kentucky Court of Appeals ruling by the Kentucky Supreme Court and that request is pending.

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

9. BUSINESS HELD FOR SALE

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

March 31, 2005
Assets:
Cash	$58
Accounts Receivable	186
Net Property, Plant, and Equipment	597
Prepayments and Other	20

Total Assets	$861

Liabilities:
Accounts Payable	$264
Accrued Liabilities	79
Unearned Revenue	188
Advance from Affiliate	169

Total Liabilities	$700

The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations. The Cerritos cable system generated approximately $837 of revenue for the three months ended March 31, 2005.

10. SUBSEQUENT EVENTS

In May 2005, the Company received commitments from new investors and certain existing investors to provide approximately $9.2 million of funding in a convertible preferred private equity transaction. Subsequent to the close of the private equity transaction, a portion of those shares will be reoffered to the rest of the Company’s existing shareholders, so all shareholders will have the opportunity to purchase the new convertible preferred stock on the same terms. In addition, the Company’s board of directors is considering authorizing up to an additional approximately $11 million “rights offering” of convertible preferred stock, which would also be made available to all of the existing shareholders. The Company would be able to commence the rights reoffering and any additional rights offering once a registration statement was filed with the SEC and the SEC declares it effective. In May 2005, the Company also entered into an agreement with Credit Suisse First Boston that provides a commitment for a fully underwritten $305.0 million senior secured debt financing. The proceeds from the debt and equity financing transactions will be used to fully repay the amounts outstanding under the existing senior notes and the two bank facilities and for general corporate purposes. While the Company has entered into commitments with respect to the debt and equity financing transactions discussed herein, such transactions are subject to the execution of definitive documentation and customary closing conditions and may not be completed, or may not be completed on terms favorable to the Company or in a timely manner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (7) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, (8) THAT WE MAY NOT COMPLETE THE SALE OF THE CERRITOS CABLE SYSTEM OR WE MAY NOT COMPLETE THE SALE IN A TIMELY MANNER, OR IN THE EVENT WE DO NOT RECEIVE NECESSARY REGULATORY OR OTHER APPROVALS OR FAIL TO SATISFY THE CONDITIONS TO CLOSING, THE TRANSACTION WILL TERMINATE, AND (9) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2005, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

For convenience in this quarterly report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

Overview

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City and a portion of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We provide video services in Cerritos, California, but, as discussed below, we have entered into an agreement to sell these assets. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

We have built our business through:

•	acquisitions of cable systems;

•	upgrades of acquired networks to introduce expanded broadband services including bundled video, voice and data services;

•	construction and expansion of our broadband network to offer integrated video, voice and data services; and

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base.

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

Recent Transactions

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

In May 2005, we received commitments from new investors and certain existing investors to provide approximately $9.2 million of funding in a convertible preferred private equity transaction. Subsequent to the close of the private equity transaction, a portion of those shares will be reoffered to the rest of our existing shareholders, so all of our shareholders will have the opportunity to purchase the new convertible preferred stock on the same terms. In addition, our board of directors is considering authorizing up to an additional approximately $11 million “rights offering” of convertible preferred stock, which would also be made available to all of our existing shareholders. We would be able to commence the rights reoffering and any additional rights offering once we are able to file a registration statement with the SEC and the SEC declares it effective. In May 2005, we also entered into an agreement with Credit Suisse First Boston that provides a commitment for a fully underwritten $305.0 million senior secured debt financing. The proceeds from the debt and equity financing transactions will be used to fully repay the amounts outstanding under the existing senior notes and the two bank facilities and for general corporate purposes. While we have entered into commitments with respect to the debt and equity financing transactions discussed herein, such transactions are subject to the execution of definitive documentation and customary closing conditions and may not be completed, or may not be completed on terms favorable to us or in a timely manner.

The shares of convertible preferred stock discussed in this Form 10Q as issuable pursuant to the proposed equity financing transaction will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Form 10Q does not constitute an offer of any shares of convertible preferred stock discussed in this Form 10Q as issuable pursuant to the proposed rights reoffering or any additional rights offering.

Highlights and Outlook

Highlights of the quarter ended March 31, 2005 include the following:

•	Significant operating efficiencies realized from the utilization of our single billing platform for video, voice and data services, which is part of an enterprise management system. This system, which was developed to our specifications, enables us to send a single bill to our customers for video, voice and data services;

•	Achieved a net connection gain of 14,589, the largest growth in connections since the second quarter of 2002; and

•	Revenue increased to $55.0 million, the highest in the company’s history.

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

The following table summarizes the number of marketable homes passed and connections as of March 31, 2004 and 2005.

	AS OF MARCH 31,
	2004	2005
Connections:(1)
Video(2)	178,550	179,574
Voice:
On-net	121,012	133,847
Off-net	5,902	6,079
Data	75,220	93,522

Total connections	380,684	413,022

Residential connections	345,202	352,007
Business connections	35,482	37,367

Homes passed(2)	943,459	963,177
Marketable homes passed(2)	742,717	757,998

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 24,526 and 23,611 lines as of March 31, 2004 and 2005, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.
(2)	The total number of video connections, homes passed and marketable homes passed as of March 31, 2005 include 6,603 video connections, 15,906 homes passed and 15,600 marketable homes passed by our network in Cerritos, California which we plan to sell during the third quarter of 2005.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in Note 2 to our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, the following may involve a higher degree of judgment and complexity.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of March 31, 2005 and 2004, the net carrying amount of our property, plant and equipment was approximately $317.5 million, 78% of total assets, and $329.6 million, 71% of total assets, respectively. Total capital expenditures for the three months ended March 31, 2005 and 2004 were approximately $8.8 million and $12.9 million, respectively.

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

We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and certain indirect costs (“overhead”) using standards developed from time costs studies and operational data. We calculate standards for items such as the labor rates, overhead rates and the actual amount of time required to perform a capitalizable activity. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities.

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

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and beginning January 1, 2002 SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors we consider important and that could trigger an impairment review include the following:

•	Significant underperformance of our assets relative to expected historical or projected future operating results;

•	Significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

•	Significant negative industry economic trends.

Significant and Subjective Estimates The following discussion and analysis of our results of operations and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10Q, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

The foregoing list of critical accounting policies in not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 47.2% and 44.9% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively. Video revenues as a percentage of our total revenues increased significantly beginning in 2004 as a result of the acquisition of video-only connections in Cerritos, California and video and data connections in Pinellas County, FL.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.6% and 34.4% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services. These combined revenues accounted for approximately 19.2% and 20.7% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

We expect to add new video connections in the future, but as our video segment matures in our current markets, we expect our video product to grow at a decreasing rate compared to our historical experience. While the number of new video connections may grow at a declining rate, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•	In providing video services, we currently compete with BellSouth, Bright House Networks, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect to compete in the near future with voice-over-IP providers.

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 48.8% and 50.9% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 16.0% and 16.5% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively.

•	Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees. The data and other costs of services as a percentage of data and other revenue 4.8% and 3.4% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2004 and 2005.

	Three months ended March 31,
	2004	2005
Operating revenues:
Video	47%	45%
Voice	34	34
Data	19	21

Total	100	100
Operating expenses:
Cost of services	29	29
Selling, operating and administrative	54	53
Depreciation and amortization	36	34
Capital markets activity	1	0
Non-cash stock option compensation	1	1
Litigation fees	0	0

Total	121	117

Operating (loss) income	(21)	(17)
Other income and (expense)	(13)	(14)

Loss before income taxes, discontinued operations, and cumulative effect of change in accounting principle	(34)	(31)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0

Net loss	(34)	(31)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

Revenues. Operating revenues increased 2.3% from $53.8 million for the three months ended March 31, 2004, to $55.0 million for three months ended March 31, 2005. Operating revenues from video services decreased 2.7% from $25.4 million for the three months ended March 31, 2004, to $24.7 million for the same period in 2005. Operating revenues from voice services increased 4.7% from $18.0 million for the three months ended March 31, 2004, to $18.9 million for the same period in 2005. Operating revenues from data and other services increased 10.2% from $10.3 million for the three months ended March 31, 2004, to $11.4 million for the same period in 2005.

The increased revenues are due primarily to an increase in the number of connections, from 380,684 as of March 31, 2004, to 413,022 as of March 31, 2005. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales and connections penetration;

•	Sales of voice and data services, which accounted for the positive growth in our connections added during the three months ended March 31, 2005 compared to the same period in 2004. We gained these connections by offering competitive plans that focus on bundling services to customers;

•	Reduction in the churn of our customer base by offering and selling a more bundled service offering; and

•	Our tighter credit policies.

Cost of Services. Cost of services increased 2.1% from $15.8 million for the three months ended March 31, 2004, to $16.1 million for the three months ended March 31, 2005. Cost of services for video services increased 1.6% from $12.4 million for the three months ended March 31, 2004, to $12.6 million for the same period in 2004. Cost of services for voice services increased 8.3%

from $2.9 million for the three months ended March 31, 2004, to $3.1 million for the same period in 2005. Cost of services for data and other services decreased 21.5% from $500,000 for the three months ended March 31, 2004, to $400,000 for the same period in 2005. The decrease in data and other cost of services is primarily due to efficiency gains in our network architecture. We expect our cost of services to increase as we add more connections. Programming costs, which are one of our largest single expense items, have been increasing over the last several years on an aggregate basis due to an increase in subscribers, as a result of internal growth and acquisitions, and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit.

Gross Profit. Gross profit increased 2.4% from $38.0 million for the three months ended March 31, 2004, to $38.9 million for the three months ended March 31, 2005. Gross profit for video services decreased 6.7% from $13.0 million for the three months ended March 31, 2004, to $12.1.million for the same period in 2005. Gross profit for voice services increased 4.1% from $15.2 million for the three months ended March 31, 2004, to $15.8 million for the same period in 2005. Gross profit for data and other services increased 11.8% from $9.8 million for the three months ended March 31, 2004, to $11.0 million for the same period in 2005. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, decreased 1.2% from $29.9 million for the three months ended March 31, 2004, to $29.5 million for the three months ended March 31, 2005. The decrease in our operating expenses was primarily due to lower charges related to non-cash stock-based compensation, special litigation and capital markets activities during the first quarter of 2005 compared to the same period in 2004. During the first quarter of 2005 we incurred a one-time charge of approximately $197,000 for certain severance expenses related to a reduction in our workforce.

Our depreciation and amortization decreased from $19.3 million for the three months ended March 31, 2004, to $18.6 million for the three months ended March 31, 2005. The decrease in depreciation and amortization resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets, and a portion of our long-lived assets becoming fully depreciated. We expect depreciation and amortization expense to continue to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $7.3 million for the three months ended March 31, 2004, to $7.5 million for the three months ended March 31, 2005. Interest income was $159,000 for the three months ended March 31, 2004, compared to $204,000 for the same period in 2005. The increase in interest income primarily reflects an increased activity in short-term investment for the three months ended March 31, 2005. Interest expense was $7.8 million for the three months ended March 31, 2004, and $7.8 million for the three months ended March 31, 2005.

During the first quarter of 2004 and 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2004 was $6.89 resulting in a $221,000 gain on the adjustment of warrants to market value. The published market per share value of our common stock on March 31, 2005 was $2.37 resulting in a $139,000 gain on the adjustment of warrants to market value. Other expenses, net decreased from $129,000 for three months ended March 31, 2004 to $3,000 for the three months March 31, 2005.

Income Tax Provision. We recorded no income tax benefit for the three months ended March 31, 2004 and 2005, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss Before Discontinued Operations. We incurred a loss before discontinued operations of $18.4 million for the three months ended March 31, 2004, compared to a loss before discontinued operations of $16.9 million for the three months ended March 31, 2005.

Net income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. The $44,500 recorded in the first quarter of 2005 represents the income from our Cerritos operations.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $18.4 million and $16.9 million for the three months ended March 31, 2004 and 2005, respectively. The decrease in net loss is a result of the changes in revenues and expenses as described above.

Liquidity and Capital Resources

Overview.

We currently expect to spend approximately $28.0 million during 2005 to expand and upgrade our networks in the markets where we currently provide service, including our network in Pinellas County, Florida. Under the terms of the indenture for our existing 12% senior notes due 2009, capital expenditures to complete the buildout of our network in Pinellas County, Florida must be funded by cash flow from operations in that market or from additional equity financings or proceeds from the sale of our Cerritos division. Through 2004, the Pinellas operation was funded by the proceeds from our initial public offering. In March 2005, we entered into a definitive asset purchase agreement to sell our cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close in the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that we will complete the sale of the Cerritos cable system or that we will complete the sale in a timely manner. In the event the purchaser does not receive necessary regulatory or other approvals or the other conditions to closing are not satisfied, the sale will not be completed. If the Cerritos sale or an equity offering is not completed, we expect the cash available to fund the Pinellas operation under our indenture to be exhausted before the end of the third quarter 2005, and we may not be able to complete our buildout in Pinellas County and grow our Pinellas County operations in accordance with our business plan, which may have any adverse impact on our financial condition.

In May 2005, we received commitments from new investors and certain existing investors to provide approximately $9.2 million of funding in a convertible preferred private equity transaction. Subsequent to the close of the private equity transaction, a portion of those shares will be reoffered to the rest of our existing shareholders, so all of our shareholders will have the opportunity to purchase the new convertible preferred stock on the same terms. In addition, our board of directors is considering authorizing up to an additional approximately $11 million “rights offering” of convertible preferred stock, which would also be made available to all of our existing shareholders. We would be able to commence the rights reoffering and any additional rights offering once we are able to file a registration statement with the SEC and the SEC declares it effective. In May 2005, we also entered into an agreement with Credit Suisse First Boston that provides a commitment for a fully underwritten $305.0 million senior secured debt financing. The proceeds from the debt and equity financing transactions will be used to fully repay the amounts outstanding under the existing senior notes and our two bank facilities and for general corporate purposes. While we have entered into commitments with respect to the debt and equity financing transactions discussed herein, such transactions are subject to the execution of definitive documentation and customary closing conditions and may not be completed, or may not be completed on terms favorable to us or in a timely manner.

The shares of convertible preferred stock discussed in this Form 10Q as issuable pursuant to the proposed equity financing transaction will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Form 10Q does not constitute an offer of any shares of convertible preferred stock discussed in this Form 10Q as issuable pursuant to the proposed rights reoffering or any additional rights offering.

Operating, Investing and Financing Activities.

As of March 31, 2004, we had a net working capital deficit of $3.7 million, compared to net working capital of $3.2 million as of December 31, 2004. The decrease in working capital from December 31, 2004 to March 31, 2005 is primarily due to the use of the cash proceeds from our initial public offering to enhance the network and fund operations in the Pinellas County market and the accrual of cash interest payable during the second quarter of 2005.

Net cash provided by operating activities from continuing operations totaled $13.8 million and $10.5 million for the three months ended March 31, 2004 and 2005, respectively, and operating activities from discontinued operations used $0.1 million for the three months ended March 31, 2005. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	non-cash bond interest expense;

•	provision for bad debt;

•	gain on disposition of assets; and

•	gain on adjustment of warrants to market;

Net cash used for investing activities was $8.9 million for the three months ended March 31, 2004 and net cash provided by investing activities was $3.8 million for the three months ended March 31, 2005. Our investing activities for the three months ended March 31, 2004, consisted of $12.9 million of capital expenditures, $76.0 million for the purchase of short term investments and

$144,000 of organizational and franchise expenditures partially offset by $80.0 million from the sale of short term investments and $140,000 of proceeds from the sale of property. Investing activities for the three months ended March 31, 2005 consisted of $8.8 million of capital expenditures, $4.0 million for the purchase of short term investments and $43,000 of organizational and franchise expenditures partially offset by $16.6 million from the sale of short term investments and $17,000 of proceeds from the sale of property.

We received net cash flow from financing activities of $6.0 million and $316,000 for the three months ended March 31, 2004 and 2005, respectively. Financing activities for the three months ended March 31, 2004 consisted primarily of $7.3 million of net proceeds from the fulfillment of the over allotment option of our initial public offering of common stock partially offset by $883,000 in principal payments on debt and $400,000 of cash pledged as security. For the three months ended March 31, 2005, financing activities primarily consisted of reductions in cash pledged as security of $340,000 partially offset by $24,000 in principal payments on debt.

Capital Expenditures

We spent approximately $8.8 million in capital expenditures during the first quarter of 2005, of which approximately $4.5 million related to network construction and enhancement and the remainder related to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems.

We expect to spend approximately $28.0 million in capital expenditures during 2005. We believe if we complete the sale of our Cerritos, California operations or complete the equity and debt transactions described above we will have sufficient cash available and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures during 2005.

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

Contractual Obligations

The amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, include our contractual cash obligations. Contractual cash obligations include our long-term debt obligations and interest, capital lease obligations, operating lease obligations and programming contracts. During the three months ended March 31, 2005, no material changes occurred in our contractual obligations

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002, we elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. We also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2002, we do not expect this revised standard to have a material impact on our financial statements.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005; we are currently evaluating the impact, if any, on our results of operations and financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise. On November 2, 2000, Insight Communications Company, Inc. (“Insight”) filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that our franchise was more favorable than Insight’s franchise. Insight’s complaint suspended our franchise until there is a final, nonappealable order in Insight’s Kentucky Circuit Court case. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint had no merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint. Insight appealed the Kentucky Circuit Court order dismissing their complaint and in June 2003 the Kentucky Court of Appeals upheld the Kentucky Circuit Court ruling. Insight sought discretionary review of the Kentucky Court of Appeals ruling by the Kentucky Supreme Court and that request is pending.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective April 1, 2005, the Compensation Committee recommended and the Board of Directors of the Company approved the compensation arrangements for the Company’s Chief Executive Officer and its four other most highly paid officers and the compensation arrangements to be paid to its directors for service on the Board of Directors and its committees. A description of these compensation arrangements is set forth in Exhibit 10.3 to this Form 10-Q.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.1	Asset Purchase Agreement, dated March 24, 2005, between Knology Broadband of California, Inc. and WaveDivision Holdings, LLC.

10.2	Escrow Agreement, dated as of March 24, 2005, by and among Knology Broadband of California, Inc., WaveDivision Holdings, LLC and SunTrust Bank.

10.3*	Description of Named Executive Officer and Director Compensation Arrangements.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

May 13, 2005	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

May 13, 2005	By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer

Exhibit Number	Exhibit Description
10.1	Asset Purchase Agreement, dated March 24, 2005, between Knology Broadband of California, Inc. and WaveDivision Holdings, LLC.

10.2	Escrow Agreement, dated as of March 24, 2005, by and among Knology Broadband of California, Inc., WaveDivision Holdings, LLC and SunTrust Bank.

10.3	Description of Named Executive Officer and Director Compensation Arrangements.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.