Form 10-Q
period 2005-06-30
KNOLOGY INC
filed 2005-08-15
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTLERY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 31, 2005, Knology, Inc. had 23,714,299 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,082	$6,610
Restricted cash	7,365	244,235
Short term investments	12,625	0
Accounts receivable, net of allowance for doubtful accounts of $724 and $682 as of December 31, 2004 and June 30, 2005, respectively	18,924	18,215
Prepaid expenses	2,735	2,125
Assets of business held for sale	887	905

Total current assets	48,618	272,090

PROPERTY, PLANT AND EQUIPMENT, NET	326,499	303,518

GOODWILL	40,834	40,834

INVESTMENTS	1,243	1,243

INTANGIBLE, DEBT ISSUANCE COSTS AND OTHER ASSETS, NET	1,393	10,139

Total assets	$418,587	$627,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$179	$239,203
Accounts payable	20,428	15,574
Accrued liabilities	12,199	15,048
Unearned revenue	11,841	12,846
Liabilities of business held for sale	770	696

Total current liabilities	45,417	283,367

NONCURRENT LIABILITIES:
Notes payable	49,438	280,248
Unamortized investment tax credits	13	6
Senior unsecured notes	237,096	0
Warrants	354	173

Total noncurrent liabilities	286,901	280,427

Total liabilities	332,318	563,794

CONVERTIBLE PREFERRED STOCK	0	9,271

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Undesignated Preferred stock, $.01 par value per share	0	0
Series AA Convertible Preferred stock, $.01 par value per share; 3,000,000 shares authorized, 0 and 927,051 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 23,697,787 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	237	237
Additional paid-in capital	559,451	560,311
Accumulated other comprehensive income	1	0
Accumulated deficit	(473,420)	(505,789)

Total stockholders’ equity	86,269	54,759

Total liabilities and stockholders’ equity	$418,587	$627,824

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
OPERATING REVENUES:
Video	$24,304	$25,601	$49,719	$50,336
Voice	18,368	19,395	36,416	38,300
Data services and other	10,063	12,276	20,394	23,666

Total operating revenues	52,735	57,272	106,529	112,302

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	15,104	16,567	30,888	32,679
Selling, general and administrative expenses (excluding depreciation and amortization)	30,641	29,349	60,505	59,053
Depreciation and amortization	18,313	18,657	37,574	37,296
Loss on early extinguishment of debt	0	544	0	544

Total operating expenses	64,058	65,117	128,967	129,572

OPERATING INCOME (LOSS)	(11,323)	(7,845)	(22,438)	(17,270)

OTHER INCOME (EXPENSE):
Interest income	180	88	339	292
Interest expense	(7,741)	(7,962)	(15,524)	(15,805)
Gain on adjustment of warrants to market	198	42	419	181
Other income, net	12	139	164	141

Total other expense	(7,351)	(7,693)	(14,602)	(15,191)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(18,674)	(15,538)	(37,040)	(32,461)
INCOME FROM DISCONTINUED OPERATIONS	10	47	10	92

NET LOSS	(18,664)	(15,491)	(37,030)	(32,369)
PREFERRED STOCK DIVIDENDS	0	(71)	0	(71)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,664)	$(15,562)	$(37,030)	$(32,440)

LOSS FROM CONTINUING OPERATIONS PER SHARE	$(0.79)	$(0.66)	$(1.57)	$(1.37)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE	0	0	0	0

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.79)	$(0.66)	$(1.57)	$(1.37)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,685,080	23,697,787	23,618,645	23,697,787

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,030)	$(32,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,574	37,296
Non-cash stock option compensation	2,282	931
Non-cash bond interest expense	12,059	0
Provision for bad debt	2,336	1,641
Gain on disposition of assets	(21)	(5)
Accretion of bank loan	0	2
Loss on early extinguishment of debt	0	544
Gain on adjustment of warrants to market	(419)	(181)
Changes in operating assets and liabilities:
Accounts receivable	(612)	(932)
Prepaid expenses and other	392	620
Accounts payable	1,732	(4,855)
Accrued liabilities	4,557	2,849
Unearned revenue	(333)	1,006

Total adjustments	59,547	38,916

Net cash provided by operating activities from continuing operations	22,517	6,547

Net cash used in operating activities from discontinued operations	(44)	(92)

Net cash provided by operating activities	22,473	6,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,793)	(13,979)
Purchase of short term investments	(161,575)	(4,000)
Proceeds from sale of short term investments	161,500	16,625
Franchise and other intangible expenditures	(253)	(101)
Proceeds from sale of property	152	104
Cash pledged as security	(500)	(236,870)

Net cash (used in) provided by investing activities	(27,469)	(238,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(1,783)	(47,434)
Proceeds from public equity offering, net of transaction costs	7,273	0
Proceeds from issuance of convertible preferred stock	0	9,200
Expenditures related to issuance of long term debt	0	(9,472)
Proceeds from long term debt	0	280,000

Net cash provided by financing activities	5,490	232,294

NET INCREASE IN CASH AND CASH EQUIVALENTS	494	528
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,575	6,082

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,069	$6,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,195	$16,208

Non-cash financing activities: Debt acquired in capital lease transactions	$0	$172

Preferred stock dividend declared but not paid	$0	$71

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

In our Consolidated Statement of Cash Flows for the six months ended June 30, 2005, we changed the classification of changes in cash pledged as security to present such changes as an investing activity. We previously presented such changes as financing activity. In the accompanying Consolidated Statements of Cash Flows for the six months ended June 30, 2004, we reclassified changes in cash pledged as security to be consistent with our 2005 presentation, which resulted in a $500 decrease in investing cash flows and a corresponding increase in financing cash flows from the amounts previously reported.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard, (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002 the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Because the fair value recognition provisions of SFAS No. 123 were adopted effective January 1, 2002, the Company does not expect this revised standard to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not he within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the Company no later than December 31, 2005. The Company is currently evaluating the impact, if any, on its results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of June 30, 2005, the Company has $244,235 of cash that is restricted in use. Of this amount, $237,096 of principle and $4,584 of interest was paid on July 29, 2005 in repayment of our Senior Notes due 2009. Also, the Company has pledged $2,555 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

5. SHORT TERM INVESTMENTS

The Company follows FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date.

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

The available-for-sale securities at December 31, 2004 and June 30, 2005 included the following:

	December 31, 2004	June 30, 2005
Amortized Cost	$12,624	$0
Fair Value	$12,625	$0
Unrealized Gain (Loss)	$1	$0

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2005 impairment test.

Intangible assets as of December 31, 2004 and June 30, 2005, respectively, were as follows:

	December 31, 2004	June 30, 2005	Amortization Period (Years)
Customer base	$441	$441	3
Other	356	457	1-15

Gross carrying value of intangible assets subject to amortization	797	898
Less accumulated amortization	489	673

Net carrying value of intangible assets subject to amortization	$308	$225

Goodwill	$40,834	$40,834

Amortization expense related to intangible assets was $155 and $184 for the six months ended June 30, 2004 and 2005, respectively.

7. DEBT

On June 29, 2005, we entered into a first lien credit agreement and second lien credit agreement providing us with aggregate cash proceeds of $280,000. Credit Suisse, Cayman Islands Branch, acted as administrative agent and sole lead arranger. We used these proceeds, together with cash on hand, to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005.

Long-term debt at December 31, 2004 and June 30, 2005 consists of the following:

	December 31, 2004	June 30, 2005
First Lien term loan, at a rate of LIBOR plus 5.5%, with 1% annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	$0	$185,000
Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	0	95,002
Senior unsecured notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% from November 6, 2002 to November 30, 2004, interest payable semiannually at 12% as of November 30, 2004, with principal and unpaid interest due November 30, 2009.	237,096	237,096
Senior secured Wachovia credit facility, at a rate of LIBOR plus 3.75%, interest payable quarterly, with principal and any unpaid interest due September 10, 2007.	15,465	0
Senior secured CoBank term credit facility, at a rate of LIBOR plus 3.5%, interest payable quarterly, principal payments due quarterly beginning Jan 2007 with final principal and any unpaid interest due June 30, 2009.	31,895	0
Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through November 2011.	2,257	2,353

	286,713	519,451
Less current maturities	179	239,203

	$286,534	$280,248

The first lien term loan and second lien term loan are guaranteed by all of our subsidiaries, except that the guarantees by certain of our subsidiaries are subject to pending regulatory approval. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries.

The credit agreements both contain customary representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

•	restrictions on investments;

•	restrictions on the sale of assets;

•	restrictions on the payment of cash dividends on and the redemption or repurchase of capital stock;

•	mandatory prepayment of amounts outstanding under the first lien facilities or second lien facility, as applicable, with excess cash flow, proceeds from asset sales, proceeds from the issuance of debt obligations, proceeds from any equity offerings, and proceeds from casualty losses;

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of first lien debt to EBITDA (as defined in the credit agreements), total debt to EBITDA, and EBITDA to cash interest.

The credit agreements also include customary events of default, including but not limited to:

•	nonpayment of principal, interest or other fees or amounts;

•	incorrectness of representations and warranties in any material respect;

•	violations of covenants;

•	cross defaults and cross acceleration;

•	bankruptcy;

•	material judgments;

•	ERISA events;

•	actual or asserted invalidity of provisions of or liens created under guarantees or security documents;

•	change of control;

•	material violations of environmental laws;

•	defaults under material contractual obligations; and

•	the failure to maintain our licenses and franchises if such failure would have a material adverse effect.

The Company incurred and capitalized approximately $9,472 in debt issuance costs in connection with the first lien credit and second lien credit agreements. This amount will be amortized to interest expense over the terms of the credit agreements.

As of June 30, 2005, the Company was in compliance with all of its debt covenants.

8. COVERTIBLE PREFERRED STOCK

On May 26, 2005, the Company issued 920,000 shares of a newly created series of preferred stock, the Series AA preferred stock, in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9.2 million. The certificate of designations for the Series AA preferred stock provides for a cumulative dividend of 8% per annum to be paid on the Series AA preferred stock, which dividend may be paid in cash or in additional shares of Series AA preferred stock. However, pursuant to the restrictions in its credit facilities described above the Company is prohibited from paying dividends in cash, other than cash in lieu of fractional shares. On June 30, 2005, the Company issued 7,051 additional shares of Series AA preferred stock as a dividend on the privately sold shares of Series AA preferred stock.

In accordance with the guidance the Emerging Issues Task Force Topic D-98, the Company has classified the proceeds from the issuance of the preferred stock outside of permanent equity in the mezzanine level.

9. COMMITMENTS AND CONTINGENCIES

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

10. BUSINESS HELD FOR SALE

During the second quarter 2004, the Company announced its intention to sell its cable assets in Cerritos, California. The Company acquired the Cerritos cable system in December 2003 from Verizon Media Ventures Inc. in conjunction with its acquisition of Verizon Media’s Pinellas County, Florida operations. In March 2005, the Company entered into a definitive asset purchase agreement to sell its cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10,000 cash, subject to customary closing adjustments. The Company expects the sale of the Cerritos system to close near the end of the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that the Company will complete the sale of the Cerritos cable system or that it completes the sale in a timely manner. In the event the purchaser does not receive necessary regulatory or other approvals or the other conditions to closing are not satisfied, the sale will not be completed.

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

June 30, 2005
Assets:
Cash	$108
Accounts Receivable	174
Net Property, Plant, and Equipment	602
Prepayments and Other	21

Total Assets	$905

Liabilities:
Accounts Payable	$251
Accrued Liabilities	73
Unearned Revenue	184
Advance from Affiliate	188

Total Liabilities	$696

The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations. The Cerritos cable system generated approximately $837 of revenue for the six months ended June 30, 2005.

11. SUBSEQUENT EVENTS

On July 29, 2005, the Company paid $241,680 out of escrow to fully repay the principal and accrued interest on its 12% senior notes due 2009.

On July 12, 2005, the Company entered into an interest rate agreement to mitigate interest rate risk on its adjustable rate first and second lien term loans.

The Company’s board of directors has approved a $10,800 rights offering of Series AA preferred stock, which will be made available to all of the holders of the Company’s common stock. A registration statement relating to the rights offering was filed on August 8, 2005, and the Company will commence the rights offering when the SEC declares the registration statement effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (7) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, (8) THAT WE MAY NOT COMPLETE THE SALE OF THE CERRITOS CABLE SYSTEM OR WE MAY NOT COMPLETE THE SALE IN A TIMELY MANNER, OR IN THE EVENT WE DO NOT RECEIVE NECESSARY REGULATORY OR OTHER APPROVALS OR FAIL TO SATISFY THE CONDITIONS TO CLOSING, THE TRANSACTION WILL TERMINATE, (9) THAT WE MAY NOT COMPLETE OUR RIGHTS OFFERING OR THAT WE WILL NOT SELL ALL OF THE SECUTITIES OFFERED, AND (9) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2005, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

For convenience in this quarterly report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

Overview

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City and a portion of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; and Knoxville, Tennessee. We also provide video services in Cerritos, California, but have entered into an agreement to sell our cable assets in that market. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

Recent Transactions

On May 26, 2005, we issued 920,000 shares of a newly created series of preferred stock, the Series AA preferred stock, in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9.2 million. The certificate of designations for the Series AA preferred stock provides for a cumulative dividend of 8% per annum to be paid on the Series AA preferred stock, which dividend may be paid in cash or in additional shares of Series AA preferred stock. However, pursuant to the restrictions in our new credit facilities described under “Liquidity and Capital Resources”, we are prohibited from paying dividends in cash, other than cash in lieu of fractional shares. On June 30, 2005, we issued 7,051 additional shares of Series AA preferred stock as a dividend on the privately sold shares of Series AA preferred stock. We also plan to issue an additional dividend with respect to the outstanding shares of Series AA preferred stock immediately before the completion of the rights offering.

On June 29, 2005, we entered into a first lien credit agreement and second lien credit agreement providing us with aggregate cash proceeds of $280 million. Credit Suisse, Cayman Islands Branch, acted as administrative agent and sole lead arranger. We used these proceeds, together with cash on hand, to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. Both credit facilities are guaranteed by all of our subsidiaries, except that the guarantees by certain of our subsidiaries are subject to pending regulatory approval. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries.

Highlights and Outlook

Highlights of the quarter ended June 30, 2005 include the following:

•	Continue significant operating efficiencies realized from the utilization of our single billing platform for video, voice and data services;

•	Achieved a net connection gain of 7,927, the second largest growth in connections since the second quarter of 2002;

•	Revenue for the three months ended June 30, 2005, increased to $57.3 million, the highest in the company’s history; and

•	Completed a private equity placement and issued 920,000 shares of a newly created series of preferred stock, the Series AA preferred stock for gross proceeds of $9.2 million.

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

The following table summarizes the number of marketable homes passed and connections as of June 30, 2004 and 2005.

	AS OF JUNE 30,
	2004	2005
Connections:(1)
Video(2)	168,031	173,268
Voice:
On-net	121,819	137,604
Off-net	6,040	6,096
Data	77,174	97,373

Total connections	373,064	414,341

Residential connections	336,705	373,200
Business connections	36,359	41,141

Homes passed(2)	934,437	953,021
Marketable homes passed(2)	731,187	745,406

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 23,894 and 23,337 lines as of June 30, 2004 and 2005, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.
(2)	The total number of video connections, total connections, residential connections, business connections, homes passed and marketable homes passed as of June 30, 2004 and 2005 excludes our Cerritos, California market which we plan to sell during near the end of the third quarter of 2005, and treat as discontinued operations.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of June 30, 2005 and 2004, the net carrying amount of our property, plant and equipment was approximately $303.5 million, 48% of total assets, and $325.3 million, 72% of total assets, respectively. Total capital expenditures for the six months ended June 30, 2005 and 2004 were approximately $14.0 million and $26.8 million, respectively.

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

While we believe our existing capitalization policies are reasonable, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.

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

Significant and Subjective Estimates. The following discussion and analysis of our results of operations and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.7% and 44.8% of our consolidated revenues for the three and six months ended June 30, 2005, compared to 46.1% and 46.7% for the three and six months ended June 30, 2004. Video revenues as a percentage of our total revenues have decreased as we continue to bundle more of our customers and add voice connections in Pinellas County, FL.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.9% and 34.1% of our consolidated revenues for the three and six months ended June 30, 2005, compared to 34.8% and 34.2% for the three and six months ended June 30, 2004.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services. These combined revenues accounted for approximately 21.4% and 21.1% of our consolidated revenues for the three and six months ended June 30, 2005, compared to 19.1% and 19.1% for the three and six months ended June 30, 2004.

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

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•	In providing video services, we currently compete with BellSouth, Bright House Networks, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect to compete in the near future with voice-over-IP providers.

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 50.3% and 50.6% for the three and six months ended June 30, 2005, compared to 49.7% and 49.2% for the three and six months ended June 30, 2004. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 16.2% and 16.4% for the three and six months ended June 30, 2005, compared to 14.3% and 15.1% for the three and six months ended June 30, 2004.

•	Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees. The data and other costs of services as a percentage of data and other revenue were approximately 4.4% and 3.9% for the three and six months ended June 30, 2005, compared to 4.1% and 4.4% for the three and six months ended June 30, 2004.

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

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2004 and 2005.

	Three months ended June 30,
	2004	2005
Operating revenues:
Video.	46%	45%
Voice.	35	34
Data	19	21

Total.	100	100
Operating expenses:
Cost of services	29	29
Selling, operating and administrative.	58	51
Depreciation and amortization.	34	33
Loss on early extinguishment of debt	0	1

Total.	121	114

Operating loss	(21)	(14)

Interest expense, net	(15)	(14)
Other income, net	1	1

Total other income and (expense)	(14)	(13)

Loss before income taxes, discontinued operations and preferred stock dividend	(35)	(27)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0
Preferred stock dividends	0	0

Net loss	(35)	(27)

Revenues. Operating revenues increased 8.6% from $52.8 million for the three months ended June 30, 2004, to $57.3 million for three months ended June 30, 2005. Operating revenues from video services increased 5.3% from $24.3 million for the three months ended June 30, 2004, to $25.6 million for the same period in 2005. Operating revenues from voice services increased 5.6% from $18.4 million for the three months ended June 30, 2004, to $19.4 million for the same period in 2005. Operating revenues from data and other services increased 22.0% from $10.1 million for the three months ended June 30, 2004, to $12.3 million for the same period in 2005.

The increased revenues are due primarily to an increase in the number of connections, from 373,064 as of June 30, 2004, to 414,341 as of June 30, 2005. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales, customer bundling and connections penetration;

•	Continued strong results from sales of voice and data services; and,

•	Reduction in the churn of our customer base by offering and selling a more bundled service offering.

Cost of Services. Cost of services increased 9.7% from $15.1 million for the three months ended June 30, 2004, to $16.6 million for the three months ended June 30, 2005. Cost of services for video services increased 6.8% from $12.1 million for the three months ended June 30, 2004, to $12.9 million for the same period in 2005. Cost of services for voice services increased 19.6% from $2.6 million for the three months ended June 30, 2004, to $3.1 million for the same period in 2005. Cost of services for data and other services increased 30.9% from $410,000 for the three months ended June 30, 2004, to $540,000 for the same period in 2005. The increase in our cost of services is primarily due to gains in connections and customers and cost associated with sales of our broadband carrier services. We expect our cost of services to continue to increase as we grow our customer base and add more connections. Programming costs, which are one of our largest single expense items, have been increasing over the last several years on an aggregate basis due to an increase in subscribers, as a result of internally generated growth and acquisitions, and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit.

Gross Profit. Gross profit increased 8.2% from $37.6 million for the three months ended June 30, 2004, to $40.7 million for the three months ended June 30, 2005. Gross profit for video services increased 3.9% from 12.2 million for the three months ended June 30, 2004, to $12.7.million for the same period in 2005. Gross profit for voice services increased 3.3% from $15.7 million for the three months ended June 30, 2004, to $16.3 million for the same period in 2005. Gross profit for data and other services increased 21.6% from $9.7 million for the three months ended June 30, 2004, to $11.7 million for the same period in 2005. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, decreased 4.3% from $30.7 million for the three months ended June 30, 2004, to $29.3 for the three months ended June 30, 2005. The decrease in our operating expenses included savings as operating efficiencies are realized from the utilization of our single billing platform.

Our capital market activities were $235,000 for the three months ended June 30, 2004. The 2004 expense was primarily a result of fees and charges related to our proposed financing transactions.

Our non-cash stock option compensation expense decreased from $1.8 million for the three months ended June 30, 2004 to $600,000 for the three months ended June 30, 2005. We expense options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” using a fair value based on a Black-Scholes calculation.

Our litigation fees were $23,000 for the three months ended June 30, 2004, compared to $11,000 for the three months ended June 30, 2005.

Our depreciation and amortization increased from $18.3 million for the three months ended June 30, 2004, to $18.7 million for the three months ended June 30, 2005. The increase in depreciation and amortization resulted primarily from the increased spending for additions in property, plant, equipment to upgrade our Pinellas County market to broadband capacity. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $7.4 million for the three months ended June 30, 2004, to $7.7 million for the three months ended June 30, 2005. Interest income was $180,000 for the three months ended June 30, 2004, compared to $88,000 for the same period in 2005. The decrease in interest income primarily reflects a lower average cash balance for the three months ended June 30, 2005. Interest expense was $7.7 million for the three months ended June 30, 2004, and $8.0 million for the three months ended June 30, 2005.

During the second quarter of 2004 and 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2004 was $4.97 resulting in a $198,000 gain on the adjustment of warrants to market value. The published market per share value of our common stock on June 30, 2005 was $1.91 resulting in a $42,000 gain on the adjustment of warrants to market value. Other income, net increased from $12,000 for three months ended June 30, 2004 to $139,000 for the three months June 30, 2005.

Income Tax Provision. We recorded no income tax benefit for the three months ended June 30, 2004 and 2005, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss Before Discontinued Operations. We incurred a loss before discontinued operations of $18.7 million for the three months ended June 30, 2004, compared to a loss before discontinued operations of $15.5 million for the three months ended June 30, 2005.

Net Income from Discontinued Operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. Our income from discontinued operations was $10,000 for the three months ended June 30, 2004 compared to $47,000 for the same period in 2005, and represents the income from our Cerritos operations.

Preferred Stock Dividends. On June 30, 2005, we issued 7,051 additional shares of Series AA preferred stock as a dividend on the privately sold shares of Series AA preferred stock and recognized an expense of $71,000 for the three months ended June 30, 2005.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $18.7 million and $15.6 million for the three months ended June 30, 2004 and 2005, respectively. The decrease in net loss is a result of the changes in revenues and expenses as described above.

Six months ended June 30, 2004 compared to six months ended June 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2004 and 2005.

	Six months ended June 30,
	2004	2005
Operating revenues:
Video.	47%	45%
Voice.	34	34
Data	19	21

Total.	100	100
Operating expenses:
Cost of services	29	29
Selling, operating and administrative.	57	52
Depreciation and amortization.	35	33
Loss on early extinguishment of debt	0	1

Total.	121	115

Operating loss	(21)	(15)

Interest expense, net	(14)	(14)
Other income, net	0	0

Total other income and (expense)	(14)	(14)

Loss before income taxes, discontinued operations and preferred stock dividend	(35)	(29)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0
Preferred stock dividends	0	0

Net loss	(35)	(29)

Revenues. Operating revenues increased 5.4% from $106.5 million for the six months ended June 30, 2004, to $112.3 million for six months ended June 30, 2005. Operating revenues from video services increased 1.2% from $49.7 million for the six months ended June 30, 2004, to $50.3 million for the same period in 2005. Operating revenues from voice services increased 5.2% from $36.4 million for the six months ended June 30, 2004, to $38.3 million for the same period in 2005. Operating revenues from data and other services increased 16.0% from $20.4 million for the six months ended June 30, 2004, to $23.7 million for the same period in 2005.

Cost of Services. Cost of services increased 5.8% from $30.9 million for the six months ended June 30, 2004, to $32.7 million for the six months ended June 30, 2005. Cost of services for video services increased 4.1% from $24.5 million for the six months ended June 30, 2004, to $25.5 million for the same period in 2005. Cost of services for voice services increased 13.7% from $5.5 million for the six months ended June 30, 2004, to $6.3 million for the same period in 2005. Cost of services for data and other services decreased 2.4% from $905,000 for the six months ended June 30, 2004, to $927,000 for the same period in 2005.

Gross Profit. Gross profit increased 5.3% from $75.6 million for the six months ended June 30, 2004, to $79.6 million for the six months ended June 30, 2005. Gross profit for video services decreased 1.6% from 25.2 million for the six months ended June 30, 2004, to $24.9.million for the same period in 2005. Gross profit for voice services increased 3.7% from $30.9 million for the six months ended June 30, 2004, to $32.0 million for the same period in 2005. Gross profit for data and other services increased 16.7% from $19.5 million for the six months ended June 30, 2004, to $22.7 million for the same period in 2005.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, decreased 2.4% from $60.5 million for the six months ended June 30, 2004, to $59.1 for the six months ended June 30, 2005.

Our capital market activities were $648,000 for the six months ended June 30, 2004, compared to $62,000 for the six months ended June 30, 2005.

Our non-cash stock option compensation expense decreased from $2.3 million for the six months ended June 30, 2004 to $930,000 for the six months ended June 30, 2005.

Our litigation fees were $23,000 for the six months ended June 30, 2004, compared to $26,000 for the six months ended June 30, 2005.

Our depreciation and amortization increased from $37.6 million for the six months ended June 30, 2004, to $37.3 million for the six months ended June 30, 2005.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $14.6 million for the six months ended June 30, 2004, to $15.2 million for the six months ended June 30, 2005. Interest income was $339,000 for the six months ended June 30, 2004, compared to $292,000 for the same period in 2005. Interest expense was $15.5 million for the six months ended June 30, 2004, and $15.8 million for the six months ended June 30, 2005.

During the first and second quarter of 2004 and 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2004 was $6.97 and on June 30, 2004 was $4.97 resulting in a $419.000 gain on the adjustment of warrants to market value. The published market per share value of our common stock on March 31, 2005 was $2.37 on June 30, 2005 was $1.91 resulting in a $181,000 gain on the adjustment of warrants to market value. Other income, net decreased from $164,000 for six months ended June 30, 2004 to $141,000 for the six months June 30, 2005.

Income Tax Provision. We recorded no income tax benefit for the six months ended June 30, 2004 and 2005, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss Before Discontinued Operations. We incurred a loss before discontinued operations of $37.0 million for the six months ended June 30, 2004, compared to a loss before discontinued operations of $32.5 million for the six months ended June 30, 2005.

Net Income from Discontinued Operations. Our income from discontinued operations was $10,000 for the six months ended June 30, 2004 compared to $92,000 for the same period in 2005.

Preferred Stock Dividends. On June 30, 2005, we recognized an expense of $71,000 for the six months ended June 30, 2005.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $37.0 million and $32.4 million for the six months ended June 30, 2004 and 2005, respectively.

Liquidity and Capital Resources

Overview.

In March 2005, we entered into a definitive asset purchase agreement to sell our cable assets located in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments. We expect the sale of the Cerritos system to close near the end of the third quarter of 2005, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchise in Cerritos, California. However, there can be no assurance that we will complete the sale of the Cerritos cable system or we may not complete the sale in a timely manner.

On May 26, 2005, we issued 920,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock, in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9.2 million. We have also announced our plans to complete a rights offering in the third or fourth quarter of 2005, that could result in net proceeds to the Company of up to $10.5 million. The net proceeds from the rights offering will be used to pay down existing indebtedness.

On June 29, 2005, we entered into a first lien credit agreement and second lien credit agreement providing us with aggregate cash proceeds of $280 million. Credit Suisse, Cayman Islands Branch, acted as administrative agent and sole lead arranger. We used these proceeds, together with cash on hand, to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under the $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

The first lien credit agreement provides for a five-year senior secured $185 million term loan facility, all of which is currently outstanding, and a $25 million revolving loan and letter of credit facility of which no funds have been drawn. The first lien term facility bears interest at a base rate plus 4.5% or a Eurodollar rate plus 5.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facilities is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity, but we must pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities..

The second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million. Borrowings under the second lien term facility bear interest at a base rate plus 9.0% or a Eurodollar rate plus 10.0%. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

Both credit facilities are guaranteed by all of our subsidiaries, except that the guarantees by certain of our subsidiaries are subject to pending regulatory approval. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries.

The credit agreements both contain customary representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

•	restrictions on investments;

•	restrictions on the sale of assets;

•	restrictions on the payment of cash dividends on and the redemption or repurchase of capital stock;

•	mandatory prepayment of amounts outstanding under the first lien facilities or second lien facility, as applicable, with excess cash flow, proceeds from asset sales, proceeds from the issuance of debt obligations, proceeds from any equity offerings, and proceeds from casualty losses;

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of first lien debt to EBITDA (as defined in the credit agreements), total debt to EBITDA, and EBITDA to cash interest.

The credit agreements also include customary events of default, including but not limited to:

•	nonpayment of principal, interest or other fees or amounts;

•	incorrectness of representations and warranties in any material respect;

•	violations of covenants;

•	cross defaults and cross acceleration;

•	bankruptcy;

•	material judgments;

•	ERISA events;

•	actual or asserted invalidity of provisions of or liens created under guarantees or security documents;

•	change of control;

•	material violations of environmental laws;

•	defaults under material contractual obligations; and

•	the failure to maintain our licenses and franchises if such failure would have a material adverse effect.

As discussed above, the borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. An increase of 1.0% in the interest rates payable on our credit facilities would increase our estimated debt service requirements for the third and fourth quarters of 2005 by approximately $140,000 in the aggregate. We have entered into hedging arrangements to mitigate our risk with respect to our variable rate debt.

Operating, Investing and Financing Activities.

As of June 30, 2005, we had a net working capital deficit of $11.3 million, compared to net working capital of $3.2 million as of December 31, 2004. The decrease in working capital from December 31, 2004, to June 30, 2005, is primarily due to the use of the cash to satisfy long-term debt obligations and the accrual of cash interest payable during the second quarter of 2005.

Net cash provided by operating activities from continuing operations totaled $22.5 million and $6.5 million for the six months ended June 30, 2004 and 2005, respectively, and operating activities from discontinued operations used $0.1 million for the six months ended June 30, 2004 and 2005, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	non-cash bond interest expense;

•	provision for bad debt;

•	gain on disposition of assets;

•	accretion of bank loans;

•	loss on early extinguishment of debt; and

•	gain on adjustment of warrants to market.

Net cash used for investing activities was $27.5 million and $238.2 million for the six months ended June 30, 2004 and 2005, respectively. Our investing activities for the six months ended June 30, 2004, consisted of $26.8 million of capital expenditures, $161.6 million for the purchase of short term investments, $253,000 of organizational and franchise expenditures and $500,000 of cash pledged as security partially offset by $161.5 million from the sale of short term investments and $152,000 of proceeds from the sale of property. Investing activities for the six months ended June 30, 2005, consisted of $14.0 million of capital expenditures, $4.0 million for the purchase of short term investments, $101,000 of organizational and franchise expenditures and $236.9 million of cash pledged as security, partially offset by $16.6 million from the sale of short term investments and $104,000 of proceeds from the sale of property.

We received net cash flow from financing activities of $5.5 million and $232,000 for the six months ended June 30, 2004 and 2005, respectively. Financing activities for the six months ended June 30, 2004 consisted primarily of $7.3 million of net proceeds from the fulfillment of the over allotment option of our initial public offering of common stock partially offset by $1.8 million in principal payments on debt. For the six months ended June 30, 2005, financing activities primarily consisted of $9.2 million in proceeds from the issuance of the Series AA convertible preferred stock and $280.0 million in proceeds from long-term debt, a portion of which was used to redeem our 12% senior notes due 2009 on July 29, 2005, partially offset by $47.4 million in principal payment to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and $9.5 million in expenditures related to the issuance of long-term debt.

Capital Expenditures

We spent approximately $14.0 million in capital expenditures during the six months ended June 30, 2005, of which approximately $5.5 million related to network construction and enhancement and the remainder related to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems.

We expect to spend approximately $30.5 million in capital expenditures during 2005. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

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

Contractual Obligations

The following table sets forth, as of June 30, 2005, our long-term debt, capital leases and operating lease obligations for the next twelve months ending June 30, 2006, the following five years and thereafter. The long-term debt obligations are our cash debt service obligations, including both principal and interest. The capital lease obligations are our future rental payments under one lease with a 10-year term and network fiber leasing aggreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2005.

Contractual obligations	Total	July 1, 2005 Through June 30, 2006	Payment due by period July 1, 2006 Through June 30, 2008	July 1, 2008 through June 30, 2010	After June 30, 2009
	(in thousands)
Long-term debt obligations	$517,097	$238,286	$2,381	$178,131	$98,299
Interest	161,982	33,701	57,675	56,908	13,698
Capital lease obligation	2,354	233	623	743	755
Operating lease obligations	12,024	2,422	3,378	2,051	4,173

Programming contracts (1)	152,337	50,193	102,144	0	0

Pole attachment obligations (2)	9,053	2,972	6,081	0	0

Total	$854,847	$327,807	$172,282	$237,833	$116,925

(1)	The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts
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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002 we elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. We also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Because the fair value recognition provisions of SFAS No. 123 were adopted effective January 1, 2002, we do not expect this revised standard to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not he within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for us no later than December 31, 2005. We are currently evaluating the impact, if any, on our results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB

Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments, if used, are employed as risk management tools and not for trading purposes.

The borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. We entered into hedging arrangement on July 14, 2005, to mitigate our risk with respect to our variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Previously Reported

ITEM 3. Default Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

On May 4, 2004, we held our annual meeting of stockholders. At the meeting, the holders of our common stock voted to re-elect Mr. Eugene I. Davis (with 19,638,192 shares voting for and 15,129 shares withheld), Mr. Rodger L. Johnson (with 19,637,965 shares voting for and 15,356 shares withheld) and Mr. Campbell B. Lanier (with 19,634,865 shares voting for and 18,456 shares withheld) as Class III board members to serve for three-year terms or until their successors are duly elected and qualified.

ITEM 5. Other Information

On August 11, 2005, Robert K. Mills resigned from his position as Chief Financial Officer of Knology, Inc. to pursue another career opportunity. Also on August 11, 2005, Knology Inc. appointed M. Todd Holt to serve as its Chief Financial Officer. Mr. Holt, 38, has served as Knology’s Corporate Controller since 1998. Mr. Holt has over 17 years of experience in the accounting and finance field and previously practiced public accounting as an audit manager with Ernst & Young. Mr. Holt is a member of the American Institute of Certified Public Accountants.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004)

3.2	Certificate of Designations defining the rights of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed on May 27, 2005)

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005)

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179))

10.1	$210,000,000 First Lien Credit Agreement, dated as of June 29, 2005, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent and Credit Suisse, Cayman Islands Branch, as Sole Bookrunner and Sole Lead Arranger

10.2	First Lien Pledge and Security Agreement, dated as of June 29, 2005, among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent

10.3	First Lien Guaranty, dated as of June 29, 2005, by Knology, Inc., as Borrower, and each of the subsidiaries of Knology listed on the signature pages thereof or that becomes a party thereto pursuant to Section 24 thereof.

10.4	$98,958,333 Second Lien Credit Agreement, dated as of June 29, 2005, among Knology, Inc., as Borrower and the Lenders Party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent and Credit Suisse, Cayman Islands Branch, as Sole Bookrunner and Sole Lead Arranger

10.5	Second Lien Pledge and Security Agreement, dated as of June 29, 2005, among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent

10.6	Second Lien Guaranty, dated as of June 29, 2005, by Knology, Inc., as Borrower, and each of the subsidiaries of Knology listed on the signature pages thereof or that becomes a party thereto pursuant to Section 24 thereof.

10.7	Series AA Preferred Stock Purchase Agreement, dated as of May 4, 2005, by and among Knology, Inc. and the Purchasers named therein.

10.8	Registration Rights Agreement, dated May 26, 2005, among Knology, Inc., certain holders of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.7 to Knology Inc.’s Registration Statement on Form S-3 (File No. 333-127129))

10.9	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005)

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

August 15, 2005	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

August 15, 2005	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer