Form 10-Q
period 2005-09-30
KNOLOGY INC
filed 2005-11-14
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, Knology, Inc. had 23,716,682 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,082	$14,044
Restricted cash	7,365	3,556
Short term investments	12,625	0
Accounts receivable, net of allowance for doubtful accounts of $724 and $829 as of December 31, 2004 and September 30, 2005, respectively	18,924	19,556
Prepaid expenses and other	2,735	1,888
Assets of business held for sale	887	0

Total current assets	48,618	39,044

PROPERTY, PLANT AND EQUIPMENT, NET	326,499	293,481

GOODWILL	40,834	40,834

INVESTMENTS	1,243	1,243

DEBT ISSUANCE COSTS	634	9,207

INTEREST RATE CAP AGREEMENT	0	1,527

INTANGIBLE AND OTHER ASSETS, NET	759	703

Total assets	$418,587	$386,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$179	$2,243
Accounts payable	20,428	14,261
Accrued liabilities	12,199	18,415
Unearned revenue	11,841	13,096
Unamortized investment tax credits	13	3
Liabilities of business held for sale	770	0

Total current liabilities	45,430	48,018

NONCURRENT LIABILITIES:
Notes payable	49,438	281,263
Senior unsecured notes	237,096	0
Warrants	354	195

Total noncurrent liabilities	286,888	281,458

Total liabilities	332,318	329,476

REDEEMABLE CONVERTIBLE PREFERRED STOCK	0	9,457

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	0	0
Convertible Preferred AA stock, $.01 par value per share; 3,000,000 shares authorized, 0 and 945,738 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 23,716,682 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	237	237
Additional paid-in capital	559,451	560,628
Accumulated other comprehensive income	1	0
Accumulated deficit	(473,420)	(513,759)

Total stockholders’ equity	86,269	47,106

Total liabilities and stockholders’ equity	$418,587	$386,039

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
OPERATING REVENUES:
Video	$23,683	$25,980	$73,402	$76,316
Voice	18,096	19,467	54,512	57,767
Data services and other	10,285	13,169	30,679	36,834

Total operating revenues	52,064	58,616	158,593	170,917

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	15,102	16,578	45,990	49,257
Selling, general and administrative expenses (excluding depreciation and amortization)	31,267	29,999	91,772	89,051
Depreciation and amortization	18,373	18,977	55,947	56,273
Loss on early extinguishment of debt	0	0	0	544

Total operating expenses	64,742	65,554	193,709	195,125

OPERATING LOSS	(12,678)	(6,938)	(35,116)	(24,208)

OTHER INCOME (EXPENSE):
Interest income	193	669	532	961
Interest expense	(7,701)	(10,026)	(23,225)	(25,830)
Gain on adjustment of warrants to market	85	(53)	504	127
Other income (expense), net	19	(129)	183	12

Total other expense	(7,404)	(9,539)	(22,006)	(24,730)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(20,082)	(16,477)	(57,122)	(48,938)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,511 in 2005)	43	8,507	53	8,599

NET LOSS	(20,039)	(7,970)	(57,069)	(40,339)
PREFERRED STOCK DIVIDENDS	0	(187)	0	(258)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,039)	$(8,157)	$(57,069)	$(40,597)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.85)	$(0.70)	$(2.42)	$(2.07)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.00	0.36	0.00	0.36

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.85)	$(0.34)	$(2.41)	$(1.71)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,685,333	23,706,392	23,641,036	23,703,028

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,069)	$(40,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,947	56,273
Non-cash stock option compensation	2,850	1,398
Non-cash interest expense	12,059	388
Gain on interest rate cap agreement	0	(257)
Provision for bad debt	3,380	2,700
Income and gain on discontinued operations	0	(8,599)
Gain on disposition of assets	(29)	(3)
Accretion of bank loan	0	167
Loss on early extinguishment of debt	0	544
Gain on adjustment of warrants to market	(504)	(127)
Changes in operating assets and liabilities:
Accounts receivable	(2,103)	(2,977)
Prepaid expenses and other	(160)	165
Accounts payable	4,277	(6,168)
Accrued liabilities	13,372	6,216
Unearned revenue	(281)	1,256

Total adjustments	88,808	50,976

Net cash provided by operating activities from continuing operations	31,739	10,637

Net cash used in operating activities from discontinued operations	(87)	(401)

Net cash provided by operating activities	31,652	10,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,741)	(21,300)
Purchase of short term investments	(176,375)	(4,000)
Proceeds from sale of short term investments	184,700	16,625
Franchise and other intangible expenditures	(363)	(245)
Proceeds from sale of property	166	150
Cash (pledged)/returned as security	(535)	3,809

Net cash used in investing activities from continuing operations	(38,148)	(4,961)

Net cash provided by investing activities from discontinued operations	0	9,458

Net cash (used in) provided by investing activities	(38,148)	4,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(2,700)	(285,046)
Proceeds from exercised stock options	0	4
Proceeds from exercised warrants	0	2
Purchase of interest rate cap	0	(1,270)
Proceeds from public equity offering, net of transaction costs	7,273	0
Proceeds from issuance of convertible preferred stock	0	9,200
Expenditures related to issuance of long term debt	(371)	(9,661)
Proceeds from long term debt	0	280,000

Net cash provided by (used in) financing activities	4,202	(6,771)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,294)	7,962
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,575	6,082

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,281	$14,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,759	$23,225

Non-cash financing activities: Debt acquired in capital lease transactions	$0	$1,285

Preferred stock dividend paid in kind	$0	$258

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

In our Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as financing activity. In the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation, which resulted in a $535 decrease in investing cash flows and a corresponding increase in financing cash flows from the amounts previously reported.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002 the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. Because the fair value recognition provisions of SFAS No. 123 were adopted effective January 1, 2002, the Company does not expect this revised standard to have a material impact on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No.3 (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of September 30, 2005, the Company has $3,556 of cash that is restricted in use. Of this amount, $1,001 is in escrow in connection with the sale of discontinued operations. Also, the Company has pledged $2,555 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

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

Short term investments consist of adjustable rate securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. All adjustable rate securities held as of December 31, 2004 were sold during the first quarter of 2005.

The available-for-sale securities at December 31, 2004 and September 30, 2005 included the following:

	December 31, 2004	September 30, 2005
Amortized Cost	$12,624	$0
Fair Value	$12,625	$0
Unrealized Gain (Loss)	$1	$0

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2005 impairment test.

Intangible assets as of December 31, 2004 and September 30, 2005, respectively, were as follows:

	December 31, 2004	September 30, 2005	Amortization Period (Years)
Customer base	$441	$463	3
Other	356	578	1-15

Gross carrying value of intangible assets subject to amortization	797	1,041
Less accumulated amortization	489	775

Net carrying value of intangible assets subject to amortization	$308	$266

Goodwill	$40,834	$40,834

Amortization expense related to intangible assets was $251 and $287 for the nine months ended September 30, 2004 and 2005, respectively.

7. DEBT

On June 29, 2005, we entered into a first lien credit agreement and second lien credit agreement providing us with aggregate cash proceeds of $280,000. Credit Suisse, Cayman Islands Branch, acted as administrative agent and sole lead arranger. We used these proceeds, together with cash on hand, to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. The first lien credit agreement also provides a five-year senior secured revolving loan and letter of credit facility up to $25,000, of which no amount was outstanding as of September 30, 2005.

On July 12, 2005, we entered into an interest rate cap agreement with Credit Suisse First Boston International at a notional amount of $280,000 to cap its adjustable rate debt at 5%, mitigating interest rate risk on its first and second lien term loans. The company paid $1,200 for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The cap agreement has a fair value of $1,500 as of September 30, 2005, resulting in a gain of $257, which was recorded net in interest expense. Changes in fair value will continue to be recorded in earnings since the cap rate agreement was not designated as a hedge under SFAS no 133 “Accounting for Derivative Instruments and Hedging Activities”.

Long-term debt at December 31, 2004 and September 30, 2005 consists of the following:

	December 31, 2004	September 30, 2005
First Lien term loan, at a rate of LIBOR plus 5.5%, with 1% annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	$0	$184,537

Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	0	95,555

Senior unsecured notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% from November 6, 2002 to November 30, 2004, interest payable semiannually at 12% as of November 30, 2004, with principal and unpaid interest due November 30, 2009.	237,096	0

Senior secured Wachovia credit facility, at a rate of LIBOR plus 3.75%, interest payable quarterly, with principal and any unpaid interest due September 10, 2007.	15,465	0

Senior secured CoBank term credit facility, at a rate of LIBOR plus 3.5%, interest payable quarterly, principal payments due quarterly beginning Jan 2007 with final principal and any unpaid interest due June 30, 2009.	31,895	0

Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through November 2011.	2,257	3,414

	286,713	283,506

Less current maturities	179	2,243

	$286,534	$281,263

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries.

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

As of September 30, 2005, the Company was in compliance with all of its debt covenants.

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

9. DISPOSAL OF DISCONTINUED OPERATIONS

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10,000 in cash, subject to customary closing adjustments. $1,000 of cash proceeds is in escrow of which $500 is expected to be paid out March 12, 2006 and the remaining $500 is expected to be paid out September 12, 2006. After recording transaction costs of $696 and writing off net assets of $605, the company recorded a gain of $8,500. The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations. The Cerritos cable system generated approximately $2,258 of revenue for the nine months ended September 30, 2005.

10. PREFERRED STOCK

On May 4, 2005, the Company entered into a Series AA Preferred Stock Purchase Agreement with certain existing and new investors. On May 26, 2005, the Company sold 920,000 shares of a newly authorized Series AA Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $10 per share or $920,000 in the aggregate, net of transaction costs. Dividends accrue daily on the Preferred Stock at an 8% annual rate. On September 30, 2005, the Company issued 18,693 shares of Preferred Stock as payment for dividends accrued during the third quarter. The shares of Preferred Stock are convertible into shares of the Common Stock at any time at the option of the holder and automatically upon the earlier of (1) the date on which the volume weighted average sales price of the Common Stock has exceeded $8.00 per share for 20 consecutive trading days, and (2) the election of the holders of a majority of the outstanding Preferred Stock. Each share of the Preferred Stock is convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock (currently $10 per share) divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. The Company has the right to redeem the outstanding Preferred Stock, in whole or in part, on one or more dates fixed by Knology occurring on or after December 31, 2011 at a redemption price equal to then-current Liquidation Value. In addition, the Company is required to offer to redeem all of the outstanding shares of Preferred Stock on the earlier of December 31, 2011 or a “change of control” of the Company, as such term is defined in the certificate of designations for the Preferred Stock. The Preferred Stock is shown in the Mezzanine section of the Balance Sheet between liabilities and equity.

11. SUBSEQUENT EVENTS

On September 19, 2005, the Company commenced a rights offering of Preferred Stock that was available to all of the holders of the Company’s common stock. On October 31, 2005, the Company received gross offering proceeds of $10,800 and selling shareholders received proceeds of $1,900. On November 1, 2005, the Company used net offering proceeds to pay down principal of $10,400 million on the first lien credit facility.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2005, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

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

Recent Transactions

On October 27, 2005 we issued 1,080,000 Series AA convertible preferred shares offered in a previously announced rights offering transaction. We received gross offering proceeds of $10,800,000, and certain selling shareholders received proceeds of $1,918,390 upon the sale of 191,839 shares of Series AA convertible preferred stock also offered in the rights offering. On November 1, 2005, we used the net proceeds to pay down indebtedness under our first lien credit facility.

On September 12, 2005 we completed the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash. $1.0 million of the proceeds is in escrow, of which $500,000 is expected to be released in March 2006 and the remaining $500,000 is expected to be released in September 2006. The net proceeds from the sale can be used for general corporate purposes, including the funding of success-based capital expenditures and operating expenses. We had acquired the Cerritos cable system in December 2003 from Verizon Media Ventures Inc. in conjunction with its acquisition of Verizon Media’s Pinellas County, Florida operations.

Highlights and Outlook

Highlights of the quarter ended September 30, 2005 include the following:

•	Achieved a net connection gain of 11,893;

•	Revenue for the three months ended September 30, 2005, increased to $58.6 million, the highest in the company’s history;

•	Closed the sale of cable assets located in Cerritos, California for $10.0 million in cash further enhancing the company’s liquidity position; and

•	Subsequent to quarter end, completed a rights offering and issued 1,080,000 shares of Series AA convertible preferred stock for gross proceeds of $10.8 million.

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

The following table summarizes the number of marketable homes passed and connections as of September 30, 2004 and 2005.

	AS OF SEPTEMBER 30,
	2004	2005
Connections:(1)
Video(2)	169,089	175,294
Voice:
On-net	125,337	142,161
Off-net	5,978	6,224
Data	82,152	102,555

Total connections	382,556	426,234

Residential connections	345,194	383,294
Business connections	37,362	42,940

Homes passed(2)	941,827	955,497
Marketable homes passed(2)	736,223	747,776

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 23,650 and 23,192 lines as of September 30, 2004 and 2005, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2)	The total number of video connections, total connections, residential connections, business connections, homes passed and marketable homes passed as of September 30, 2004 and 2005 excludes the Cerritos, California market which we sold prior to the end of the third quarter of 2005, and treated as discontinued operations.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of September 30, 2005 and 2004, the net carrying amount of our property, plant and equipment was approximately $293.5 million, 76% of total assets, and $326.0 million, 74% of total assets, respectively. Total capital expenditures for the nine months ended September 30, 2005 and 2004 were approximately $21.3 million and $45.7 million, respectively.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.3% and 44.7% of our consolidated revenues for the three and nine months ended September 30, 2005, compared to 45.5% and 46.3% for the three and nine months ended September 30, 2004. Video revenues as a percentage of our total revenues have decreased as we continue to bundle more of our customers and add voice connections in Pinellas County, FL.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.2% and 33.8% of our consolidated revenues for the three and nine months ended September 30, 2005, compared to 34.8% and 34.4% for the three and nine months ended September 30, 2004.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services. These combined revenues accounted for approximately 22.5% and 21.5% of our consolidated revenues for the three and nine months ended September 30, 2005, compared to 19.7% and 19.3% for the three and nine months ended September 30, 2004.

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

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•	In providing video services, we currently compete with BellSouth, Bright House Networks, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also compete with voice-over-IP providers.

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 49.2% and 50.2% for the three and nine months ended September 30, 2005, compared to 50.9% and 49.8% for the three and nine months ended September 30, 2004. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 16.6% and 16.4% for the three and nine months ended September 30, 2005, compared to 14.3% and 14.9% for the three and nine months ended September 30, 2004.

•	Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees. The data and other costs of services as a percentage of data and other revenue were approximately 4.2% and 4.0% for the three and nine months ended September 30, 2005, compared to 4.5% and 4.5% for the three and nine months ended September 30, 2004.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2004 and 2005.

	Three months ended September 30,
	2004	2005
Operating revenues:
Video.	45%	44%
Voice.	35	33
Data	20	23

Total.	100	100
Operating expenses:
Cost of services	29	29
Selling, operating and administrative.	60	51
Depreciation and amortization.	35	32
Loss on early extinguishment of debt	0	0

Total.	124	112

Operating loss	(24)	(12)

Interest expense, net	(14)	(16)
Other income, net	0	0

Total other income and (expense)	(14)	(16)

Loss before income taxes, discontinued operations and preferred stock dividend	(38)	(28)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	14
Preferred stock dividends	0	0

Net loss	(38)	(14)

Revenues. Operating revenues increased 12.6% from $52.1 million for the three months ended September 30, 2004, to $58.6 million for three months ended September 30, 2005. Operating revenues from video services increased 9.7% from $23.7 million for the three months ended September 30, 2004, to $26.0 million for the same period in 2005. Operating revenues from voice services increased 7.6% from $18.1 million for the three months ended September 30, 2004, to $19.5 million for the same period in 2005. Operating revenues from data and other services increased 28.0% from $10.3 million for the three months ended September 30, 2004, to $13.2 million for the same period in 2005.

The increased revenues are due primarily to an increase in the number of connections, from 382,556 as of September 30, 2004, to 426,234 as of September 30, 2005. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales, customer bundling and connections penetration;

•	Continued strong results from sales of video, voice and data services; and

•	Reduction in the churn of our customer base by offering and selling a more bundled service offering.

Cost of Services. Cost of services increased 9.8% from $15.1 million for the three months ended September 30, 2004, to $16.6 million for the three months ended September 30, 2005. Cost of services for video services increased 6.2% from $12.0 million for the three months ended September 30, 2004, to $12.8 million for the same period in 2005. Cost of services for voice services increased 24.7% from $2.6 million for the three months ended September 30, 2004, to $3.2 million for the same period in 2005. Cost of services for data and other services increased 20.1% from $463,000 for the three months ended September 30, 2004, to $556,000 for the same period in 2005. The increase in our cost of services is primarily due to gains in connections and customers and cost associated with sales of our broadband carrier services. We expect our cost of services to continue to increase as we grow our customer base and add more connections. Programming costs, which are one of our largest single expense items, have been increasing over the last several years on an aggregate basis due to an increase in subscribers, as a result of internally generated growth and acquisitions, and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue. We may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit.

Gross Profit. Gross profit increased 13.7% from $37.0 million for the three months ended September 30, 2004, to $42.0 million for the three months ended September 30, 2005. Gross profit for video services increased 13.3% from 11.6 million for the three months ended September 30, 2004, to $13.2 million for the same period in 2005. Gross profit for voice services increased 4.7% from $15.5 million for the three months ended September 30, 2004, to $16.2 million for the same period in 2005. Gross profit for data and other services increased 28.4% from $9.8 million for the three months ended September 30, 2004, to $12.6 million for the same period in 2005. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, decreased 4.1% from $31.3 million for the three months ended September 30, 2004, to $30.0 for the three months ended September 30, 2005. The decrease in our operating expenses included savings as operating efficiencies are realized from the utilization of our single billing platform. Our operating expenses include capital market activities which were $8,000 for the three months ended September 30, 2004 with no capital market activities expense for the same period in 2005, litigation fees which were $23,000 for the three months ended September 30, 2004, compared to $11,000 for the three months ended September 30, 2005 and non-cash stock option compensation expense which decreased from $568,000 for the three months ended September 30, 2004 to $467,000 for the three months ended September 30, 2005. We expense our options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” using a fair value based on a Black-Scholes calculation.

Our depreciation and amortization increased from $18.4 million for the three months ended September 30, 2004, to $19.0 million for the three months ended September 30, 2005. The increase in depreciation and amortization resulted primarily from the increased spending for additions in property, plant, equipment to upgrade our Pinellas County market to broadband capacity. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $7.4 million for the three months ended September 30, 2004, to $9.5 million for the three months ended September 30, 2005. Interest income was $180,000 for the three months ended September 30, 2004, compared to $669,000 for the same period in 2005. Interest expense was $7.7 million for the three months ended September 30, 2004, and $10.0 million for the three months ended September 30, 2005. The higher interest income and interest expense is primarily a result of a thirty-day call notice on our 12.0% senior notes due 2009 as required by the indenture agreement governing the terms of the senior notes. During this thirty-day period from June 29, 2005 to July 29, 2005 we maintained a large balance of cash from the proceeds of the first and second lien facilities in an escrow account earning interest income. Additionally we incurred interest expense on the senior notes, as well as the first and second lien facilities.

During the third quarter of 2004 and 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share values of our common stock on June 30, 2004 was $4.97 and on September 30, 2004 was $4.15, resulting in an $84,000 gain on the adjustment of warrants to market value. The published market per share value of our common stock on June 30, 2005 was $1.91 and on September 30, 2005 was $2.63, resulting in a $53,000 loss on the adjustment of warrants to market value. Other income, net increased from $19,000 for three months ended September 30, 2004 to $129,000 for the three months September 30, 2005.

Income Tax Provision. We recorded no income tax benefit for the three months ended September 30, 2004 and 2005, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss Before Discontinued Operations. We incurred a loss before discontinued operations of $20.0 million for the three months ended September 30, 2004, compared to a loss before discontinued operations of $16.5 million for the three months ended September 30, 2005.

Net Income from Discontinued Operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. Our income from discontinued operations was $53,000 for the three months ended September 30, 2004 compared to $8.5, million for the same period in 2005, and represents the income from our Cerritos operations and a gain on the sale of the Cerritos assets of $8.5 million for the quarter ended September 30, 2005.

Preferred Stock Dividends. On September 30, 2005, we issued 18,687 additional shares of Series AA preferred stock as a dividend on the privately sold shares of Series AA preferred stock and recognized an expense of $187,000 for the three months ended September 30, 2005.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $20.0 million and $8.2 million for the three months ended September 30, 2004 and 2005, respectively. The decrease in net loss is a result of the changes in revenues and expenses and the gain on the sale of our Cerritos assets as described above.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2004 and 2005.

	Nine months ended September 30,
	2004	2005
Operating revenues:
Video.	46%	45%
Voice.	35	34
Data	19	21

Total.	100	100
Operating expenses:
Cost of services	29	29
Selling, operating and administrative.	58	52
Depreciation and amortization.	35	33
Loss on early extinguishment of debt	0	0

Total.	122	114

Operating loss	(22)	(14)

Interest expense, net	(14)	(15)
Other income, net	0	0

Total other income and (expense)	(14)	(15)

Loss before income taxes, discontinued operations and preferred stock dividend	(36)	(29)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	5
Preferred stock dividends	0	0

Net loss	(36)	(24)

Revenues. Operating revenues increased 7.8% from $158.6 million for the nine months ended September 30, 2004, to $170.9 million for nine months ended September 30, 2005. Operating revenues from video services increased 4.0% from $73.4 million for the nine months ended September 30, 2004, to $76.3 million for the same period in 2005. Operating revenues from voice services increased 6.0% from $54.5 million for the nine months ended September 30, 2004, to $57.8 million for the same period in 2005. Operating revenues from data and other services increased 20.1% from $30.7 million for the nine months ended September 30, 2004, to $36.8 million for the same period in 2005.

Cost of Services. Cost of services increased 7.1% from $46.0 million for the nine months ended September 30, 2004, to $49.3 million for the nine months ended September 30, 2005. Cost of services for video services increased 4.8% from $36.5 million for the nine months ended September 30, 2004, to $38.3 million for the same period in 2005. Cost of services for voice services increased 17.2% from $8.1 million for the nine months ended September 30, 2004, to $9.5 million for the same period in 2005. Cost of services for data and other services increased 8.4% from $1.4 million for the nine months ended September 30, 2004, to $1.5 million for the same period in 2005.

Gross Profit. Gross profit increased 8.0% from $112.6 million for the nine months ended September 30, 2004, to $121.7 million for the nine months ended September 30, 2005. Gross profit for video services increased 3.1% from 36.9 million for the nine months ended September 30, 2004, to $38.0 million for the same period in 2005. Gross profit for voice services increased 4.0% from $46.4 million for the nine months ended September 30, 2004, to $48.3 million for the same period in 2005. Gross profit for data and other services increased 20.6% from $29.3 million for the nine months ended September 30, 2004, to $35.4 million for the same period in 2005.

Operating Expenses. Our operating expenses, excluding depreciation and amortization, decreased 3.0% from $91.8 million for the nine months ended September 30, 2004, to $89.1 for the nine months ended September 30, 2005. Our operating expenses include capital market activities which were $655,000 for the nine months ended September 30, 2004 compared to $62,000 for the nine months ended September 30, 2005, litigation fees which were $23,000 for the nine months ended September 30, 2004 compared to $46,000 for the nine months ended September 30, 2005 and non-cash stock option compensation expense which decreased from $2.8 million for the nine months ended September 30, 2004 to $1.4 million for the nine months ended September 30, 2005.

Our depreciation and amortization increased from $55.9 million for the nine months ended September 30, 2004, to $56.3 million for the nine months ended September 30, 2005.

Other Income and Expense, Including Interest Income and Interest Expense. Our total other expense increased from $22.0 million for the nine months ended September 30, 2004, to $24.7 million for the nine months ended September 30, 2005. Interest income was $532,000 for the nine months ended September 30, 2004, compared to $961,000 for the same period in 2005. Interest expense was $23.2 million for the nine months ended September 30, 2004, and $25.8 million for the nine months ended September 30, 2005.

During the first, second and third quarters of 2004 and 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2003 was $9.03 and on September 30, 2004 was $4.15, resulting in a $504.000 gain on the adjustment of warrants to market value. The published market per share value of our common stock on December 31, 2004 was $3.90 and on September 30, 2005 was $2.63 resulting in a $127,000 gain on the adjustment of warrants to market value. Other income, net decreased from $159,000 for nine months ended September 30, 2004 to $13,000 for the nine months September 30, 2005.

Income Tax Provision. We recorded no income tax benefit for the nine months ended September 30, 2004 and 2005, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss Before Discontinued Operations. We incurred a loss before discontinued operations of $57.1 million for the nine months ended September 30, 2004, compared to a loss before discontinued operations of $48.9 million for the nine months ended September 30, 2005.

Net Income from Discontinued Operations. Our income from discontinued operations was $53,000 for the nine months ended September 30, 2004 compared to $8.6 million for the same period in 2005.

Preferred Stock Dividends. On September 30, 2005, we recognized an expense of $257,000 for the nine months ended September 30, 2005.

Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $57.1 million and $40.6 million for the nine months ended September 30, 2004 and 2005, respectively.

Liquidity and Capital Resources

Overview.

On July 29, 2005, we used the proceeds from the first and second lien agreements, as arranged by Credit Suisse, Caymen Islands branch, together with cash on hand, to redeem our 12% senior notes due 2009.

On September 12, 2005, we completed the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to certain closing adjustments. The net proceeds from the sale will be used for general corporate purposes, including the funding of success-based capital expenditures and operating expenses. $1.0 million of the proceeds is recorded as restricted cash as of September 30, 2005 and represents an escrow requirement in connection with the closing. $500,000 of this balance is expected to be released in March 2006, with the remaining 500,000 expected to be released in September 2006.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

Our first lien credit agreement provides for a five-year senior secured $185 million term loan facility, all of which is currently outstanding, and a $25 million revolving loan and letter of credit facility of which no funds have been drawn. The first lien term facility bears interest at a base rate plus 4.5% or a Eurodollar rate plus 5.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facilities is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity, but we must pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. On November 1, 2005 we repaid $10.4 million outstanding under our first lien credit agreement with the proceeds from our equity rights offering.

Our second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million. Borrowings under the second lien term facility bear interest at a base rate plus 9.0% or a Eurodollar rate plus 10.0%. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries.

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

As discussed above, the borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. An increase of 1.0% in the interest rates payable on our credit facilities would increase our estimated debt service requirements for the third and fourth quarters of 2005 by approximately $140,000 in the aggregate. We have entered into hedging arrangements to mitigate our risk with respect to our variable rate debt. For the quarter ended September 30, 2005 we recognized a gain on our interest rate hedge of $257,000.

As of September 30, 2005 we were in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of September 30, 2005, we had a net working capital deficit of $8.9 million, compared to net working capital of $3.2 million as of December 31, 2004. The decrease in working capital from December 31, 2004, to September 30, 2005, is primarily due to the use of the cash to satisfy long-term debt obligations and the accrual of cash interest payable during the 2005.

Net cash provided by operating activities from continuing operations totaled $31.7 million and $10.6 million for the nine months ended September 30, 2004 and 2005, respectively, and operating activities from discontinued operations used $0.1 million and $0.4 million for the nine months ended September 30, 2004 and 2005, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	non-cash bond interest expense;

•	gain on interest rate cap agreement

•	provision for bad debt;

•	income and gain on discontinued operations

•	gain on disposition of assets;

•	accretion of bank loans;

•	loss on early extinguishment of debt; and,

•	gain on adjustment of warrants to market.

Net cash used for investing activities was $38.1 million for the nine months ended September 30, 2004, and investing activities provided $4.5 million for the nine months ended September 30, 2005. Our investing activities for the nine months ended September 30, 2004, consisted of $45.7 million of capital expenditures, $176.4 million for the purchase of short term investments, $363,000 of organizational and franchise expenditures and $535,000 of cash pledged as security partially offset by $184.7 million from the sale of short term investments and $166,000 of proceeds from the sale of property. Investing activities for the nine months ended September 30, 2005, consisted of $21.3 million of capital expenditures, $4.0 million for the purchase of short term investments and $245,000 of organizational and franchise expenditures, partially offset by $16.6 million from the sale of short term investments, $150,000 of proceeds from the sale of property and $3.8 million of cash returned as security. Discontinued operations provided $9.5 million in investing activities for the nine months ended September 30, 2005.

We received net cash flow from financing activities of $4.2 million for the nine months ended September 30, 2004, and financing activities used $6.8 for the nine months ended September 30, 2005. Financing activities for the nine months ended September 30, 2004 consisted primarily of $7.3 million of net proceeds from the fulfillment of the over allotment option of our initial public offering of common stock partially offset by $2.7 million in principal payments on debt. For the nine months ended September 30, 2005, financing activities primarily consisted of $9.2 million in proceeds from the issuance of the Series AA convertible preferred stock and $280.0 million in proceeds from long-term debt, offset by $285.0 million used to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem all of our 12% senior notes due 2009, $1.3 million for the purchase of an interest rate hedging agreement and $9.6 million in expenditures related to the issuance of long-term debt.

Capital Expenditures

We spent approximately $21.3 million in capital expenditures during the nine months ended September 30, 2005, of which approximately $8.8 million related to network construction and enhancement and the remainder related to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems.

We expect to spend approximately $31 to $33 million in capital expenditures during 2005. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

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

Contractual Obligations

The following table sets forth, as of September 30, 2005, our long-term debt, capital leases and operating lease obligations for the next 12 months ending September 30, 2006, the following five years and thereafter. The long-term debt obligations are our cash debt service obligations, including both principal and interest. The capital lease obligations are our future rental payments under one lease with a 10-year term and network fiber leasing agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005.

Contractual obligations	Payment due by period
	Total	October 1, 2005 Through September 30, 2006	October 1, 2006 Through September 30, 2008	October 1, 2008 through September 30, 2010	After September 30, 2010
	(in thousands)
Long-term debt obligations	$279,703	$11,690	$2,381	$167,168	$98,464
Interest	150,102	29,072	57,580	53,081	10,369
Capital lease obligation	2,307	257	638	759	653
Operating lease obligations	11,326	2,238	3,195	1,942	3,951

Programming contracts (1)	139,929	50,401	89,528	0	0

Pole attachment obligations (2)	8,311	2,976	5,335	0	0

Total	$591,678	$96,634	$158,657	$222,950	$113,437

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to other litigation in the normal course of our business. However, in our opinion, there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations or liquidity. We are also a party to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

ITEM 3. Default Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended September 30, 2004)

3.2	Certificate of Designations defining the rights of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed on May 27, 2005)

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005)

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179))

10.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005)

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

November 14, 2005	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

November 14, 2005	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer