Form 10-K
period 2005-12-31
KNOLOGY INC
filed 2006-03-28
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2005, was approximately $33.4 million, computed based on the closing sale price as quoted on the Nasdaq National Market on that date.

As of January 31, 2006, we had 24,255,225 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant’s proxy statement on Schedule 14A for its 2006 Annual Meeting of Stockholders, to be held May 2, 2006, are incorporated by reference into Part III of this Form 10-K.

i

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2005 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

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

ii

PART I

For convenience in this annual report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

ITEM 1.	BUSINESS

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. For the year ended December 31, 2005, our revenues were $230.9 million and we had a net loss attributable to common stockholders of $55.4 million. Video, voice and data revenues accounted for approximately 44%, 34% and 22%, respectively, of our consolidated revenues for the year ended December 31, 2005. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2005, we had approximately 433,000 total connections.

We provide our services over our wholly owned, fully upgraded 750 MHz interactive broadband network. As of December 31, 2005, our network passed approximately 750,000 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for seven years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee and portions of Pinellas County, Florida. We began offering our bundled service package in Pinellas County, Florida during 2004 on a limited basis. We plan to complete the enhancement of our network assets in Pinellas County making the bundle offering available to all of our marketable passings.

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

We were formed as a Delaware corporation in September 1998, and our common stock began trading publicly on the Nasdaq National Market in December 2003.

Website Access to SEC Filings.

The Company makes its SEC filings, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the Company’s Internet website, www.knology.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

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

Incumbent cable operators are working to expand their core services to begin offering a bundled package of services. Many of the cable operators’ bundling strategies include the provision of Internet based voice services for their customers. Most of the major providers have announced plans to roll out Voice over Internet Protocol (VoIP) services in the next few years. Some operators have circuit-switched networks in some of their markets that are capable of offering voice services. According to the National Cable Television Association (NCTA), as of December 31, 2005, there were approximately 3.5 million cable voice customers in the United States. However, most cable providers will need to incur additional capital costs to upgrade their existing networks for voice capability. In addition, they will need to devote and develop significant management resources for the deployment of voice services on a large scale.

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

Our Strategy

Our goal is to be the leading provider of integrated broadband communications services to residential and business customers in our target markets and to fully leverage the capacity and capability of our interactive broadband network. The key components of our strategy include:

•	Focus on offering fully integrated bundles of video, voice and data services. We provide video, voice and data services over our broadband network and promote the adoption of these services by new and existing customers in bundled offerings. Bundling is central to our operating strategy and provides us with meaningful revenue opportunities, enables us to increase penetration and operating efficiencies, facilitates customer service, and reduces customer acquisition and installation costs. We believe that offering our customers a bundle of video, voice and data services allows us to maximize the revenue generating capability of our network, increase revenue per customer, provide greater pricing flexibility and promote customer retention.

•	Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. All of our network is a minimum of 750MHz, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, interactive television, high-definition television, Internet Protocol Centrex services and passive optical network services in our markets. We continue enhancing our network assets in Pinellas County, Florida to provide voice services, which we began offering in late 2004.

•

Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. Through our call center, which we operate 24 hours a day, seven days a week, we deliver personalized and responsive customer care that promotes customer loyalty. Through our network operations center, we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. As we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have an enterprise management system that enhances our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services.

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

Our Interactive Broadband Network

Our network is critical to the implementation of our operating strategy, allowing us to offer bundled video, voice and data services to our customers in an efficient manner and with a high level of service. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

•	redundant fiber routing and use of SONET protocol which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

•	network monitoring to the customer premises for all digital video, voice and data services.

Technical overview

Our interactive broadband network consists of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communications medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system’s main high capacity fiber-optic cables connect to multiple nodes throughout a network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers, generally 500 homes. We have sufficient fibers in our cables to further subdivide our nodes to 125 homes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing video, data transmission and voice service.

As of December 31, 2005, our network consisted of approximately 10,200 miles of network, passed approximately 750,000 marketable homes and served approximately 427,000 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that if there is a single point of failure on a fiber ring, our service will continue.

We power our network from locations called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by hubs are equipped with back-up power. Our redundant fiber-optic cables and network powering systems allow us to provide circuit-based voice services consistent with industry reliability standards for traditional telephone systems.

We monitor our network 24 hours a day, seven days a week from our network operations center in West Point, Georgia. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

Video

We offer video services over our network in the same way that traditional cable companies provide cable TV service. Our network is designed for an analog and digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to hubs, the distribution point within our customers’ neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

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

Our Bundled Service Offering

We offer a complete solution of video, voice and data services in all of our markets. We have begun enhancing our network assets in Pinellas County, Florida that we acquired from Verizon Media to provide voice services and offer these services to approximately 60% of that market.

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

Video services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2005, we provided video services to 175,472 connections. As of December 31, 2005, 32.6% of our video connections subscribed for digital video.

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

Voice services

Our voice services include local and long-distance telephone services. Our telephone packages can be customized to include different combinations of the following core services:

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

Data services

We offer tiered data services to both residential and business customers that include high-speed connections to the Internet using cable modems. Because a customer’s Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. We offer IntroNet, a high speed service aimed at first-time or dial-up Internet users. IntroNet is available at speeds of 256k which is faster than traditional dial-up, but slower than our typical high-speed service, and priced at a discount to our faster product. The IntroNet product has been successful in capturing additional market share for us and providing a customer base to which higher speed data services may be marketed. Our data packages generally include the following:

•	speed from four up to seven megabits per second;

•	specialized technical support 24 hours a day, seven days a week;

•	access to exclusive local content, weather, national news, sports and financial reports;

•	value-added features such as e-mail accounts, on-line storage, spam protection and parental controls; and

•	a DOCSIS-compliant modem installed by a trained professional.

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

We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products and currently exceed the industry standards for call answer times. We operate a centralized customer service call center in Augusta, Georgia, which handles all customer service transactions. In addition, we provide our business customers with local customer service, which we believe improves our responsiveness to customer needs and distinguishes our product in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings and is consistent with our bundling strategy.

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

Sales and Marketing

We believe that we were the first-to-market service provider of a bundled video, voice and data communications service package in our current markets. Our sales and marketing materials emphasize the convenience, savings and improved service that can be obtained by subscribing to our bundled services.

We position ourselves as the local provider of choice in our markets, with a strong local customer interface and community presence, while simultaneously taking advantage of economies of scale from the centralization of certain marketing functions.

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

We have implemented customer relationship management and retention techniques, as well as customer referral tactics, including newsletters and personalized e-mail communications. These programs are designed to increase loyalty and retention and to vertically integrate our current base of customers.

Pricing for Our Products and Services

In June 2005, we repackaged our core products into seven pre-packaged combinations known as “Simple Solutions”. Our Simple Solutions offerings include four triple-play bundles (video, voice and data) designed with speed and content in increasing values, and three two-product bundles. The Simple Solution bundles significantly reduced the number of plans our sales and call center personnel handle, simplifying the customers experience and reducing the products supported in the billing system by our IT department. Product acceptance by new and existing customers has been strong. Through strategic pricing to our legacy customers and bundle upgrades, we are migrating customers to the new plans in an effort to eliminate the legacy plans in our billing system.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2005, approximately 64% of our programming was sourced from the cooperative which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

We currently serve the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes 12/31/2005	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	89,700	1995	1997	1997
1995	Acquired	Columbus, GA	70,500	1995	1998	1998
1997	Acquired	Panama City, FL	60,400	1997	1998	1998
1998	Acquired	Huntsville, AL	83,200	1998	1999	1999
1998	Built	Charleston, SC	68,100	1998	1998	1998
1998	Built	Augusta, GA	54,200	1998	1998	1998
1999	Acquired	West Point, GA	12,300	1999	1999	1999
2000	Built	Knoxville, TN	39,200	2001	2001	2001
2003	Acquired	Pinellas, FL	272,000	2003	2004	2003

New Markets

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

Competition

We compete with a variety of communications companies because of the broad number of video, voice and data services we offer. Competition is based on service, content, reliability, bundling, value and convenience. Virtually all markets for video, voice and data services are extremely competitive, and we expect that competition will intensify in the future. Our competitors are often larger, better-financed companies with greater access to capital resources. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, brand recognition, economies of scale and scope and control of limited conduit relationships.

Video services

Cable television providers. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors currently include Bright House Networks (Bright House), Charter Communications, Inc. (Charter), Comcast Corporation (Comcast), Mediacom Communication Corporation (Mediacom) and Time Warner Cable, Inc. (Time Warner). We also encounter competition from direct broadcast satellite systems, including Direct TV, Inc. (DirecTV) and Echostar Communications Corporation (Echostar), that transmit signals to small dish antennas owned by the end-user.

According to industry sources, satellite television providers presently serve approximately 27.5% of pay television customers in the United States; however, the satellite provider penetration in our markets is substantially less. Competition from direct broadcast satellites could become significant as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for customers. As a result, we expect competition from these companies to increase.

Other television providers. Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the Federal Communication Commission (FCC) have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. These competitors include satellite master antenna television systems and local telephone companies.

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

Voice services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, BellSouth, Sprint and Verizon. We also compete with a variety of smaller, more regional, competitors that lease network components from BellSouth or Verizon and focus on the commercial segment of our markets. Recent regulatory decisions have reduced the economic opportunity for many of these providers.

We expect to continue to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets.

We are anticipating an increase in the deployment of VoIP telephone services. Following years of development, VoIP has been deployed by a variety of service providers including other Multiple System Operators (MSOs) such as Cox Communications and Comcast and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell operating companies (RBOCs). VoIP is essentially a data service and can be more feature rich than traditional circuit-switched telephone service. The VoIP providers will have differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions. MediaComm has launched VoIP residential service in our Columbus, Georgia market.

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

Bundled Services

Several of our competitors have initiated business plans to deploy their own versions of the triple-play bundle in our markets. Comcast, Charter, Bright House, MeidaCom and other MSOs are in varying stages of launching VoIP and thereby enabling their third service offering. Brighthouse launched VoIP in the Pinellas County market in mid-2004. Comcast and Charter have made numerous announcements about launching voice services and have done so in some of their markets. It is inevitable that these providers will launch VoIP in all of their markets in the not too distant future.

BellSouth and Verizon have each initiated agreements/partnerships with satellite providers enabling their third service offering (video). The Bell companies each have facilities-based initiatives to construct broadband (last-mile) networks in several markets nationwide. None of these networks currently overlap with Knology. The Bell companies ability to provide the three services will increase competition for subscribers within Knology’s markets.

Knology believes that its emphasis on proven technology for deploying telephone service enhances its product offering relative to the MSOs for the near future. Additionally, our direct relationship with the programmers and NCTC for video content and control of our channel line-up provides an advantage for our video offering relative to the Bell companies for the foreseeable future.

Legislation and regulation

The cable television industry is regulated by the FCC, some state governments and most local governments. Telecommunications carriers are regulated by the FCC and state public utility commissions. Providers of Internet services generally are not subject to regulation. Federal legislative and regulatory proposals currently under consideration may materially affect the cable television, telecommunications services, and Internet services industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of relevant state and local laws.

Future federal and state legislative and regulatory changes may affect our operations. The impact of such legislative or regulatory actions on our operations may be beneficial or adverse. The following description of certain major regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

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

Telecommunications Act of 1996

The Telecommunications Act of 1996 (1996 Act) and the FCC rules implementing the 1996 Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The 1996 Act placed certain requirements on most incumbent local exchange carriers to open their networks to competitors, resell their services at a wholesale discount, and permit other carriers to collocate equipment on incumbent local exchange carrier premises. Rural carriers may be exempt from these incumbent local exchange carrier requirements, as currently is the case with our incumbent local exchange carrier subsidiaries, Interstate Telephone and Valley Telephone. The following is a summary of the interconnection and other rights granted by the 1996 Act that are most important for full local telecommunications competition, and our belief as to the effect of the requirements, assuming vigorous implementation.

•	interconnection of competitors with the networks of incumbents and other carriers, which permits customers of competitors to exchange traffic with customers connected to other networks;

•	unbundling of local loops and other elements of the incumbent local exchange carriers’ networks, as well as collocation rights, which allows competitors to selectively gain access to incumbent carriers’ facilities that connect the incumbent carriers’ central offices with customer premises, to transmission facilities that connect incumbents’ central offices, and certain incumbent network capabilities, thereby enabling competitors to serve customers not directly connected to their networks on a facilities basis;

•	reciprocal compensation, which mandates arrangements for local traffic exchange between both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving competitors’ margins for local service;

•	number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to a different carrier’s local voice services; and

•	dialing parity, which enables competitors to provide telephone numbers to new customers on the same basis as the incumbent carrier.

This 1996 Act also permitted Regional Bell Operating Companies under certain conditions to apply to the FCC for authority to provide long-distance services.

The 1996 Act also included significant changes in the regulation of cable operators. For example, the FCC’s authority to regulate the rates for “cable programming service” tiers, that is all tiers other than the lowest level “basic service tier,” of all cable operators expired on March 31, 1999. The legislation also:

•	repealed the anti-trafficking provisions of the 1992 Cable Act, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

•	eliminated franchising requirements and the payment of franchise fees for Open Video System (OVS) operators;

•	allows cable operators to enter telecommunications markets which historically have been closed to them;

•	limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

•	adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network; and

•	allows some telecommunications providers to begin providing competitive cable service in their local service areas.

Regulation of Cable Services

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions. A brief summary of certain key federal regulations follows.

Rate regulation. The 1992 Cable Act authorized rate regulation for certain cable services and equipment. The Act eliminated oversight by the FCC and the community of all but the basic service tier. The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Cable service rate regulation does not apply where a cable operator demonstrates to the FCC that it is subject to effective competition in the community. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation.

On February 9, 2006, the FCC released a report describing the possibility of multichannel video programming distributors (MVPD) to offer a la carte and themed-tier services, and thus increasing consumer choice in purchasing video programming and providing substantial consumer benefits. In the original report, the FCC concluded that a la carte pricing did not provide substantial economic benefits to consumers and, instead, increased the costs, including operational and marketing for MVPDs. The new report concludes that a la carte pricing and themed-tiers do provide real economic benefits to consumers. The FCC did not adopt the finding of the new report and it has not required that cable system operators offer a la carte pricing or themed-tiers. Material changes in the rate requirements may be considered in the future and, if such changes are adopted, the profitability of our cable business could be adversely affected.

Ownership limits. The FCC is directed to establish reasonable limits on the number of subscribers a cable operator may serve (a horizontal limit), and the number of channels a cable operator may devote to its affiliated programming networks (a vertical or channel occupancy limit). The FCC originally established a 30 percent national audience (cable subscriber) reach (horizontal) and a 40 percent channel occupancy limit (vertical), but these were remanded by to the FCC by the DC Circuit in Time Warner Entertainment Co. v. FCC, as being unduly burdensome on cable operators’ First Amendment rights and lacking sufficient justification for the limits. The FCC sought comment and is currently reviewing these limits. To the extent that the FCC establishes new horizontal and vertical limits, we believe we could demonstrate compliance with any such restrictions. Such limits could have an adverse impact on some of our competitors, depending on any final regulations adopted.

Program access. To promote competition with incumbent cable operators by independent cable programmers, the 1992 Cable Act placed restrictions on dealings between cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited from favoring those cable operators over competing distributors of multichannel video programming, such as satellite television operators and competitive cable operators such as us. These restrictions are designed to limit the ability of vertically integrated satellite cable programmers from offering exclusive programming arrangements or preferred pricing or non-price terms to cable operators. Congress and the FCC have considered, but not adopted, proposals to expand the program access rights of cable competitors such as us, including the possibility of applying all program access requirements to terrestrially delivered video programming and all video programmers. The program access rules will “sunset” on October 5, 2007, unless further extended by the FCC. If the exclusivity restrictions are allowed to sunset, this could have a materially adverse impact on us if incumbent cable operators use the greater flexibility that would be afforded to them to deny important programming to our systems.

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

The rules the FCC has adopted for the carriage of digital broadcast signals do not require cable systems to carry both the analog and digital signals of television broadcast stations entitled to must-carry rights during those stations’ transition to full digital operations. This decision was reaffirmed by the FCC in 2005, finding it not necessary either to advance governmental interests or to achieve the digital television transition. The FCC has also ruled that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital broadcaster’s “multi-cast” services). This decision was also reaffirmed by the FCC in 2005.

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

Equal Employment Opportunity (EEO) Rules and Policies. The 1992 Cable Act established rules that prohibit discrimination by cable operators. They also require cable operators to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs, while at the same time affording them enough flexibility to create the programs most effective for their communities. The FCC established specific record keeping obligations relating to EEO compliance. In addition, the EEO rules will be enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. To the extent the FCC conducts an audit, we believe that we could demonstrate compliance with the requirements.

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

The FCC wants consumers to be able to directly connect their retail equipment, including television receivers, digital recorders and video cassette recorders, with cable television systems. In order to facilitate this connectivity, the FCC has required that all cable operators replace or upgrade subscriber-leased high definition set-top boxes, upon customer request, to ensure that customers are able to access advanced, interactive cable services. The set-top boxes must be capable of meeting certain industry-established technical standards which will enable connectivity between customer equipment and cable systems. In addition, all digital cable systems are required to separate out from its navigation equipment the security functions which control access to paid subscription programming. Unaffiliated manufacturers, retailers and vendors will be allowed to make the equipment commercially available and it will be integrated into or used in conjunction with subscriber-purchased navigation devices to allow access to all cable system features previously available only by using cable system provided-equipment. Petitions for reconsideration of the FCC’s requirements are under review, and the deadlines for compliance with these requirements have been suspended during the review of the pending petitions.

The separate security module requirement applies to all digital devices as well as to devices that access both analog and digital services (hybrid devices), although it does not apply to analog-only devices. As long as cable operators subject to the rules comply with the separate security module requirement, they may continue to provide their customers with devices that contain both embedded security and nonsecurity functions (integrated devices) until July 1, 2007, at which time they will be prohibited from placing these devices in service.

In March 2005, in connection with the FCC’s assessment of the state of the navigation device market, the FCC established additional reporting requirements to ensure that progress continues towards its goal of assuring the commercial availability to consumers of converter boxes, interactive communications equipment and other equipment. The reporting requirements include the feasibility of downloadable security in the industry (due on December 1, 2005); status of two-way plug-and-play deployment (due August 1, 2005 and every 60 days thereafter, to be filed by NCTA and CEA); and the status of CableCARD use in the market (due August 1, 2005 and ever 90 days thereafter, to be filed by the 6 largest cable operators). The FCC restrictions could negatively affect how we develop and market new services and equipment to our customers.

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

In late 2005, the FCC, launched a major investigation into the scope of local franchising authority (LFAs) authority to grant multiple cable television franchises under the 1992 Cable Act. The FCC sought comment on the cable franchising process, in general, and on whether or not specific LFA actions were tantamount to a barrier to entry into the video services market. The FCC also sought comment on whether it is unreasonable for LFAs to: (1) require ubiquity in the provision of service throughout the LFAs area and to prohibit cherry-picking its coverage based on income of the residents; (2) allow a reasonable time for the provider to become capable of providing service to all households in the franchised area; and (3) require adequate public, educational and government (PEG channels) access. In addition, the FCC sought comment on whether and, if so, how it can intervene in the franchising process to reduce delay for new entrants and ensure the increase in competitive offerings within the franchised area, including how to implement Section 621(a)(1). The outcome of this proceeding could be beneficial to us, especially if the FCC concludes that it has the authority to adopt regulations that eliminate, or substantially restrict the activity of LFAs in the cable franchising process.

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

Pole attachments. Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers (with the exception of incumbent LECs) with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. The right to access is beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing of and terms of such access. Utilities may charge telecommunications carriers (and cable operators providing both cable television service and telecommunications service, such as us) a different (often higher) rate for pole attachments than they charge cable operators providing solely cable service. The FCC adopted rules implementing the two different statutory formulas for pole attachment rates. These regulations became effective on February 8, 2001, and increases in attachment rates relative to rates for providers that exclusively provide cable service resulting from the regulations were phased-in in equal annual increments over a period of five years. The phase-in is now complete. The federal pole attachment access and rate provisions apply only in those states that have not certified to the FCC that they regulate pole attachment rates. Currently, 18 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which we operate, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator. Although the U.S. Court of Appeals for the Eleventh Circuit overturned the FCC’s conclusion, the U.S. Supreme Court ultimately upheld the FCC.

Inside wiring of multiple dwelling units. FCC rules provide generally that, in cases where the cable operator owns the wiring inside a multiple dwelling unit but has no right of access to the premises, the multiple dwelling unit owner may give the cable operator notice in the event it intends to permit another cable operator to provide service there. The cable operator then must elect whether to remove the inside wiring, sell the inside wiring to the multiple dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring. The FCC also adopted rules that, among other things, require utilities (including incumbent local exchange carriers and other local exchange carriers) to provide telecommunications carriers and cable operators with reasonable and nondiscriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings, campuses, etc.) in those states where the FCC possesses authority to regulate pole attachments, i.e., in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters.

In late 2004, in response to a remand decision by the U.S. Court of Appeals for the DC Circuit, the FCC initiated a rulemaking proceeding to examine how cable television inside wiring rules pertain to home run wiring. Home run wiring is wiring located behind sheet rock, which is considered to be physically inaccessible for purposes of determining the demarcation point between inside wiring and home run wiring. The comment cycle ended in December 2004, but the FCC has not released a decision in that proceeding.

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

Internet service. The FCC rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. A contrary decision may have facilitated greater competition by non-facilities-based Internet service providers with our broadband service offerings. In addition, the FCC sought comment on the scope of its jurisdiction to regulate cable modem service and the extent to which state and local governments may regulate cable modem service. Although the FCC has indicated a clear preference for minimizing regulation of broadband services, future regulation of cable modem service by federal, state or local government entities remains possible. The FCC also sought comment on whether it should resolve any disputes that may arise over cable operators’ previous collection of franchise fees from their customers based, in part, on cable modem service revenues, or whether the FCC should leave such matters to the courts. There remains a risk that we will confront litigation on this issue. See also “Regulatory treatment of cable modem service” under “Regulation of Telecommunications Services.”

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

Tier buy-through. The tier buy-through prohibition of the 1992 Cable Act generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per-channel or per-program basis. In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels, such as local broadcast television channels, that are required to be carried by federal law as part of the basic tier, as discussed above, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers. If the Congress or the FCC were to place more stringent requirements on how we package our services, it could have an adverse effect on our profitability.

Potential regulatory changes. The regulation of cable television systems at the federal, state, and local levels is subject to the political process and has seen constant change over the past decade. Material additional changes in the law and regulatory requirements must be anticipated in the future, even if what those changes will be cannot be ascertained with any certainty at this time. Our business could be adversely affected by future regulations.

Regulation of Telecommunication Services

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

As explained above, incumbent local exchange carriers are subject to obligations (under Section 251(c) of the federal Communications Act) to open their networks to competitive access, including both unbundling and collocation obligations, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The Communications Act includes an exemption from Section 251(c) requirements for rural telephone companies, absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Both Interstate Telephone and Valley Telephone are rural telephone companies as defined by the federal Communications Act. With respect to Valley Telephone and Interstate Telephone, the Alabama Public Service Commission and Georgia Public Service Commission, respectively, have determined that these companies should be exempt from the incumbent local exchange carrier interconnection requirements under Section 251(c) of the Communications Act. In the event the circumstances upon which these determinations are based change in the future, it is possible these conclusions could be revisited and reversed, exposing either company to the incumbent local exchange carrier interconnection, unbundling, wholesale discount, and/or collocation obligations.

Tariffs and detariffing. Our subsidiary, Knology Broadband, Inc., or Broadband, is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long-distance carrier services and its competitive local exchange carrier services. As a non-dominant carrier, its rates presently are not generally regulated by the FCC, although the rates are still subject to general requirements that they be just, reasonable, and nondiscriminatory. The FCC has ordered mandatory detariffing of non-dominant carriers’ interstate and international interexchange services, except in very limited circumstances. Rather, we must post standard rates, terms, and conditions on the Internet and negotiate and/or execute individual agreements with each of our customers to cover the rates, terms and conditions for our provision of such services, including limitations on liability. The FCC’s detariffing regime has no impact on our tariffs for intrastate services, nor does it affect the federal access charge tariff system. However, it is uncertain whether we will be able to execute individual agreements with each of our long-distance customers on favorable terms going forward and whether the additional costs of having to comply with this regime will have an adverse effect on our revenues. There is also some uncertainty about whether, in the absence of a tariff, such carrier protections such as strict limitations on liability, can be negotiated with the end users and, if they are, whether they are enforceable.

Non-dominant local exchange carriers are not permitted to file tariffs with the FCC for their interstate access services if the charges for such services are higher than FCC benchmarks established in 2001. If a non-dominant carrier’s charges for interstate access services are equal to or below the FCC-established benchmark, it is permitted, but not required, to file tariffs with the FCC for such services. Our interstate access services fall within the FCC-established benchmark and we have a tariff on file with the FCC for those services. While we do not know what the FCC will ultimately decide in its intercarrier compensation proceeding (see “Interconnection and Compensation for Transport and Termination,” below), we can be expected to face continued “downward pressure” on our switched access rates.

Interstate Telephone and Valley Telephone are regulated by the FCC as dominant carriers in the provision of interstate switched access services. As dominant carriers, Interstate Telephone and Valley Telephone must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Interstate Telephone has its own tariffs on file with the FCC, while Valley Telephone concurs in tariffs filed by the National Exchange Carrier Association. Interstate Telephone and Valley Telephone are both classified as non-dominant in the provision of interstate and international interexchange services, rendering them subject to mandatory detariffing at the FCC for such services, as described above.

Interconnection and compensation for transport and termination. The Telecommunications Act of 1996 established a national policy to foster the development of local telephone competition. This Act preempts laws that prohibit competition for local telephone services and establishes requirements and standards for local network interconnection, unbundling of network elements, and resale. The Telecommunications Act of 1996 also requires incumbent local exchange carriers to enter into mutual compensation arrangements with competitive local exchange companies for transport and termination of local calls on each other’s networks. The interconnection, unbundling, and resale standards were developed by the FCC in a series of orders and have been further implemented by the states and reviewed by the federal courts of appeals. The terms of interconnection agreements among the carriers have been, and are likely to continue to be, overseen by the states. Although a panel of judges from the U.S. Court of Appeals for the Eleventh Circuit (the jurisdiction in which many of our markets are located) previously concluded that state public service commissions lack the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements, the court en banc has reversed that conclusion and agreed with at least six other federal circuits that the states do have such authority.

We have executed local network interconnection agreements with BellSouth, Sprint, and Verizon for, among other things, the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations and in which the agreements apply. These agreements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the interconnection agreement rates and terms under which we operate today will be available in the future.

Intercarrier compensation for transport and termination. The FCC has concluded that calls to Internet service providers are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Communications Act. The FCC established an interim scheme, however, whereby traffic below a 3:1 originating-to-terminating ratio is presumed to be reciprocal compensation traffic and traffic above 3:1 is presumed to be ISP-bound. While the FCC decision was remanded by the U.S. Court of Appeals for the D.C. Circuit to the FCC for further elaboration and as to the legal basis for its decision, the Court let the interim scheme remain in effect. Until the FCC addresses the issue again, ISP-bound traffic is generally being exchanged at a lower rate than other reciprocal compensation traffic. Under our interconnection agreements, we exchange local traffic with incumbent carriers on a bill-and-keep basis (in which no compensation is actually paid).

In March 2005, the FCC issued a further notice of proposed rulemaking requesting comment on various proposals to replace the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, including the transport and termination of IP-enabled traffic (see “Regulatory treatment of voice over Internet Protocol (IP) services,” below). As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including transport and termination. The FCC’s decision will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly.

Access to unbundled network elements. Until March 2005, the FCC’s rules had required incumbent local telephone carriers to provide an unbundled network element platform that included all of the network elements required by a competitor to provide a retail local telecommunications service, including mass market circuit switching. Competitors using such platforms had the opportunity to provide retail local services entirely through the use of the local telephone carriers’ facilities at deeper discounts than those available for local resale. In the FCC’s Triennial Review Order, effective October 2, 2003, the FCC determined that certain network elements would no longer be subject to unbundling, while other elements must continue to be offered subject to further, detailed review by the state public utility commissions. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded much of the FCC’s Triennial Review Order. In the FCC’s Triennial Review Remand Order, effective March 11, 2005, the agency fundamentally changed its unbundling rules, adopting materially significant limits on the availability of unbundled network elements. Although the FCC adopted transition plans for competing carriers to transition away from use of the delisted network elements to alternative facilities or arrangements, the plans apply only to the embedded customer base and do not permit competitive carriers to add new customers or capacity to delisted network elements. The rules are subject to further clarification and reconsideration by the FCC, and review on appeal by the D.C. Circuit. In view of the uncertainty surrounding the FCC’s rules adopted in the Triennial Review Remand Order, we cannot at this time state with any certainty the impact of that Order upon our business.

The continued availability of a wide variety of unbundled network elements could benefit those of our local telecommunications competitors who, unlike us, do not provide service entirely over their own facilities; conversely, the limiting of network elements available on an unbundled basis may discourage potential competitors who cannot, or do not wish to expend the capital required to build out their own facilities, and strengthen the positions of incumbent carriers such as BellSouth and Verizon. Any material change in the FCC’s regulations upon further review, appeal, or grants of forbearance to ILECs within our operating areas could have a significant impact on the competition we face.

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

Number portability. All providers of telecommunications services must offer service provider local number portability, which the FCC has defined as the ability to retain, at the same location, existing telephone numbers when switching local telephone companies without impairment of quality, reliability or convenience. Number portability is intended to remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. Although number portability benefits our competitive local exchange carrier operations, it represents a burden to Valley Telephone and Interstate Telephone. Moreover, wireline-to-wireless number portability may have an adverse impact on all wireline carriers because end users may port more numbers from wireline to wireless carriers than vice versa. Any changes to regulations regarding the recovery of number portability costs would likely shift costs from ILECs to their competitors, which could have an overall adverse effect on our business.

Universal service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. The federal universal service fund is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a percentage of their telecommunications revenues to the federal universal service fund. As a telecommunications carrier, we are required to contribute to the federal universal service fund on the basis of our projected, collected interstate and international end user telecommunications revenues. The FCC devises a quarterly factor for contribution to the federal universal service fund based on the ratio of total projected demand for universal service support as compared to total end user interstate and international revenue for a given quarter. The contribution factor for the fourth quarter of 2005 was 10.2%. Accordingly, for the fourth quarter of 2005, we contributed approximately 10% of our combined interstate and international end user telecommunications revenues to the federal universal service fund.

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

The FCC currently is conducting a comprehensive review of the rules governing contributions to the federal universal service fund. The FCC is considering the adoption of a connection-based universal service contribution methodology in which entities would contribute to the federal universal service fund based on either the number of end user connections, the number of working telephone numbers, or the amount of capacity per connection. The FCC is also considering the issue of broadband providers’ contribution to universal service and whether and how connections that provide broadband Internet access—including those using cable modem technology—would be assessed for federal universal service fund purposes. Although the outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the federal universal service fund may increase, and could negatively impact our business, prospects, gross profits, cash flows and financial condition. The Congress is also considering several pieces of legislation which could affect the basis on which universal service contributions are made and how the funds are distributed. Legislative or regulatory changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund. Changes to the universal service fund distribution mechanisms could affect our availability, or the opportunities for our qualified customers, to apply for and receive universal service funding.

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

The FCC issued a Notice of Public Rulemaking on February 10, 2005 in WC Docket No. 05-25. This notice includes a broad examination of the regulatory framework that is applied to local exchange carriers’ interstate special access services preventing them from exceeding certain prices after June 30, 2005. In conducting this examination, the FCC announced that it seeks comment on the special access regulatory regime that should follow the expiration of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, including whether to maintain or modify the Commission’s pricing flexibility rules for special access services. We cannot predict whether the FCC will further modify its access change rules as a result of this proceeding or the effect that any such changes would have on our business.

In March 2005, the FCC requested further comment in its intercarrier compensation proceeding on replacing the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, as previously discussed. As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including access charges. The FCC’s decision will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly, although the net effect for our operations cannot be predicted at this time (see discussion of intercarrier compensation, above).

Regulatory treatment of voice over Internet Protocol (IP) services. Currently, the FCC and state regulators do not treat most IP-enabled services, including those offering real time voice transmission, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory obligations or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. However, in March 2004, the FCC commenced a rulemaking proceeding to comprehensively address the regulatory treatment of IP enabled services, including VoIP applications. Although we cannot predict when the FCC will issue a decision in this proceeding, the FCC has precluded states from regulating VoIP services by ruling that IP-enabled services are subject to its exclusive jurisdiction. In response to individual petitions for declaratory ruling, the FCC has addressed specific VoIP applications. For example, in 2004, the FCC ruled that an AT&T service using VoIP solely as an intermediate routing technology is a telecommunications service. By contrast, the FCC ruled that pulver.com’s Free World Dialup service, which enables customers to make computer-to-computer VoIP calls, is an information service. The FCC currently has before it a series of petitions for declaratory rulings requesting clarification on which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers can be subject to access charges, intermediate, terminating LECs can rely on certification by their customers that traffic is enhanced services traffic is making decisions regarding the routing of an intercarrier compensation for access traffic and other issues. The FCC is also considering proposals to address problems with so-called “phantom traffic,” traffic terminated on the local switched telephone network which is often IP-enabled and which allegedly has been stopped of signaling information which allegedly prevents terminating LECs from determining whether the traffic is interexchange traffic that may be subject to access charges. These and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services, and on June 3, 2005 it released an order requiring providers of certain VoIP services to provide enhanced 911 emergency services to their customers. Those requirements continue to be implemented and are subject to a series of petitions for reconsideration, for waiver, and requests for extension. Compliance with these and other regulations the FCC may adopt regarding the treatment of VoIP services could increase ours costs of providing service. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

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

On August 5, 2005, the FCC issued an order finding that wireline broadband Internet access services are “information services” functionally integrated with a telecommunications component and therefore eliminated the long-standing requirement that incumbent local exchange companies share the underlying transmission component used to provide Internet access services. The FCC had previously required facilities-based providers to offer that wireline broadband transmission component separately from their Internet service as a stand-alone service on a common-carrier basis, and thus had previously classified that component as a telecommunications service. As a result, incumbent local exchange companies may now refuse to offer underlying broadband transmission services to unaffiliated providers of broadband services or charge above-cost rates that make it economically infeasible for unaffiliated providers to compete with the incumbent local exchange company’s broadband services. These carriers may contend that, as a result of the FCC’s wireline broadband order, they will no longer provide high capacity facilities as network elements for use in providing Internet access. If so, our competitors that currently rely on unbundled network elements may be forced to substitute higher priced special access services for this purpose.

Regulatory treatment of cable modem services. The U.S. Supreme Court recently upheld the FCC’s classification of cable modem services as “information services” that do not contain a separate telecommunications service offering. As a result, cable modem providers are not required to comply with common carrier telecommunications obligations, except to the extent that the Commission decides to apply similar obligations using its authority under Title I of the Communications Act, as amended. However, we have offered, and will likely continue to offer, access to our network on a wholesale basis. Notwithstanding that the U.S. Supreme Court’s decision is generally favorable to cable modem providers like us, the FCC may decide to treat providers of cable modem service as telecommunications carriers, at least in part, as it relates to universal service contribution obligations and other social regulation. In addition, cable modem service providers may become subject to franchise and right-of-way requirements separately applicable to telecommunications carriers, including franchise fees. Results imposing authorization and other telecommunications carrier requirements, obligations to contribute to universal service, franchise fees, or similar burdens may have the effect of increasing the costs of providing cable modem service relative to non-cable-based alternatives, such as providers of Internet access through DSL service, depending upon how the FCC treats non-cable-based providers with respect to obligations traditionally applied to providers of “telecommunications” service.

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

SBC-AT&T and Verizon-MCI Mergers. On October 31, 2005, the FCC approved the SBC-AT&T and Verizon-MCI mergers, subject to certain conditions. The merger conditions, which the FCC set out in two separate orders issued on November 17, 2005, include: (1) the Regional Bell Operating Companies are prohibited from affirmatively seeking any increase in state-approved rates for unbundled network elements for a period of two years from the respective merger closing dates; (2) the RBOCs shall not raise rates for DS1 and DS3 private line service provided by AT&T and MCI for a period of 30 months from the respective merger closing dates; (3) the RBOCs shall not increase their interstate access rates for a period of 30 months following the respective merger closing dates; (4) for a period of 30 months following the merger closing dates, the RBOCs will not provide special access offerings to their wireline affiliates that are not available to other similarly situated special access customers on the same terms and conditions; and (5) within 12 months of the respective merger closing dates, the RBOCs will offer “stand-alone” Asynchronous Digital Subscriber Line (“ADSL”) service throughout their regions for two years. The recent mergers of AT&T with SBC and Verizon with MCI will effectively eliminate the two largest competitive local exchange carriers in the United States, each of which was a strong presence in federal and state lobbying related to telecommunications matters. These mergers will place an increased demand on our resources and employees for lobbying and other regulatory matters and there can be no assurances that our efforts will prove effective.

Customer Proprietary Network Information. FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. Certain states have also adopted state-specific CPNI rules. The FCC’s initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. The FCC’s Enforcement Bureau recently directed all telecommunications carriers to submit a certification stating that they are in compliance with the Commission’s CPNI rules. We filed our compliance certificate on February 6, 2006, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, both the FCC and Congress are considering whether additional security measures could prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

State Telecommunications Regulation

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

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our telecommunications services into new states, we will likely be required to obtain certificates of authority to operate, and be subject to similar ongoing regulatory requirements, in those states as well. We are certificated in all states where we currently have operations and certification is required. We cannot be sure that we will retain such certifications or that we will receive authorization for markets in which we expect to operate in the future.

In addition, the states have authority under the Telecommunications Act of 1996 to determine whether we are eligible to receive funds from the federal universal service fund. They also possess authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the local exchange carrier, and to arbitrate disputes arising in negotiations for interconnection. As mentioned previously, the Court of Appeals for the Eleventh Circuit (which governs many of our markets) have concluded that state public service commissions have the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements. The states also have jurisdiction over whether Interstate Telephone and Valley Telephone will continue to be subject to exemptions as rural carriers from the incumbent local exchange carrier obligations under Section 251(c) of the Communications Act.

Interstate Telephone and Valley Telephone are subject to additional requirements under state law, including rate regulation and quality of service requirements. In Alabama and Georgia, both Interstate Telephone and Valley Telephone are subject to a price cap form of rate regulation. Under price caps, the companies have limited ability to raise rates for intrastate telephone services, but the Alabama and Georgia Public Service Commission does not regulate the rate of return earned by the companies.

Taxes and Regulatory Fees. We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a 3% federal excise tax on communications service, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

On July 2, 2004, the Internal Revenue Service issued an advance notice of proposed rulemaking asking for public comment on expanding the current 3% excise tax to new communications services, such as VoIP and other IP-based services, applications, and technologies, to reflect changes in technology. The comment cycle ended September 30, 2004. We cannot predict the outcome of this proceeding on our business.

Local Telecommunications Regulation

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

Environmental Regulation

We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations governing matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate several sites in connection with our operations. Our switch site and some customer premise locations are equipped with back-up power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered backup generators, and we use batteries to back-up some of our customer premise equipment. We believe that we currently are in compliance with the relevant federal, state, and local requirements in all material respects, and we are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on us.

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

The following table lists our existing and pending franchises by market, term and expiration date.

Market Area	Term (years)	Expiration Date
Huntsville, AL
Huntsville, AL	15	3/6/2006	*
Limestone County, AL	15	5/2/2020
Madison, AL	15	10/22/2006
Madison County, AL	10	11/20/2009
Redstone Arsenal, AL	10	2/8/2011

Montgomery, AL
Autauga County, AL	15	10/15/2013
Maxwell Air Force Base, AL	5	12/15/2010
Prattville, AL	15	7/7/2013
Montgomery, AL		Perpetual

Valley, AL; West Point, GA
Chambers County, AL	15	12/15/2012
Lanett, AL	15	1/20/2013
Valley, AL	15	1/12/2013
West Point, GA	15	1/19/2013

Market Area	Term (years)	Expiration Date
Panama City, FL
Bay County, FL	15	1/5/2008
Cedar Grove, FL	15	6/9/2013
Callaway, FL	10	9/28/2009
Lynn Haven, FL	20	5/12/2018
Panama City, FL	20	3/10/2018
Parker, FL	10	12/7/2009
Panama City Beach, FL	15	12/3/2012

Pinellas County, FL
Clearwater, FL	10	6/20/2006
Dunedin, FL	10	3/20/2007
Largo, FL	10	6/9/2008
Oldsmar, FL	10	8/19/2007
Pinellas County, FL	10	1/1/2010
Safety Harbor, FL	10	4/21/2007
Seminole, FL	10	6/9/2008
St Petersburg, FL	10	9/9/2009
Tarpon Springs, FL	10	8/19/2007

Augusta, GA
Augusta Richmond County, GA	15	1/20/2013
Burnettown, SC	15	6/20/2015
Columbia County, GA	11	11/1/2009

Columbus, GA
Columbus, GA	10	3/16/2009

Charleston, SC
Berkeley County, SC	15	11/05/2013
Charleston, SC	15	4/28/2013
Charleston County, SC	15	12/15/2013
Dorchester County, SC	15	7/20/2013
Hanahan, SC	15	9/8/2013
Lincolnville, SC	15	12/2/2013
Mount Pleasant, SC	15	3/9/2014
North Charleston, SC	15	5/28/2013
Summerville, SC	15	8/31/2013

Knoxville, TN
Knox County, TN	10	6/9/2010
Knoxville, TN	15	5/18/2015

*	Currently renegotiating

The Cable Communications Policy Act of 1984 also prohibits franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system’s service area. This simplifies the application process for obtaining a new franchise. This process usually takes about six to nine months. While this makes it easier for us to enter new markets, it also makes it easier for competitors to enter the markets in which we currently have franchises.

Employees

At December 31, 2005 we had 1,386 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2005, we had an accumulated deficit of $528.2 million. We expect to incur net losses for the next several years as our business matures. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to complete our existing networks or to expand our business.

As of December 31, 2005, we had a working capital deficit of $14.2 million and $528.2 million of accumulated deficit. We currently expect to spend approximately $2.5 million during 2006 to expand and upgrade our networks in the markets where we currently provide service, including our network in Pinellas County, Florida. Planned capital expenditures in 2006 and thereafter to complete the buildout of our network in Pinellas County, Florida will have to be funded by cash flow from operations in that market or from additional equity financings. We may not be able to raise proceeds sufficient to complete our buildout or upgrade in Pinellas County. In addition, if financing is available, it may not be obtained on a timely basis and with acceptable terms. If we fail to obtain sufficient financing, we may be required to discontinue our buildout of Pinellas County, which could have a material adverse effect on our business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2005, we had approximately $273 million of outstanding indebtedness, including accrued interest, and our stockholders’ equity was $33.5 million. We pay interest in cash on our credit facilities. We may need to incur additional indebtedness in the future. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

Our earnings were not sufficient to cover our fixed charges in each year of the seven-year period ended December 31, 2005. We currently generate sufficient cash flow from operating activities to service our debt. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

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

Our credit facilities place operating and financial restrictions on us and our subsidiaries. These restrictions affect, and any restrictions created by future financings, will affect our and our subsidiaries’ ability to, among other things:

•	incur additional debt;

•	create or incur liens on our assets;

•	make certain investments;

•	use the proceeds from the sale of assets;

•	pay cash dividends on or redeem or repurchase our capital stock;

•	utilize excess liquidity except for debt reduction;

•	engage in potential mergers and acquisitions, sale/leaseback transactions or other fundamental changes in the nature of our business; and

•	make capital expenditures.

In addition, our credit facilities require us to maintain specified financial ratios, such as debt to EBITDA (earnings before income, taxes, depreciation and amortization) and EBITDA to cash interest. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions or any restrictions created by future financings, we could be in default under our agreements and be required to repay our debt immediately rather than at scheduled maturity.

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

To be successful, we will need to retain our existing video customers and attract video customers away from our competitors. Some of our competitors have advantages over us, such as long-standing customer relationships, larger networks, and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing video service, we currently compete with Bright House, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers, including DirecTV and Echostar. Legislation now allows satellite television providers to offer local broadcast television stations. This may reduce our current advantage over satellite television providers and our ability to attract and maintain customers.

The providers of video services in our markets have, from time to time, adopted promotional discounts. We expect these promotional discounts in our markets to continue into the foreseeable future and additional promotional discounts may be adopted. We may need to offer additional promotional discounts to be competitive, which could have an adverse impact on our revenues. In addition, incumbent local phone companies may market video services in their service areas to provide a bundle of services. BellSouth Corporation, or BellSouth, has entered into a strategic marketing alliance with DirecTV to jointly market voice and video services. As telephone service providers offer video services in our markets, it could increase our competition for our video and voice services and for our bundled services.

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

The past several years have seen the emergence in our markets of carriers relying on the so-called unbundled network element platform obtained from incumbent local exchange carriers under Section 251(c)(3) of the Communications Act of 1934 and the FCC’s implementing regulations. Some of these carriers have been successful in capturing market share in a relatively short period of time. In the FCC’s Triennial Review Order, the framework was established whereby the obligations of incumbent local exchange carriers to continue to make available the unbundled network element platform may be eliminated in the future subject to certain conditions being satisfied and certified by state public service commissions. It is difficult at this time to determine the extent to which competition from unbundled network element platform providers in our markets may intensify or diminish and it is impossible to predict, in the event that the unbundled network element platform is no longer available in certain markets in the future, whether and which unbundled network element platform-based carriers will successfully transition to other means of serving their local exchange customers.

Competition from other providers of data services could adversely affect our results of operations.

Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have advantages over us, such as greater experience, resources, marketing capabilities and name recognition. In providing data services, we compete with:

•	traditional dial-up Internet service providers;

•	incumbent local exchange carriers that provide dial-up and digital subscriber line (DSL) services;

•	providers of satellite-based Internet access services;

•	competitive local exchange carriers; and

•	cable television companies.

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

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to BellSouth’s telephone network under a nine-state interconnection agreement, which expires in June 2007. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida, which expired in August 2004. In accordance with provisions of the agreement, it will remain in full force until cancelled by either party. We are currently in negotiations with Verizon to renew our interconnection agreement. If either interconnection agreement is not renewed or terminated, we will have to negotiate another interconnection agreement with the respective carrier. The renegotiated agreement could be on terms less favorable than our current terms.

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

The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation at the federal, state, and local levels. It is generally expected that the Communications Act of 1934, as amended, the Telecommunications Act of 1996 and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and implementation. Regulations that enhance the ability of certain classes of our competitors, or interpretation of existing regulations to the same effect, would adversely affect our competitive position. It is also possible that further amendments to the Communications Act of 1934 and state statutes to which we or our competitors are subject may be enacted. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations, and interpretations and whether they are favorable to us or to our competitors. See “Legislation and Regulation” for more information.

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

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our network. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements, which could increase our expenses in operating our business.

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

Additionally, ongoing consolidation in our industry may be reducing the number of attractive acquisition targets.

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

As of January 31, 2006, Silver Point Capital, or Silver Point, our largest stockholder, owned approximately 10% of our outstanding voting stock. Additionally, private equity funds affiliated with Whitney & Co., LLC, or Whitney, and The Blackstone Group L.P., or Blackstone, owned approximately 6.6% and 5.0% of our outstanding voting stock, respectively. Further, approximately 5.8% of our outstanding voting stock was owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier’s immediate family and 8.9% of our voting stock was owned or controlled by Donald W. Burton, a member of our board. As a result, these stockholders have significant voting power with respect to the ability to:

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

Some of our major stockholders, including Silver Point, Whitney, Blackstone, Mr. Lanier and Mr. Burton, own or in the future may own interests in companies that may compete with us. When the interest of one of our competitors differs from ours, these stockholders may support our competitor or take other actions that could adversely affect our interests.

Risks Related to Our Common Stock

If we issue more stock in future offerings, the percentage of our stock that our stockholders own will be diluted.

As of January 31, 2006, we had 24,255,225 shares of common stock outstanding. We also had outstanding on that date options to purchase 2,927,083 shares of common stock, warrants to purchase 1,074,221 shares of common stock and 1,965,030 shares of our Series AA preferred stock, each share of which is currently convertible into five shares of our common stock. Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

Our board of directors has the authority to issue, without stockholder approval, shares of preferred stock with rights and preferences senior to the rights and preferences of the common stock. As a result, our board of directors could issue shares of preferred stock with the right to receive dividends and the assets of the company upon liquidation prior to the holders of the common stock.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the value of securities of many companies. These changes often appear to occur without regard to specific operating performance. The value of our common stock could increase or decrease based on change of this type. These fluctuations could materially reduce the value of our stock. Fluctuations in the value of our stock will also affect the value of our outstanding warrants and options, which may adversely affect shareholders’ equity, net income or both.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our primary assets consist of voice, video and data distribution plant and equipment, including voice switching equipment, data receiving equipment, data decoding equipment, data encoding equipment, headend reception facilities, distribution systems and customer premise equipment.

Our plant and related equipment are generally attached to utility poles under pole rental agreements with public electric utilities, electric cooperative utilities, municipal electric utilities and telephone companies. In certain locations our plant is buried underground. We own or lease real property for signal reception sites. Our headend locations are located on owned or leased parcels of land.

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

In September 2000, the City of Louisville, Kentucky granted Knology of Louisville, Inc., our subsidiary, a cable television franchise. On November 2, 2000, Insight filed a complaint against the City of Louisville in Kentucky Circuit Court in Jefferson County, Kentucky claiming that our franchise was more favorable than Insight’s franchise. In April 2001 the City of Louisville moved for summary judgment in Kentucky Circuit Court against Insight. In March 2002, the Kentucky Circuit Court ruled that Insight’s complaint did not have merit and the Kentucky Circuit Court granted the City of Louisville’s motion to dismiss Insight’s complaint.

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

On March 2, 2005, the Sixth Circuit denied Knology’s Petition for Rehearing. In light of the rulings by the Sixth Circuit, on June 24, 2005 Knology Moved to Dismiss the Civil Action with each party to bear its own costs and fees to which Insight objected. On August 19, 2005, the United States District Court granted Knology’s Motion to Dismiss the Civil Action with prejudice with each party to bear its own costs and fees. On August 25, 2005, Insight appealed the District Court’s ruling to the Sixth Circuit of Appeals where the matter has been fully briefed and where the issue is currently pending. The timing and ultimate result of the action is uncertain.

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

Market Information

Our common stock has traded on the Nasdaq National Market under the symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for the period from January 1, 2004 through December 31, 2005:

	High	Low
2005
Fourth Quarter	$4.00	$1.72
Third Quarter	$2.85	$1.92
Second Quarter	$2.29	$1.63
First Quarter	$3.76	$2.10

2004
Fourth Quarter	$4.25	$2.63
Third Quarter	$5.35	$3.24
Second Quarter	$8.99	$4.91
First Quarter	$10.86	$6.13

Holders

As of January 31, 2006, there were approximately 2,100 shareholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors our board of directors deems relevant. We accrue dividends on our Series AA preferred stock at an 8% annual rate, which may be paid in cash or additional shares of Series AA preferred stock. However, pursuant to the restrictions of our credit facilities, we are prohibited from paying dividends in cash other than cash in lieu of fractional shares. During the year ended December 31, 2005, 58,742 shares of Series AA preferred stock were issued as dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this Annual Report.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Statement of Operations Data:
Operating revenues	$106,189	$141,866	$172,938	$211,458	$230,857
Operating expenses:
Cost of services	32,469	41,007	46,525	60,829	66,022
Selling, operations and administrative	73,322	79,837	93,366	117,580	117,123
Depreciation and amortization	78,954	80,533	77,806	74,163	74,490
(Gain) loss on debt extinguishment	(31,875)	0	0	0	544
Gain on debt reorganization	0	(109,804)	0	0	0
Reorganization professional fees	0	3,842	84	0	0
Capital markets activity	0	0	0	880	62
Asset impairment and severence	0	9,946	0	0	334
Non-cash stock option compensation	0	3,266	1,833	3,625	2,101
Litigation fees	0	1,244	907	377	46

Total operating expenses	155,870	109,871	220,571	257,454	260,722

Operating (loss) income	(48,681)	31,995	(47,633)	(45,996)	(29,865)
Interest (expense), net	(40,069)	(35,871)	(28,796)	(30,342)	(33,378)
Gain on adjustments of warrants to market	0	2,865	929	535	37
Other income (expense), net	(834)	(321)	(12,288)	133	(12)

Loss before minority interest, income taxes, extraordinary item, and cumulative effect of a change in accounting principle	(87,584)	(1,332)	(87,788)	(75,670)	(63,218)
Income from discontinued operations	0	0	0	106	8,404 (1)
Income tax (provision) benefit	(2,789)	0	0	0	0
Cumulative effect of a benefit change in accounting principle	0	(1,294)	0	0	0

Net loss	(90,373)	(2,626)	(87,788)	(75,564)	(54,814)
Preferred stock dividends	0	0	0	0	588
Non-cash distribution to preferred stockholders	(36,579)	0	0	0	0

Net loss attributable to common stockholders	$(126,952)	$(2,626)	$(87,788)	$(75,564)	$(55,402)

Basic and diluted net loss per share attributable to common stockholders	$(2,628.84)	$(52.20)	$(5.17)	$(3.19)	$(2.33)
Other Financial Data:
Capital expenditures	$86,696	$44,446	$35,533	$63,592	$31,613
Capitalized interest	2,430	0	0	0	0
Cash provided by (used in) operating activities	(13,251)	(10,318)	29,512	22,263	18,818
Cash used in investing activities	(89,117)	(44,847)	(96,993)	(40,941)	(5,555)
Cash provided by (used in) financing activities	119,814	39,378	45,383	4,185	(7,162)

(1)	Includes $8,320 gain on the disposal of discontinued operations.

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Net working capital	$(617)	$24,000	$42,935	$3,201	$(14,235)
Property and equipment, net	400,851	357,182	336,060	326,499	285,638
Total assets	516,540	471,291	463,712	418,587	375,534
Long-term debt, including accrued interest	370,999	250,916	271,317	286,888	271,167
Total liabilities	423,416	284,899	312,819	333,924	322,172
Accumulated deficit	(307,442)	(310,068)	(397,853)	(473,420)	(528,234)
Total stockholders’ equity	88,398	184,531	150,893	86,269	33,511

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion includes details, highlights and insight into our consolidated financial condition and results of operations, including recent business developments, critical accounting policies, estimates used in preparing the financial statements and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” and our financial statements and related notes elsewhere in this annual report.

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

We completed several key transactions during 2005, to improve the financial condition and liquidity of the company. These transactions include the following:

•	We issued and sold 2,000,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock, at $10.00 per share, for aggregate gross proceeds of $20 million. 920,000 shares of a the Series AA preferred stock were issued and sold in May 2005 in a private offering to certain new and existing investors, with the remaining shares issued and sold in October 2005 through a rights offering to existing stockholders. The Series AA preferred stock provides for a cumulative dividend of 8% per annum, which we pay in additional shares of Series AA preferred stock, and we issued 58,742 additional shares of the Series AA preferred stock in 2005. On November 1, 2005, we used the net proceeds from the rights offering to pay down our first lien indebtedness.

•	In September 2005, we completed the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10 million in cash. The net proceeds from the sale were used for general corporate purposes, including the funding of success-based capital expenditures and operating expenses. We had acquired the Cerritos cable system in December 2003 from Verizon Media Ventures Inc. in conjunction with our acquisition of Verizon Media’s Pinellas County, Florida operations.

•	In June 2005, we entered into a first lien credit agreement and second lien credit agreement providing us with aggregate cash proceeds of $280 million. Credit Suisse acted as administrative agent and sole lead arranger. We used these proceeds, together with cash on hand, to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in Note 2 to our audited consolidated financial statements included in Item 8 of this annual report, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. We account for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Credit risk is managed by disconnecting services to customers who are delinquent.

All other revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. In accordance with SAB No. 104, revenue from advertising sales is recognized as the advertising is transmitted over Knology’s broadband network. Revenue derived from other sources, including commercial data and other services, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectability is reasonably assured.”

We generate recurring revenues for our broadband offerings of video, voice and data and other services. Revenues generated from these services primarily consists of a fixed monthly fee for access to cable programming, local phone services and enhanced services and access to the Internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided and advance billings or cash payments received in advance of services performed are recorded as unearned revenue.

Allowance for Doubtful Accounts. We use estimates to determine our allowance for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our delinquent customer accounts receivable.

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2005 and 2004, the net carrying amount of our property, plant and equipment was approximately $285.6 million, 76% of total assets, and $326.5 million, 78% of total assets, respectively. Total capital expenditures for the years ended December 31, 2005, 2004 and 2003 were approximately $31.6 million, $63.6 million and $35.5 million, respectively.

Costs associated with network construction, network enhancements and initial customer installation are capitalized. Costs capitalized as part of the initial customer installation include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s premise or reconnecting service to a previously installed premise are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and significant enhancements, including replacement of cable drops from the pole to the premise, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and certain indirect costs using operational data and estimations of capital activity. We calculate standards for items such as the labor rates, overhead rates and the actual amount of time required to perform a capitalizable activity. Overhead rates are established based on an estimation of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities.

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

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards and SFAS No. 144. Factors we consider important and that could trigger an impairment review include the following:

•	significant underperformance of our assets relative to expected historical or projected future operating results;

•	significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

•	significant negative industry economic trends.

We adopted SFAS No. 142 and perform a goodwill impairment test annually in accordance with SFAS No. 142 on January 1. Based on the results of the test, we recorded no impairment loss to our goodwill as of January 1, 2004, 2005 and 2006.

Significant and Subjective Estimates. The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with GAAP in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for us to judge the application. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our consolidated financial statements and related notes thereto included elsewhere in this annual report, which contain accounting policies and other disclosures required by GAAP.

Homes Passed and Connections

We report homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our broadband network and listed in our database. “Marketable homes passed” are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services. Because we deliver multiple services to our customers, we report the total number of connections for video, voice and data rather than the total number of customers. We count each video, voice or data purchase as a separate connection. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. We do not record the purchase of digital video services by an analog video customer as an additional connection. As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. Accordingly, we expect that our number of voice and data connections will grow faster than our video connections and will represent a higher percentage of our total connections in the future.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 41.6%, 46.2% and 44.6% of our consolidated revenues for the years ended December 31, 2003, 2004 and 2005, respectively. Video revenues as a percentage of our total revenues increased significantly in 2004 as a result of the acquisition of video-only connections in Cerritos, California and video and data connections in Pinellas County, Florida.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 40.5%, 34.3% and 33.6% of our consolidated revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services. These combined revenues accounted for approximately 17.9%, 19.5% and 21.8% of our consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•	In providing video services, we currently compete with BellSouth, Bright House, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and

Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of VoIP services and to compete in the near future with providers such as Vonage Holding Company and Comcast.

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services include:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the NCTC and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 46.1%, 49.6% and 49.7% for the years ended December 31, 2003, 2004 and 2005, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time. We paid approximately $48.6 million in programming fees under programming contracts during 2005.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 16.2%, 14.7% and 16.6% for the years ended December 31, 2003, 2004 and 2005, respectively.

•	Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees. The data and other costs of services as a percentage of data and other revenue were 6.5%, 4.2% and 3.9% for the years ended December 31, 2003, 2004 and 2005, respectively.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

Selling, general and administrative expenses include:

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2003, 2004 and 2005.

	Year Ended December 31,
	2003	2004	2005
Operating revenues:
Video	42%	46%	44%
Voice	40	34	34
Data	18	20	22

Total operating revenues	100	100	100
Operating expenses:
Cost of services	27	29	29
Selling, operating and administrative expenses	56	58	52
Depreciation and amortization	45	35	32
Loss on early extinguishment of debt	0	0	0

Total operating expenses	128	122	113

Operating Loss	(28)	(22)	(13)

Other income and expenses:
Interest Income	0	0	1
Interest Expense	(17)	(15)	(15)
Gain on adjustment of warrants to market	1	0	0
Other (expense) income, net	(7)	1	0

Total	(23)	(14)	(14)

Loss before income taxes, discontinued operations and preferred stock dividends	(51)	(36)	(27)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	0	0	3
Preferred stock dividend	(0)	0	0

Net loss attributable to common stockholders	(51)%	(36)%	(24)%

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

	Quarters ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except operating data)
Revenues	$53,794	$52,735	$52,065	$52,864	$55,030	$57,272	$58,616	$59,939
Cost of services	15,784	15,104	15,103	14,838	16,112	16,567	16,578	16,765
Gross profit	38,010	37,631	36,962	38,026	38,918	40,705	42,037	43,175
Loss before discontinued operations and preferred stock dividends	(18,366)	(18,674)	(20,082)	(18,548)	(16,922)	(15,538)	(16,479)	(14,279)
Net loss	(18,366)	(18,664)	(20,039)	(18,495)	(16,878)	(15,491)	(7,971)	(14,474)
Homes passed (5)	927,561	934,437	941,827	947,272	947,828	953,021	955,497	957,753
Marketable homes passed (5)	727,124	731,187	736,223	741,095	742,812	745,406	747,776	749,853
Video connections (1)(5)	171,532	168,031	169,089	170,588	172,966	173,268	175,294	175,472
Video penetration (2)(5)	23.6%	23.0%	23.0%	23.0%	23.3%	23.2%	23.4%	23.4%
Digital video connections	54,332	51,831	53,920	56,838	58,241	56,510	56,945	57,212
Digital penetration of video connections	31.7%	30.8%	31.8%	33.3%	33.7%	32.6%	32.5%	32.6%
Voice connections on-net (3)	121,012	121,819	125,337	128,755	133,847	137,604	142,161	145,561
On-net voice penetration (4)	16.3%	16.7%	17.0%	17.4%	18.0%	18.5%	19.0%	19.4%
Data connections	75,220	77,174	82,152	86,368	93,522	97,373	102,555	105,636
Data penetration (2)	10.1%	10.3%	11.1%	11.7%	12.6%	13.1%	13.7%	14.1%
Total connections	373,666	372,064	382,556	391,698	406,414	414,341	426,234	432,849
Average monthly revenue per connection	$47.04	$47.04	$45.94	$46.52	$45.99	$46.57	$46.49	$46.39

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.
(3)	On-net connections are connections provided over our network as opposed to telephone lines leased from third parties.
(4)	On-net voice penetration is measured as a percentage of marketable homes passed and excludes off-net connections, as well as connections and marketable homes related to our incumbent local exchange carrier subsidiaries.
(5)	Cerritos, California market is excluded from operating statistics.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Operating revenues increased 9.2% from $211.5 million for the year ended December 31, 2004, to $230.9 million for the year ended December 31, 2005. Operating revenues from video services increased 5.6% from $97.6 million for the year ended December 31, 2004, to $103.0 million for the same period in 2005.

Operating revenues from voice services increased 7.1% from $72.4 million for the year ended December 31, 2004, to $77.6 million for the same period in 2005. Operating revenues from data and other services increased 21.2% from $41.4 million for the year ended December 31, 2004, to $50.2 million for the same period in 2005.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 391,698 as of December 31, 2004, to 432,849 as of December 31, 2005. The additional connections resulted primarily from:

•	triple-play bundle customers grew 24.6% in 2005;

•	voice service offerings were rolled out to approximately 60% of marketable homes passed in Pinellas County, Florida;

•	business connections grew 15% in 2005; and

•	continued penetration in our existing markets.

We added video connections in 2005 as the popularity of additional services and products such as DVR’s, high-definition televisions and broadcast grew. We expect to add new video connections in the future, but as our video segment matures in our current markets, we expect to grow at a decreasing rate compared to our historical experience. While the number of new video connections may grow at a declining rate, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

Cost of services. Cost of services increased 8.5% from $60.8 million for the year ended December 31, 2004, to $66.0 million for the year ended December 31, 2005. Cost of services for video services increased 5.7% from $48.4 million for the year ended December 31, 2004, to $51.2 million for the same period in 2005. Cost of services for voice services increased 20.8% from $10.6 million for the year ended December 31, 2004, to $12.9 million for the same period in 2005. Cost of services for data and other services increased 11.3% from $1.8 million for the year ended December 31, 2004, to $2.0 million for the same period in 2005. We expect our cost of services to increase as we add more connections. The increase in video cost of service are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. Increases in voice and data costs of services are primarily a result of the additions of leased facilities used to backhaul our traffic to our switching facilities and the increase in connections and the need for more data capacity.

Gross profit. Gross profit increased 9.4% from $150.6 million for the year ended December 31, 2004, to $164.8 million for the year ended December 31, 2005. Gross profit for video services increased 5.4% from $49.2 million for the year ended December 31, 2004, to $51.8. million for the same period in 2005. Gross profit for voice services increased 4.8% from $61.8 million for the year ended December 31, 2004, to $64.7 million for the same period in 2005. Gross profit for data and other services increased 21.6% from $39.7 million for the year ended December 31, 2004, to $48.3 million for the same period in 2005. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Selling, general and administrative. Our selling, general and administrative decreased 2.3% from $122.5 million for the year ended December 31, 2004, to $119.7 for the year ended December 31, 2005. The decrease in our operating costs, included in selling, general and administrative, is consistent with our focus on process efficiencies, execution and customer service in 2005, and included decreases in personnel cost, marketing and advertising, bad debt expense, cost of billing our customers and general office expenses. Our capital market activities, included in selling, general and administrative, were $880,000 for the year ended December 31, 2004, compared to $62,000 for the year ended December 31, 2005. The capital market activities in 2004 were primarily fees and expenses for a proposed debt offering which was withdrawn during the first quarter of 2004. In 2005 we incurred one-time charges of approximately $334,000 for certain severance expenses, included in selling, general and administrative, related to a reduction in our workforce. Our litigation fees, included in selling, general and administrative, decreased from $377,000 for the year ended December 31, 2004, to $46,000 for the year ended December 31, 2005, primarily due to less activity related to the Insight litigation. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $3.6 million for the year ended December 31, 2004 to $2.1 million for the year ended December 31, 2005. The higher non-cash stock option compensation expense in 2004 was primarily due to a re-pricing of certain stock options during the second quarter of 2004.

Depreciation and amortization. Our depreciation and amortization increased from $74.2 million for the year ended December 31, 2004, to $74.5 million for the year ended December 31, 2005. The increase in depreciation and amortization resulted primarily from the additions in property, plant, equipment 2005 related to the preparation of our network for voice service in Pinellas County. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Loss on early extinguishment of debt. In 2005 we recorded a loss of approximately $544,000 on the early extinguishment of debt related to the repayment of all amounts outstanding under our credit facilities with Wachovia Bank, National Association and Cobank, ACB and the redemption of our 12% senior notes due 2009.

Interest income. Interest income was $720,000 for the year ended December 31, 2004, compared to $1.1million for the same period in 2005. The increase in interest income primarily reflects a higher average cash and cash equivalent balance during the year ended December 31, 2005.

Interest expense. Interest expense increased from $31.1 million for the year ended December 31, 2004, to $34.5 million for the year ended December 31, 2005. The increase in interest expense for 2005 is primarily a result of a thirty-day call notice on our 12% senior notes due 2009, as required by the indenture agreement governing the senior notes. During the third quarter of 2005 we incurred interest expense on the senior notes as well as our first and second lien facilities.

Gain on the adjustment of warrants to market. During 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2004 was $3.90 resulting in a $535,000 gain on the adjustment of warrants to market value. During 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2005 was $3.84 resulting in a $37,000 gain on the adjustment of warrants to market.

Other (expense) income, net. Other expenses, net decreased from income of $133,000 for the year ended December 31, 2004 to an expense of $12,000 for the year ended December 31, 2005.

Income tax provision. We recorded no income tax benefit for the years ended December 31, 2004 and 2005, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss before discontinued operations. We incurred a loss before discontinued operations of $75.7 million for the year ended December 31, 2004, compared to a loss before discontinued operations of $63.2 million for the year ended December 31, 2005.

Income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. We recorded income from discontinued operations of $106,000 for the year ended December 31, 2004, compared to $8.4 million, which included a gain on disposal of $8.3 million, for the year ended December 31, 2005.

Preferred stock dividends. We issued 58,742 additional shares of the Series AA preferred stock in 2005, as a stock dividend, and recognized an expense of $588,000 for the year ended December 31, 2005.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $75.6 million and $55.4 million for the years ended December 31, 2004 and 2005, respectively. We expect net losses to decrease as our business matures.

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

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 381,815 as of December 31, 2003, which included 58,422 connections acquired from Verizon Media in December of 2003, to 398,433 as of December 31, 2004. For the year ended December 31, 2003, the connections acquired from Verizon Media generated less than $300,000 in revenues. The additional connections resulted primarily from:

•	New service offerings specifically marketed to increase sales and connections penetration.

•	Sales of voice and data services, which accounted for the positive growth in our connections added from December 31, 2003 through December 31, 2004. We gained these connections by offering competitive plans that focus on bundling services to customers.

•	The acquisition of cable system assets in Cerritos, California and Pinellas County, Florida from Veizon Media.

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

Gross profit. Gross profit increased 19.2% from $126.4 million for the year ended December 31, 2003, to $150.6 million for the year ended December 31, 2004. Gross profit for video services increased 26.9% from $38.7 million for the year ended December 31, 2003, to $49.2. million for the same period in 2004. Gross profit for voice services increased 5.2% from $58.7 million for the year ended December 31, 2003, to $61.8 million for the same period in 2004. Gross profit for data and other services increased 37.1% from $28.9 million for the year ended December 31, 2003, to $39.7 million for the same period in 2004. The increase in gross profit was primarily a result of the changes in revenues and cost of services as described above.

Selling, general and administrative. Our operating expenses, excluding depreciation and amortization, increased 27.4% from $96.2 million for the year ended December 31, 2003, to $122.5 for the year ended December 31, 2004. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth. During 2004 we incurred certain incremental expenses associated with the unusual storm and hurricane activity. Our capital market activities, included in selling, general and administrative, were $84,000 for the year ended December 31, 2003, compared to $880,000 for the year ended December 31, 2004. Our litigation fees, included in selling, general and administrative, decreased from $907,000 for the year ended December 31, 2003, to $377,000 for the year ended December 31, 2004. The decrease in litigation fees is primarily due to less activity related to the Insight litigation. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $1.9 million for the year ended December 31, 2003 to $3.6 million for the year ended December 31, 2004. The increase in the non-cash stock option compensation expense was primarily due to a re-pricing of certain stock options during the second quarter of 2004.

Depreciation and amortization. Our depreciation and amortization decreased from $77.8 million for the year ended December 31, 2003, to $74.2 million for the year ended December 31, 2004. The decrease in depreciation and amortization resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets in 2004, and a portion of our long-lived assets becoming fully depreciated.

Interest income. Interest income was $379,000 for the year ended December 31, 2003, compared to $720,000 for the same period in 2004. The increase in interest income primarily reflects a higher average cash and cash equivalent balance for the year ended December 31, 2004.

Interest expense. Interest expense increased from $29.2 million for the year ended December 31, 2003, to $31.1 million for the year ended December 31, 2004. The increase in interest expense for 2004 resulted from a higher average debt balance outstanding due to in-kind interest payments associated with our senior notes.

Gain on the adjustment of warrants to market. In the fourth quarter of 2003, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2003 was $9.03 resulting in a $929,000 gain on the adjustment of warrants to market value. During 2004, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2004 was $3.90 resulting in a $535,000 gain on the adjustment of warrants to market.

Other (expense) income, net. Other expenses, net decreased from $12.3 million for the year ended December 31, 2003 to $134,000 for the year ended December 31, 2004. We recorded a loss on our investment in Grande Communications, Inc. of $12.4 million for the year ended December 31, 2003 after we determined that the adverse conditions at Grande were other than temporary.

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

Income from discontinued operations. The amount recorded represents the income from our Cerritos operations, which was sold in 2005.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $87.8 million and $75.6 million for the years ended December 31, 2003 and 2004, respectively.

Liquidity and Capital Resources

Overview.

As of December 31, 2005, we had approximately $15.7 million of cash, cash equivalents and restricted cash on our balance sheet. Our net working capital on December 31, 2005, was a deficit of $14.2 million, compared to net working capital of $3.2 million as of December 31, 2004. The decrease in working capital from December 31, 2004 to December 31, 2005 is primarily due to the use of funds for the enhancement of the network and funding of operations in the Pinellas County market.

We believe that we have adequate liquidity from cash on hand and cash provided from operations to fund capital expenditures, operating expenses and debt service through 2006. Should we require additional funding, we have available a $25 million revolver.

On September 12, 2005, we completed the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10 million in cash, subject to certain post-closing adjustments. The net proceeds from the sale were used for general corporate purposes, including the funding of success-based capital expenditures and operating expenses, with the exception of $1.0 million that was recorded in the restricted cash balance as of December 31, 2005. The $1.0 million represents an escrow requirement in connection with the closing, and $500,000 of this balance was released in March 2006, with the remaining $500,000 to be released in September 2006.

In May 2005, we issued 920,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock (Preferred Stock), in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9.2 million. In October 2005, we received gross offering proceeds of $10.8 million and certain selling shareholders received proceeds of $1.9 million for the resale of a portion of their shares issued in May 2005. In November 2005, the Company used net offering proceeds to pay down principal of $10.4 million on the first lien debt. Dividends will accrue on the Preferred Stock at an 8% annual rate, which may be paid in cash or additional shares of the Preferred Stock. However, pursuant to the restrictions of our new debt, we are prohibited from paying dividends in cash other than cash in lieu of fractional shares. During the year, 58,742 shares of Preferred Stock were issued as dividends for a total of $588,000. The Shares of the Series AA Preferred Stock are: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. As of December 31, 2005, shareholders had converted 73,661 shares of preferred stock. Each share of the Preferred Stock is convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. Our Series AA preferred stock is not classified as a liability since the redemption is contingent upon the holder’s not exercising its option to convert into a fixed number of shares, five shares of common for each share of preferred. We follow the guidance in Accounting Series Release (“ASR”) 268 “Presentation in Financial Statements of “Redeemable Preferred Stocks”. ASR 268 highlights the redemption obligation of the securities and the fact that amounts attributable to these securities are not part of permanent capital. Accordingly, we have classified our preferred shares on the consolidated balance sheet between liabilities and permanent equity in the caption Redeemable Convertible Preferred Stock.

On June 29, 2005, we entered into a first lien credit agreement and second lien credit agreement providing us with aggregate cash proceeds of $280 million. In June 2005, we used a portion of the proceeds from the lien agreements to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB. In July 2005 we used the remaining proceeds, together with cash on hand, to redeem our 12% senior notes due 2009.

The first lien credit agreement provides for a five-year senior secured $185 million term loan facility, of which approximately $173.7 million is currently outstanding, and a $25 million revolving loan and letter of credit facility of which no funds have been drawn. The first lien term facility bears interest at a rate of LIBOR plus 5.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facilities is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, with $475,000 payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity, but we must pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities.

The second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. The second lien was discounted at 4.0% and on June 29, 2005, we received proceeds of $95 million. Borrowings under the second lien term facility bear interest at a at a rate of LIBOR plus 10.0% of which 8.5% is paid in cash and 1.5% is paid in kind. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

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

In July 2005, we entered into an interest rate cap agreement with Credit Suisse First Boston International at a notional amount of $280 million, covering the first and second liens, to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the loans. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The cap agreement had a fair value of $1.5 million as of December 31, 2005, resulting in a derivative gain of $267,000. Changes in fair value of the cap agreement are, and will continue to be, recorded within interest expense

As of December 31, 2005 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of December 31, 2005, we had a net working capital deficit of $14.2 million, compared to net working capital of $3.2 million as of December 31, 2004. The decrease in working capital from December 31, 2004 to December 31, 2005 is primarily due to the use of funds for the enhancement of the network and funding of operations in the Pinellas County market.

Net cash provided by operating activities from continuing operations totaled $29.5 million, $22.4 million and $19.2 million for the years ended December 31, 2003, 2004 and 2005, respectively, and operating activities from discontinued operations used net cash of $0.1 million and $0.4 million for the years ended December 31, 2004 and 2005, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	write off of investments;

•	gain on discontinued operations;

•	accretion of bank loan;

•	non-cash bank loan interest expense;

•	non-cash interest rate cap interest income;

•	non-cash bond interest expense;

•	loss on early extinguishment of debt;

•	provision for bad debt;

•	(gain) loss on disposition of assets; and

•	gain on adjustment of warrants to market.

Net cash used in investing activities for continuing operations was $97.0 million, $40.9 million and $15.3 million for the years ended December 31, 2003, 2004 and 2005, respectively, and investing activities from discontinued operations provided cash of $9.7 million for the year ended December 31, 2005. Our investing activities for the year ended December 31, 2003, consisted of $35.5 million of capital expenditures, $50.0 million for the purchase of short term investments, $0.4 million in organizational and franchise expenditures, $1.5 million of cash pledged as security, $18.8 million for the acquisition of Verizon Media and an investment of $1.1 million in Grande, partially offset by $10.0 million from the sale of short term investments and $0.4 million of proceeds from the sale of property. Investing activities in 2004 consisted of $63.6 million of capital expenditures, $210.1 million for the purchase of short term investments, $0.3 million in organizational and franchise expenditures and $4.6 million of cash pledged as security, partially offset by $237.4 million from the sale of short term investments and $0.2 million of proceeds from the sale of property. Investing activities in 2005 consisted of $31.6 million of capital expenditures, $4.0 million for the purchase of short term investments and $0.3 million in organizational and franchise expenditures, partially offset by $16.6 million from the sale of short term investments, $0.2 million of proceeds from the sale of property and $3.8 million of cash pledged as security that was returned. The investing activities from discontinued operations of $9.7 million for the year ended December 31, 2005, included an $8.3 million gain in the disposal of discontinued operations. The gain was a result of the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash.

We received net cash flow from financing activities of $45.4 million and $4.2 million for the years ended December 31, 2003 and 2004, respectively, and used $7.2 million in financing activities for the year ended December 31, 2005. In 2003 financing activities consisted primarily of $48.8 million of net proceeds from our initial public offering of common stock partially offset by $3.4 million in principal payments on debt. In 2004 financing activities consisted primarily of $7.3 million of net proceeds from the fulfillment of the over allotment option of our initial public offering of common stock, partially offset by $2.7 million in principal payments on debt and $0.4 million of expenditures related to issuance of debt. In 2005 financing activities consisted primarily of $296.0 million in principal payments on debt, $9.7 million of expenditures related to issuance of debt, $0.3 million of expenses related to the issuance of our Series AA preferred stock and $1.3 million of for the purchase of a interest rate hedge agreement with Credit Suisse First Boston International, partially offset by $280.0 million of proceeds from first lien and second lien credit agreement, $20.0 million in gross proceeds from the issuance of our Series AA preferred stock and $122,000 of proceeds from stock options exercised.

Capital Expenditures, Operating Expenses and Debt Service

We spent approximately $31.6 million in capital expenditures during 2005, of which approximately $6.0 million related to network construction and enhancement and the remainder related to the purchase of customer premise equipment, such as cable set-top boxes and cable modems, network equipment, including switching and transport equipment, and billing and information systems.

We expect to spend approximately $25.0 million in capital expenditures during 2006. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2006. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

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

Contractual Obligations

The following table sets forth, as of December 31, 2005, our long-term debt, capital leases and operating lease obligations for 2006, the following five years and thereafter. The long-term debt obligations are our cash debt service obligations, including both principal and interest. The capital lease obligations are our future rental payments under one lease with a 10-year term and network fiber leasing aggreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2006 through December 31, 2006	January 1, 2007 through December 31, 2008	January 1, 2009 through December 31, 2010	After December 31, 2010
	(in thousands)
Long-term debt obligations	$269.8	$1.9	$3.7	$168.1	$96.1
Interest	160.2	32.8	64.9	55.3	7.2
Capital lease obligation	9.3	0.4	1.0	1.1	6.8
Operating lease obligations	10.6	2.1	2.9	1.8	3.8

Programming contracts (1)	157.0	52.0	105.0	0	0

Pole attachment obligations (2)	9.3	3.1	6.2	0	0

Total	$616.2	$92.3	$183.7	$226.3	$113.9

(1)	The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
(2)	Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

As discussed above, we currently expect to spend $25.0 million in capital expenditures in 2006. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $15.7 million of cash and cash equivalents and short term investments on hand as of December 31, 2005, with the remainder funded by cash flow generated by operations. Beyond 2006, we may need to raise additional capital through equity offerings, asset sales or re-finance our.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No.3”. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154, which resulted in no impact to our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not he within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the ‘fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the Company no later than December 31, 2005. We adopted FIN 47, which resulted in no material impact to our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002 the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In January 2006, we adopted SFAS No. 123R, and because the fair value recognition provisions of SFAS No. 123 were adopted in 2003, there was no material impact to our results of operations or financial position.

At the March 2004 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on the Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Issue 03-1 defines the terms other–than-temporary and other-than-temporary impairment and establishes a three-step impairment model applicable to debt and equity securities that are within the scope of SFAS 115. At the November 2003 EITF meeting, the EITF reached a consensus effective for fiscal years ending after December 15, 2003 on quantitative disclosures. Except for disclosure requirements already in place, the Issue 03-1 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. We adopted EITF Issue No. 03-1 disclosure requirements for the fiscal year ended December 31, 2003 and the adoption did not have material impact on our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments, if used, are employed as risk management tools and not for trading purposes.

We have adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During the third quarter of 2005, we entered into a hedging agreement to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. We did not designate the cap agreement as an accounting hedge under SFAS No. 133, accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense.

The determination of the estimated fair value of our variable-rate debt is subject to the effects of interest rate risk. The estimated fair value of our variable-rate debt instruments at December 31, 2005 was $278.2 million, compared to a carrying amount of $269.8 million.

The estimated fair value of our debt is based on quoted market prices. If the borrowing rates under LIBOR were to increase 1% above the current rates at December 31, 2005, our interest expense on the debt would increase approximately $500,000 on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-24.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A portion of the information required by this Item 10 will be contained in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

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

The information required by this Item 11 will be contained in the section entitled “Executive Compensation” and “Meetings and Committees of the Board” of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the sections entitled “Executive Compensation—Equity Compensation Plan Information” and “Principal Stockholders” of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be contained in the section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Independent Registered Public Accounting Firm” of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditor’s report are included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005.

Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 2.2 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

2.2	Side Letter Agreement, dated as of July 15, 2003, by and between Verizon Media Ventures Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 2.3 to Knology, Inc.’s Registration Statement on Form S-2 (File No. 333-109366)).

2.3	Asset Purchase Agreement, dated March 24, 2005, between Knology Broadband of California, Inc. and WaveDivision Holdings, LLC (Incorporated herein by reference from Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-32647)).

2.4	Escrow Agreement, dated as of March 24, 2005, by and among Knology Broadband of California, Inc., WaveDivision Holdings, LLC and SunTrust Bank (Incorporated herein by reference from Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-32647)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Knology Inc.’s Current Report on Form 8-K filed on May 27, 2005 (File No. 000-32647)).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference from Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8	Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13	Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.14	Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.15	Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16	Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.17	Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18	Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19	Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20	Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21*	Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-32647)).

10.22*	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23*	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28	Registration Rights Agreement, dated November 6, 2002, by and between Knology, Inc. and SCANA Communications Holdings, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.29	Carrier Services Agreement dated July 16, 2001, between Business Telecom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.30*	Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.31*	Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.32	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.33	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.34	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.35**	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.36	Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to Exhibit 10.65 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.37	Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.38	Knology, Inc. Spin-Off Plan (Incorporated herein by reference to Exhibit 10.71 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
10.39	Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.40	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.41*	On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.42*	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.43*	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.44*	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.45	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.46	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.47	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.48*	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.49	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference from Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.50	Transfer Agreement, dated January 7, 2004, by and between Pinellas County, Florida, Verizon Media Ventures Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference from Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.51	City of St. Petersburg Ordinance No. 643-G, dated November 20, 2003, Approving an Extension of the Knology Broadband of Florida, Inc. Cable Television Franchise from September 9, 2006 to September 9, 2009 (Incorporated herein by reference from Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.52	Transfer Agreement, dated December 16, 2003, by and between the City of Clearwater and Verizon Media Ventures Inc., Knology, Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference from Exhibit 10.58 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.53	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference from Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.54	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference from Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.55	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference from Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.56**	Form of Stock Option Agreement (Incorporated herein by reference from Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-32647)).

10.57**	Description of Named Executive Officer and Director Compensation Arrangements.

10.58	$210,000,000 First Lien Credit Agreement, dated as of June 29, 2005, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent and Credit Suisse, Cayman Islands Branch, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference from Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.59	First Lien Pledge and Security Agreement, dated as of June 29, 2005, among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference from Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.60	First Lien Guaranty, dated as of June 29, 2005, by Knology, Inc., as Borrower, and each of the subsidiaries of Knology listed on the signature pages thereof or that becomes a party thereto pursuant to Section 24 thereof (Incorporated herein by reference from Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.61	$98,958,333 Second Lien Credit Agreement, dated as of June 29, 2005, among Knology, Inc., as Borrower and the Lenders Party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent and Credit Suisse, Cayman Islands Branch, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference from Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.62	Second Lien Pledge and Security Agreement, dated as of June 29, 2005, among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference from Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.63	Second Lien Guaranty, dated as of June 29, 2005, by Knology, Inc., as Borrower, and each of the subsidiaries of Knology listed on the signature pages thereof or that becomes a party thereto pursuant to Section 24 thereof (Incorporated herein by reference from Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.64	Series AA Preferred Stock Purchase Agreement, dated as of May 4, 2005, by and among Knology, Inc. and the Purchasers named therein (Incorporated herein by reference from Exhibit 10.7 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.65	Registration Rights Agreement, dated May 26, 2005, among Knology, Inc., certain holders of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.7 to Knology Inc.’s Registration Statement on Form S-3 (File No. 333-127129))

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

*	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/S/ RODGER L. JOHNSON
Rodger L. Johnson
President and Chief Executive Officer

(Date)	March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Chairman of the Board and Director	March 28, 2006

/S/ RODGER L. JOHNSON Rodger L. Johnson	President, Chief Executive Officer and Director (Principal executive officer)	March 28, 2006

/S/ M. TODD HOLT M. Todd Holt	Chief Financial Officer, Vice President, Controller and Treasurer (Principal financial officer and principal accounting officer)	March 28, 2006

/S/ ALAN A. BURGESS Alan A. Burgess	Director	March 28, 2006

/S/ DONALD W. BURTON Donald W. Burton	Director	March 28, 2006

/S/ EUGENE I. DAVIS Eugene I. Davis	Director	March 28, 2006

/S/ O. GENE GABBARD O. Gene Gabbard	Director	March 28, 2006

/S/ WILLIAM LAVERACK, JR. William Laverack, Jr.	Director	March 28, 2006

/S/ WILLIAM H. SCOTT III William H. Scott III	Director	March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Knology, Inc.:

We have audited the accompanying consolidated balance sheets of Knology, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 20, 2006

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	DECEMBER 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$6,082	$12,183
Restricted cash (Note 2)	7,365	3,537
Short term investments (Note 2)	12,625	0
Accounts receivable, net of allowance for doubtful accounts of $724 and $886 as of December 31, 2004 and 2005, respectively	18,924	19,283
Prepaid expenses and other	2,735	1,767
Assets of business held for sale (Note 11)	887	0

Total current assets	48,618	36,770

PROPERTY, PLANT AND EQUIPMENT:
System and installation equipment	602,731	612,082
Test and office equipment	59,369	61,446
Automobiles and trucks	9,766	9,620
Production equipment	781	781
Land	4,006	4,006
Buildings	17,332	17,349
Construction and premise inventory	15,694	12,505
Leasehold improvements	2,565	2,643

	712,244	720,432
Less accumulated depreciation and amortization	(385,745)	(434,794)

Property, plant, and equipment, net	326,499	285,638

OTHER LONG-TERM ASSETS:
Goodwill and intangible assets	41,142	41,059
Deferred issuance costs	634	8,764
Interest rate cap agreement	0	1,537
Investments	1,243	1,243
Other	451	523

Total assets	$418,587	$375,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$179	$2,241
Accounts payable	20,428	20,010
Accrued liabilities	12,199	18,620
Unearned revenue	11,841	10,134
Liabilities of business held for sale (Note 11)	770	0

Total current liabilities	45,417	51,005

NONCURRENT LIABILITIES:
Notes payable	49,438	270,882
Unamortized investment tax credits	13	0
Senior unsecured notes, net of discount	237,096	0
Warrants (Note 4)	354	285

Total noncurrent liabilities	286,901	271,167

Total liabilities	332,318	322,172

REDEEMABLE CONVERTIBLE PREFERRED STOCK	0	19,851

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 and 1,985,081 shares issued and outstanding at December 31, 2004 and 2005, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2004 and 2005, respectively	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 23,697,787 and 24,153,201 shares issued and outstanding at December 31, 2004 and 2005, respectively	237	242
Additional paid-in capital	559,452	561,503
Accumulated deficit	(473,420)	(528,234)

Total stockholders’ equity	86,269	33,511

Total liabilities and stockholders’ equity	$418,587	$375,534

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
OPERATING REVENUES:
Video	$71,879	$97,590	$103,039
Voice	70,117	72,438	77,602
Data services and other	30,942	41,430	50,216

Total operating revenues	172,938	211,458	230,857

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	46,525	60,829	66,022
Selling, general and administrative expenses	96,240	122,462	119,666
Depreciation and amortization	77,806	74,163	74,490
Loss on early extinguishment of debt	0	0	544

Total operating expenses	220,571	257,454	260,722

OPERATING LOSS	(47,633)	(45,996)	(29,865)

OTHER INCOME (EXPENSE):
Interest income	379	720	1,074
Interest expense	(29,175)	(31,062)	(34,452)
Gain on adjustment of warrants to market	929	535	37
Other (expense) income, net	(12,288)	133	(12)

Total other expense	(40,155)	(29,674)	(33,353)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(87,788)	(75,670)	(63,218)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,320 in 2005) (Note 11)	0	106	8,404

NET LOSS	(87,788)	(75,564)	(54,814)
PREFERRED STOCK DIVIDENDS	0	0	(588)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(87,788)	$(75,564)	$(55,402)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5.17)	$(3.20)	$(2.69)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.00	0.01	0.35

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5.17)	$(3.19)	$(2.33)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,995,092	23,655,733	23,751,085

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	PREFERRED STOCK		COMMON STOCK SHARES		NON-VOTING COMMON STOCK SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 31, 2002	154,826,180	$1,548	503,197	$5	0	$0	$493,046	$(310,068)	$184,531
Net loss								(87,788)	(87,788)
Exercise of stock options	209,404	2	9,356	1			15		18
Unrealized gain							3		3
Non-cash stock option compensation							1,883		1,883
Reorganization fees (Note 8)							(50)		(50)
Initial public offering of common stock	(155,035,584)	(1,550)	20,092,877	201	2,170,127	21	53,624		52,296

BALANCE, December 31, 2003	0	$0	20,605,430	$207	2,170,127	$21	$548,521	$(397,856)	$150,893

Net loss								(75,564)	(75,564)
Exercise of stock options			9,776						0
Unrealized loss							(2)		(2)
Non-cash stock option compensation							3,625		3,625
Initial public offering of common stock			900,000	9			7,264		7,273
Exercise of warrants			12,454				44		44
Conversion of non-voting common stock			2,170,127	21	(2,170,127)	(21)			0

BALANCE, December 31, 2004	0	$0	23,697,787	$237	0	$0	$559,452	$(473,420)	$86,269

Net loss								(54,814)	(54,814)
Exercise of stock options			71,183	1			121		122
Non-cash stock option compensation							2,101		2,101
Preferred stock offering costs							(348)		(348)
Preferred stock dividends							(588)		(588)
Exercise of warrants			16,512	1			33		34
Conversion of preferred stock to common stock			367,719	3			732		735

BALANCE, December 31, 2005	0	$0	24,153,201	$242	0	$0	$561,503	$(528,234)	$33,511

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,788)	$(75,564)	$(54,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,806	74,163	74,490
Non-cash stock option compensation	1,883	3,625	2,101
Write off of investment	12,406	0	0
Gain on discontinued operations	0	0	(8,404)
Accretion of second lien term loan	0	0	332
Non-cash bank loan interest expense	0	0	1,226
Non-cash interest rate cap interest income	0	0	(267)
Non-cash bond interest expense	26,582	12,059	0
Loss on early extinguishment of debt	0	0	544
Provision for bad debt	4,714	4,479	4,080
(Gain) loss on disposition of assets	(14)	32	25
Gain on adjustment of warrants to market	(929)	(535)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(9,063)	(4,120)	(4,439)
Prepaid expenses and other	64	(895)	91
Accounts payable	(209)	4,908	(419)
Accrued liabilities	695	4,043	6,420
Unearned revenue	3,365	207	(1,706)

Total adjustments	117,300	97,966	74,037

Net cash provided by operating activities from continuing operations	29,512	22,402	19,223

Net cash used in operating activities from discontinued operations	0	(139)	(405)

Net cash provided by operating activities	29,512	22,263	18,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,533)	(63,592)	(31,613)
Purchase of short term investments	(50,000)	(210,051)	(4,000)
Proceeds from sale of short term investments	10,000	237,426	16,625
Franchise and other intangible expenditures	(407)	(288)	(295)
Proceeds from sale of property	378	169	170
Cash (pledged) returned as security	(1,520)	(4,605)	3,828
Acquisition of Verizon Media	(18,841)	0	0
Investment in Grande	(1,070)	0	0

Net cash used in investing activities from continuing operations	(96,993)	(40,941)	(15,285)

Net cash provided by investing activities from discontinued operations	0	0	9,730

Net cash used in investing activities	(96,993)	(40,941)	(5,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(3,373)	(2,719)	(295,992)
Proceeds from long-term debt facility	0	0	280,000
Expenditures related to issuance of debt	0	(370)	(9,675)
Proceeds from issuance of convertible preferred stock	0	0	20,000
Expenditures related to issuance of convertible preferred stock	0	0	(348)
Purchase of interest rate cap	0	0	(1,270)
Net proceeds from public offering	48,788	7,273	0
Stock options exercised	18	0	122
Warrants exercised	0	1	1
Expenditures related to reorganization	(50)	0	0

Net cash provided by (used in) financing activities	45,383	4,185	(7,162)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,098)	(14,493)	6,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,673	20,575	6,082

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,575	$6,082	$12,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2,589	$16,664	$30,906

Detail of investments and acquisitions:
Property, plant and equipment	21,149	0	0
Intangible assets & other	1,201	0	0
Warrants issued	(3,509)	0	0

Net cash paid for acquisitions	$18,841	$0	$0

Non-cash financing activities: Debt acquired in capital lease transactions	$0	$1,812	$1,303

Preferred stock dividend paid in kind	$0	$0	$588

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(dollars in thousands, except share data)

1. Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

Knology, Inc. and its subsidiaries, including its predecessors, (“Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998.

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

Basis of presentation

The consolidated financial statements of Knology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The statements include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company does not exercise a significant controlling financial interest are accounted for using the cost method of accounting.

During the second quarter of 2005, the Company revised the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as financing activity. In the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation, which resulted in a $1,520 and $4,605 decrease in investing cash flows and a corresponding increase in financing cash flows for 2003 and 2004, respectively.

2. Summary of Significant Accounting Policies

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, valuation of inventories and investments, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of December 31, 2004, the Company had $7,365 of cash that is restricted in use, all of which is pledged as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

As of December 31, 2005, the Company has $3,537 of cash that is restricted in use. Of this amount, $1,007 is in escrow in connection with the sale of discontinued operations (see Note 11). Also, the Company has pledged $2,530 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

Short term investments

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No 115”). SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date.

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

The available-for-sale securities at December 31, 2004 included the following:

December 31, 2004
Amortized Cost	$12,624
Fair Value	$12,625
Unrealized Gain	$1

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs, net of recoveries	Balance at end of period
2003	$2,194	$4,714	$5,459	$1,449
2004	$1,449	$4,479	$5,204	$724
2005	$724	$4,080	$3,918	$886

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is included in or deducted from income. Depreciation and amortization (excluding telephone plant which is depreciated by composite rates regulated by the Public Service Commission), are provided over the estimated useful lives as follows:

Years
Buildings	25
System and installation equipment	3-10
Production equipment	9
Test and office equipment	3-7
Automobiles and trucks	5
Leasehold improvements	5-25

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was $77,438, $73,809 and $73,581, respectively. Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

The Company constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2005, the Company has obtained these franchises through acquisitions of cable systems accounted for as purchase business combinations and construction of new cable systems.

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying value of goodwill, which is no longer amortized.

	2004	2005	Amortization Period (Years)
Customer base	$441	$460	2-3
Other	356	632	1-3

Gross carrying value of intangible assets subject to amortization	797	1,092
Less accumulated amortization	489	867

Net carrying value	308	225
Goodwill	40,834	40,834

Total goodwill and intangibles	$41,142	$41,059

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. Each geographic operating unit is deemed to be a reporting unit for testing purposes. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per FASB Statement No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company has adopted January 1 as the calculation date and has evaluated these assets as of January 1, 2004, 2005 and 2006, and no impairment was identified.

Amortization expense related to intangible assets was $358, $278 and $378 for the years ended December 31, 2003, 2004 and 2005, respectively.

Scheduled amortization of intangible assets for the next five years is as follows:

2006	$203
2007	18
2008	4

$225

Deferred issuance costs

Deferred issuance costs include costs associated with the issuance of debt and the consummation of credit facilities (Note 4). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2004 and 2005 are as follows:

	2004	2005	Amortization Period (Years)
Previous deferred issuance costs	$871	$634	8
2005 Expenditures related to new bank loan	0	9,675	5-6
Accumulated amortization	(237)	(1,001)
Loss on early extinguishment of debt	0	(544)

Deferred issuance costs, net	$634	$8,764

Derivative Financial Instruments

The Company has adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280 million, covering the first and second liens, to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the loans. The Company paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The Company did not designate the cap agreement as an accounting hedge under SFAS No. 133, accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005. The cap agreement had a fair value of $1.5 million as of December 31, 2005, resulting in a derivative gain of $267.

Valuation of long-lived assets

Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company has evaluated these assets as of December 31, 2005, and no impairment was identified.

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

Stock based compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is to be applied for financial statements for fiscal years ending after December 15, 2002. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, the Company recorded $1,883, $3,625 and $2,101 of non-cash stock option compensation expense for the years ended December 31, 2003, 2004 and 2005, respectively. The Company will continue to provide pro forma net income and earnings per share information related to prior awards.

The following table illustrates the effect on net loss if Knology had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended December 31,
	2003	2004	2005
Net loss, as reported	$(87,788)	$(75,564)	$(55,402)
Add: Stock-based compensation, as reported	1,883	3,625	2,101
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,913)	(3,625)	(2,101)

Pro forma net loss	$(87,818)	$(75,564)	$(55,402)

Basic and diluted net loss per share attributed to common shareholders	$(5.17)	$(3.19)	$(2.33)
Basic and diluted weighted average number of common shares outstanding	16,995,922	23,655,733	23,751,085

Refer to new accounting pronouncement section where Company adopted SFAS No. 123R January 1, 2006, with no material impact.

Investments

Investments and equity ownership in associated companies consisted of the following at December 31, 2004 and 2005:

	2004	2005
Nonmarketable investments, at cost:
Grande Communications (“Grande”) common stock, 10,946,556 shares in 2004 and 2005.	$1,243	$1,243

At December 31, 2005, the Company, through its wholly owned subsidiaries, owned approximately 2.4% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting. The Company determined that the adverse changes in business conditions at Grande Communication, Inc. were other than temporary and recorded a loss of $12,406 which is included in Other Income (Expense) during the third quarter of 2003 on the investment in Grande. In the fourth quarter of 2003 the Company invested an additional $1,069 in Grande.

Accrued liabilities

Accrued liabilities at December 31, 2004 and 2005 consist of the following:

	2004	2005
Accrued trade expenses	$4,811	$7,251
Accrued property taxes	2,297	1,818
Accrued compensation	2,315	4,519
Accrued interest	2,776	5,032

Total	$12,199	$18,620

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments. The carrying value of long-term debt, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value due to the variable nature of the interest rates on the obligations.

Revenue recognition

Knology accounts for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) as the related services are performed in accordance with SFAS No. 51 “Financial Reporting by Cable Television Companies.” Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Credit risk is managed by disconnecting services to customers who are delinquent.

All other revenue is accounted for in accordance with Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” In accordance with SAB No. 104, revenue from advertising sales is recognized as the advertising is transmitted over the Company’s broadband network. Revenue derived from other sources, including commercial data and other services, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectability is reasonably assured.

The Company generates recurring revenues for its broadband offerings of video, voice and data and other services. Revenues generated from these services primarily consists of a fixed monthly fee for access to cable programming, local phone services and enhanced services and access to the Internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided and advance billings or cash payments received in advance of services performed are recorded as unearned revenue.

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $5,143, $6,370 and $5,189 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2003, 2004, and 2005, respectively.

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

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 7). As of February 10, 2004, Valley Telephone Company was converted from a corporation to a limited liability company in order to distribute all of its shares of common stock of Knology Broadband, Inc. to Knology, Inc. in a tax free distribution.

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share.” That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,090,733 and 1,074,221 in 2004 and 2005, respectively), stock options (2,026,285 and 3,026,117 shares in 2004 and 2005, respectively using the treasury stock method) and preferred stock (0 and 1,985,081 shares in 2004 and 2005, respectively) were not included in the computation of diluted EPS as their effect was antidilutive.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities is a reasonable estimation of their fair values due to the short maturity of these financial instruments.

The carrying value of long-term debt, based on borrowing rates currently available to the Company, is a reasonable estimation of the fair value due to the variable nature of the interest rates on the obligations.

New accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No.3”. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, which resulted in no material impact to its financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not he within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the “fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated”. The Company adopted FIN 47 effective in 2005, which resulted in no material impact to its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which is considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The Company adopted SFAS No. 123R on January 1, 2006, and because the fair value recognition provisions of SFAS No. 123 were adopted in 2003, there was no material impact to its results of operations or financial position.

At the March 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on the Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Issue 03-1 defines the terms other–than-temporary and other-than-temporary impairment and establishes a three-step impairment model applicable to debt and equity securities that are within the scope of SFAS 115. At the November 2003 EITF meeting, the Task Force reached a consensus effective for fiscal years ending after December 15, 2003 on quantitative disclosures. Except for disclosure requirements already in place, the Issue 03-1 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The Company adopted EITF Issue No. 03-1 disclosure requirements for the fiscal year ended December 31, 2003 and the adoption of future requirements of EITF Issue No. 03-1 did not impact the Company’s results of operations or financial position.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2003, 2004 and 2005 were $735, $887 and $1,006, respectively.

4. Long-Term Debt

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280 million. Credit Suisse acted as administrative agent and sole lead arranger. These proceeds, together with cash on hand, were used to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and Cobank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. The First Lien Credit Agreement also provides a five year senior secured revolving loan and letter of credit facility up to $25 million, of which no amount was outstanding as of December 31, 2005. The second lien was purchased at a discount of 4% for $95 million, which accretes up to a face amount of $99 million on June 29, 2011.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2005, the estimated fair value of that debt, based on quoted market prices, was approximately $278 million, compared to a carrying amount of $270 million.

Long-term debt at December 31, 2004 and 2005 consists of the following:

	2004	2005
First Lien term loan, at a rate of LIBOR plus 5.5%, with 1% annual principal amortization paid quarterly ($925 for 2005), interest payable quarterly with final principal and any unpaid interest due June 29, 2010	$0	$173,675
Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $769 for 2005), interest payable quarterly, with principal and any unpaid interest due June 29, 2011	0	96,100
Senior Unsecured Notes including accrued interest, with a face value of $194,659 bearing interest in-kind at 13% from November 6, 2002 to November 30, 2004, interest payable semiannually at 12% as of November 30, 2004, with principal and unpaid interest due November 30, 2009 (Repaid in July 2005 from a portion of the proceeds of the first and second liens and cash on hand)	237,096	0
Senior secured Wachovia credit facility, at a rate of LIBOR plus 3.75%, interest payable quarterly with principal and any unpaid interest due September 10, 2007 (Repaid in June 2005 from a portion of the proceeds of the first and second liens and cash on hand)	15,465	0
Senior secured CoBank term credit facility, at a rate of LIBOR plus 3.5%, interest payable quarterly, principal payments due quarterly beginning Jan 2007 with final principal and any unpaid interest due June 30, 2009 (Repaid in June 2005 from a portion of the proceeds of the first and second liens and cash on hand)	31,895	0
Capitalized lease obligations, at rates between 7% and 8%, with monthly principal and interest payments through October 2012	2,257	3,348

	286,713	273,123
Less current maturities	179	2,241

	$286,534	$270,882

Following are maturities of long-term debt for each of the next five years as of December 31, 2005:

2006	$2,241
2007	2,316
2008	2,357
2009	2,401
2010	166,874
Thereafter	96,934

Total	$273,123

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries. The parent company has no independent assets or operations, the guarantee are full and unconditional and joint and several and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

The credit agreements both contain customary representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

•	restrictions on investments;

•	restrictions on the sale of assets;

•	restrictions on the payment of cash dividends on and the redemption or repurchase of capital stock;

•	mandatory prepayment of amounts outstanding under the first lien facilities or second lien facility, as applicable, with excess cash flow, proceeds from asset sales, proceeds from the issuance of debt obligations, proceeds from any equity offerings, and proceeds from casualty losses;

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of first lien debt to EBITDA (as defined in the credit agreements), total debt to EBITDA and EBITDA to cash interest.

The credit agreements also include customary events of default, including but not limited to:

•	nonpayment of principal, interest or other fees or amounts;

•	incorrectness of representations and warranties in any material respect;

•	violations of covenants;

•	cross defaults and cross acceleration;

•	bankruptcy;

•	material judgments;

•	ERISA events;

•	actual or asserted invalidity of provisions of or liens created under guarantees or security documents;

•	change of control;

•	material violations of environmental laws;

•	defaults under material contractual obligations; and

•	the failure to maintain our licenses and franchises if such failure would have a material adverse effect.

As of December 31, 2005, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants of $354 and $285 at December 31, 2004 and 2005, respectively. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the year ended December 31, 2003, 2004 and 2005 the company recorded a gain of $929, $535 and $37, respectively.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating and capital leases was approximately $2,608, $3,205 and $2,724 for the years ended December 31, 2003, 2004, and 2005, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

	Capitalized Leases	Operating Leases
2006	$641	$2,112
2007	682	1,680
2008	684	1,312
2009	686	958
2010	688	889
Thereafter	1,257	3,827

Total minimum lease payments	$4,638	$10,778

Less imputed interest	1,290

Present value of minimum capitalized lease payments	3,348
Less current portion	391

Long-term capitalized lease obligations	$2,957

As of December 31, 2005, the Company has recorded $3,604 as property, plant and equipment due to capital lease transactions for land and for the buildout of various multiple dwelling units. The amortization of the capital leases are recorded in Depreciation and Amortization with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are seven years. In accordance with FASB No. 13, “Accounting for Leases”, the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on a quarterly basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Total programming fees were approximately $31,120, $47,018 and 48,649 for the years ended December 31, 2003, 2004, and 2005, respectively. The Company estimates that it will pay approximately $52,177 in programming fees under these contracts during 2006.

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

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2003, 2004, and 2005:

	2003	2004	2005
Current	$0	$0	$0
Deferred	34,882	25,180	(114,201)
(Increase) decrease in valuation allowance	(34,882)	(25,180)	114,201

Income tax benefit (provision)	$0	$0	$0

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2004 and 2005 are as follows:

	2004	2005
Current deferred tax assets:
Inventory reserve	$587	$130
Allowance for doubtful accounts	227	270
Other	980	2,476
Valuation allowance	(1,794)	(2,876)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	136,954	50,891
Equity in losses of subsidiaries	1,189	0
Deferred bond interest	28,798	3,788
Deferred revenues	170	38
Alternative minimum tax credit carryforward	2,334	0
Debt issuance costs	1,216	0
Other	8,055	9,354
Depreciation and amortization	(33,857)	(31,791)
Gain on discontinued operations	0	(2,705)

Valuation allowance	(144,859)	(29,577)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

At December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $483 million that expire from 2007 to 2025. The utilization of $375 million of these loss carryforwards and $2.5 million AMT carryforwards is subject to an annual limitation as a result of a change in ownership of the Company, as defined in the Internal Revenue Code. Because the annual limitation is so low, the total amount of net operating losses that may be utilized is limited. As a result, the Company is writing down its deferred tax asset by $130 million, the amount of net operating loss that, because of the limitation, will never be able to be utilized. In addition, the Company does not anticipate ever being able to use the $2.3 million AMT credit carryforward so is writing off the deferred tax asset as well. The Company also had various state net operating loss carryforwards totaling approximately $368 million. Unless utilized, the state net operating loss carryforwards expire from 2007 to 2025. Management has recorded a total valuation allowance of $32 million against its deferred tax assets including the operating loss carryforwards. Of the $114 million reduction in the valuation allowance, $132 million is for the write-down of deferred tax assets, including the $130 million operating loss carryforward, offset by current year increase in deferred tax assets of $21 million.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2003, 2004, and 2005 is as follows:

	2003	2004	2005
Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	4%	4%	4%
Reduction in deferred interest on senior discount notes	0%	0%	0%
Interest—high yield debt	(3)%	(4)%	(4)%
Other	1%	0%	0%
(Increase) decrease in valuation allowance	(36)%	(34)%	(34)%

Income tax benefit (provision)	0%	0%	0%

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

On December 23, 2003, the Company completed a public offering of 6,000,000 common shares for $9.00 per share. On January 13, 2004, the Company’s underwriters exercised in full their over-allotment option to purchase an additional 900,000 shares of common stock. Including the over-allotment, the Company sold 6,900,000 shares for net proceeds of approximately $56,300. Concurrent with the completion of the of the public offering on December 23, 2003, the outstanding Series A preferred stock converted to common stock and were reclassified as .10371 of a share of common stock; the Series B preferred stock converted to common stock and were reclassified as .14865 of a share of common stock; and, all remaining classes of preferred stock converted to common stock and were reclassified as one-tenth (1/10) of a share of common stock. Additionally, options to purchase Series A preferred stock and warrants to purchase Series A preferred stock converted to options and warrants to purchase common stock, and were reclassified as options to and warrants to purchase .10371 of a share of common stock.

On May 7, 2004, pursuant to a proposal ratified by a shareholder vote, all outstanding options to purchase common stock granted prior to December 18, 2003 under the 2002 Long-Term Incentive Plan with an exercise price of $16.33 per share were canceled and replaced with new options with an exercise price of $6.87 per share. In accordance with SFAS 123, “Accounting for Stock-Based Compensation”, the Company has computed the value of the new options granted using the Black-Sholes model.

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

In 2002, the Company elected to adopt the fair value recognition of compensation cost provisions of SFAS No. 123. The Company also elected to report the change in accounting principle from APB No. 25 using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the prospective method, the recognition of compensation cost is applied to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In December 2002, the Company canceled all outstanding awards for common stock as of December 31, 2002 and granted an equal number of replacement options at the current fair market value with the same expiration date as the related canceled option. The replacement options, as well as all other awards granted and settled during 2002, were included in the calculation of compensation cost in accordance with SFAS No. 123 and SFAS No. 148. The Company recorded a non-cash stock option compensation charge of $3,266 related to the replacement and the adoption of the provisions of SFAS No. 123 and SFAS No. 148. In January 2006, FAS 123R was adopted with no impact to on the Company’s financial statements. The following represent the expected stock option compensation expense for the next five years assuming no additional grants.

2006	$327
2007	394
2008	166
2009	50
2010	0

$937

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2002, 2003, and 2004:

Common	2002	2003	2004	2005
Risk-free interest rate	2.79%	2.82%	2.80-3.94%	3.64-4.13%
Expected dividend yield	0%	0%	0%	0%
Expected lives	Four years	Four years	Four years	Four years
Expected volatility	38%	28%	28%	68%

A summary of the status of the Company’s stock options at December 31, 2005 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Series A preferred shares	Weighted average exercise price per share
Outstanding at December 31, 2002	805,227	$18.70		2,908,537	$1.60

Granted	784,209	10.64		0	0
Forfeited	(48,896)	18.92		(89,340)	3.26
Exercised	(946)	18.70		(209,420)	1.03
Converted as a result of the public offering	270,660	15.41		(2,609,777)	$1.60

Outstanding at December 31, 2003	1,810,254	$14.79		0	0

Granted	1,387,291	7.48	$2.55	0	0
Forfeited	(1,161,484)	16.33		0	0
Exercised	(9,776)	2.89		0	0

Outstanding at December 31, 2004	2,026,285	$8.94		0	0

Granted	1,722,521	1.83	$1.01	0	0
Forfeited	(651,506)	7.19		0	0
Exercised	(71,183)	1.71		0	0

Outstanding at December 31, 2005	3,026,117	$5.41		0	0

Exercisable shares at December 31, 2005	1,830,610	$6.50		0	0

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2005	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2005	Average exercise price
$1.70-$1.70	1,145,807	9.34	$1.70	589,748	$1.70
$1.75-$4.26	484,065	9.57	$2.31	170,485	$2.19
$4.31-$6.87	646,187	5.32	$6.45	526,585	$6.53
$7.30-$10.09	617,699	8.03	$9.41	412,604	$9.16
$10.15-$35.68	132,359	3.10	$25.14	131,188	$25.27

At December 31, 2005, 1,830,610 options for the Company’s common shares with a weighted average price of $6.50 per share were exercisable by employees of the Company. At December 31, 2004, 1,421,487 options for the Company’s common shares with a weighted average price of $9.27 per share were exercisable by employees of the Company. At December 31, 2003, 909,451 options for the Company’s common shares with a weighted average of $18.70 per share were exercisable by employees of the Company.

9. Related Party Transactions

Relatives of the chairman of our board are stockholders and employees of one of the Company’s insurance provider. The costs charged to the Company for insurance services were approximately $927, $1,962, and $2,297 for the years ended December 31, 2003, 2004, and 2005, respectively. The Company also rents office space from the insurance provider, which was approximately $37 for the years ended December 31, 2003, 2004, and 2005. The Company also rents office space from a company owned by a board member, which was approximately $43, $46, and $47 for the years ended December 31, 2003, 2004, and 2005, respectively.

10. Quarter-by-Quarter Comparison (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2004 and 2005 are as follows:

Quarters:	First	Second	Third		Fourth
2004
Operating revenues	53,794	52,735	52,065		52,864
Operating (loss) income	(11,115)	(11,323)	(12,678)		(10,880)
Net (loss) income	(18,366)	(18,664)	(20,039)		(18,495)
Basic and diluted net loss per share	(.78)	(.79)	(.85)		(.78)
Basic and diluted weighted average shares outstanding	23,552,210	23,685,080	23,685,333		23,688,472

2005
Operating revenues	55,030	57,272	58,616		59,939
Operating (loss) income	(9,425)	(7,845)	(6,938)		(5,937)
Net (loss) income attributable to common stockholders	(16,878)	(15,562)	(8,157	)(1)	(14,628)
Basic and diluted net loss per share to common stockholders	(.71)	(.66)	(.34)		(.62)
Basic and diluted weighted average shares outstanding	23,697,787	23,697,787	23,708,778		23,804,515

(1)	Includes $8,320 gain on the disposal of discontinued operations as described in Note 11.

11. Disposal of Discontinued Operations

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash, subject to customary closing adjustments of $235. $1.0 million of cash proceeds is in escrow, of which $500 will be paid out March 12, 2006 and the remaining $500 will be paid out September 12, 2006. After recording transaction costs of $836 and writing off net assets of $609, the company recorded a gain of $8.3 million. The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations ($84 for 2005). The Cerritos cable system generated approximately $2,259 of revenue for the year ended December 31, 2005.

12. Redeemable Convertible Preferred Stock

In May 2005, the Company issued 920,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock (the “Preferred Stock”), in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9.2 million. In October 2005, the Company received gross offering proceeds of $10.8 million and certain selling shareholders received proceeds of $1.9 million for the resale of a portion of their shares issued in May 2005. In November 2005, the Company used net offering proceeds to pay down principal of $10.4 million on the first lien debt. Dividends will accrue on the Preferred Stock at an 8% annual rate, which may be paid in cash or additional shares of the Preferred Stock. However, pursuant to the restrictions of the new debt, the Company is prohibited from paying dividends in cash other than cash in lieu of fractional shares. During the year, 58,742 shares of Preferred Stock were issued as dividends for a total of $588,000. The shares of the Preferred Stock are: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. As of December 31, 2005, shareholders had converted 73,661 shares of Preferred Stock. Each share of the Preferred Stock is convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. The Company’s Preferred Stock is not classified as a liability since the redemption is contingent upon the holder’s not exercising its option to convert into a fixed number of shares, five shares of common for each share of preferred. The Company follows the guidance in Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of “Redeemable Preferred Stocks”. ASR 268 highlights the redemption obligation of the securities and the fact that amounts attributable to these securities are not part of permanent capital. Accordingly, it has classified its preferred shares in the accompanying consolidated balance sheet between liabilities and permanent equity in the caption Redeemable Convertible Preferred Stock.