Form 10-Q
period 2006-03-31
KNOLOGY INC
filed 2006-05-12
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and lard accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)”

Large accelerated filer  ☐                            Accelerated filer  ☐                            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 30, 2006, Knology, Inc. had 24,424,466 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2005	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,183	$13,617
Restricted cash	3,537	2,328
Accounts receivable, net of allowance for doubtful accounts of $886 and $639 as of December 31, 2005 and March 31, 2006, respectively	19,283	18,044
Prepaid expenses and other	1,767	1,724

Total current assets	36,770	35,713

PROPERTY, PLANT AND EQUIPMENT, NET	285,638	274,967

GOODWILL	40,834	40,834

DEBT ISSUANCE COSTS	8,764	8,316

INTEREST RATE CAP AGREEMENT	1,537	2,264

INVESTMENTS	1,243	1,243

INTANGIBLE AND OTHER ASSETS, NET	748	573

Total assets	$375,534	$363,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,241	$2,270
Accounts payable	20,010	17,864
Accrued liabilities	18,620	18,524
Unearned revenue	10,134	10,381

Total current liabilities	51,005	49,039

NONCURRENT LIABILITIES:
Notes payable	270,882	270,855
Warrants	285	507

Total noncurrent liabilities	271,167	271,362

Total liabilities	322,172	320,401

REDEEMABLE CONVERTIBLE PREFERRED STOCK	19,851	20,002

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, 1,985,081 and 2,000,183 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2005 and March 31, 2006	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 24,153,201 and 24,395,042 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	242	244
Additional paid-in capital	561,503	562,171
Accumulated deficit	(528,234)	(538,908)

Total stockholders’ equity	33,511	23,507

Total liabilities and stockholders’ equity	$375,534	$363,910

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2005	2006
OPERATING REVENUES:
Video	$24,736	$27,696
Voice	18,905	20,440
Data services and other	11,389	14,563

Total operating revenues	55,030	62,699

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	16,112	17,511
Selling, general and administrative expenses	29,703	30,433
Depreciation and amortization	18,640	17,384

Total operating expenses	64,455	65,328

OPERATING LOSS	(9,425)	(2,629)

OTHER INCOME (EXPENSE):
Interest income	203	88
Interest expense	(7,843)	(8,618)
Gain on interest rate cap agreement	0	727
Gain (loss) on adjustment of warrants to market	139	(222)
Other income (expense), net	3	(20)

Total other expense	(7,498)	(8,045)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(16,923)	(10,674)
INCOME FROM DISCONTINUED OPERATIONS	45	0

NET LOSS	(16,878)	(10,674)
PREFERRED STOCK DIVIDENDS	0	(391)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,878)	$(11,065)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.71)	$(0.46)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.00	0.00

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.71)	$(0.46)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,697,787	24,295,867

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,878)	$(10,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,640	17,384
Non-cash stock option compensation	326	792
Accretion of second lien term loan	0	165
Non-cash bank loan interest expense	0	831
Gain on interest rate cap agreement	0	(727)
Provision for bad debt	725	779
Gain on disposition of assets	0	22
(Gain) loss on adjustment of warrants to market	(139)	222
Changes in operating assets and liabilities:
Accounts receivable	424	461
Prepaid expenses and other	(167)	138
Accounts payable	(1,498)	(2,146)
Accrued liabilities	8,207	(96)
Unearned revenue	823	247

Total adjustments	27,341	18,072

Net cash provided by operating activities from continuing operations	10,463	7,398

Net cash used in operating activities from discontinued operations	(45)	0

Net cash provided by operating activities	10,418	7,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,805)	(6,663)
Purchase of short term investments	(4,000)	0
Proceeds from sale of short term investments	16,625	0
Franchise and other intangible expenditures	(43)	(5)
Proceeds from sale of property	17	27
Cash returned as security	340	1,209

Net cash provided by (used in) investing activities	4,134	(5,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(24)	(551)
Expenditures related to issuance of debt	0	(9)
Stock options exercised	0	28

Net cash used in financing activities	(24)	(532)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,528	1,434
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,082	12,183

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,610	$13,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$541	$7,507

Non-cash financing activities: Debt acquired in capital lease transactions	$172	$14

Preferred stock dividend paid in kind	$0	$391

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Three Months Ended MARCH 31, 2006

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006, or any other interim period.

In our Consolidated Statement of Cash Flows for the three months ended March 31, 2006, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as financing activity. In the accompanying Consolidated Statements of Cash Flows for the three months ended March 31, 2005, we reclassified changes in restricted cash balances to be consistent with our 2006 presentation, which resulted in a $340 increase in investing cash flows and a corresponding decrease in financing cash flows from the amounts previously reported.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment”, transitioning to the modified prospective approach. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, in December 2004, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Using the modified prospective approach, requires the amount of compensation cost recognized include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant. The Company had elected early adoption, in December 2002, of the recognition provisions of SFAS No. 123 and reported the change in accounting principle using the prospective method in accordance with SFAS No. 148. As a result of the early adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2002, the Company’s adoption of SFAS No. 123R as of January 1, 2006 did not have a material impact on its financial statements. The Company recorded $792 and $326 of non-cash stock option compensation expense for the three months ended March 31, 2006 and 2005, respectively. On January 26, 2006, the Company issued 210,990 shares of restricted common stock to certain employees under the 2002 Long Term Incentive Plan. These restricted common shares vested 50% upon issuance with the remaining shares vesting 25% on each of the anniversary dates of January 2007 and 2008. The Company recorded non-cash compensation expense of $423 on these shares, which is included in the $792 non-cash compensation expense for the 2006 quarter, based on the fair value of the stock as of January 26, 2006, and will record additional compensation expense over the remaining vesting period.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an Amendment of SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140-Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation, to be accounted for as a whole on a fair value basis at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its results of operations or financial position.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of March 31, 2006, the Company has $2,328 of cash that is restricted in use. Of this amount, $508 is in escrow in connection with the sale of discontinued operations. Also, the Company has pledged $1,820 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2006 impairment test.

Intangible assets as of December 31, 2005 and March 31, 2006, respectively, were as follows:

	December 31, 2005	March 31, 2006	Amortization Period (Years)
Customer base	$460	$460	3
Other	632	637	1-15

Gross carrying value of intangible assets subject to amortization	1,092	1,097
Less accumulated amortization	867	951

Net carrying value of intangible assets subject to amortization	$225	$146

Goodwill	$40,834	$40,834

Amortization expense related to intangible assets was $90 and $84 for the three months ended March 31, 2005 and 2006, respectively.

6. DEBT

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280,000. Credit Suisse acted as administrative agent and sole lead arranger. These proceeds, together with cash on hand, were used to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and Cobank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. The First Lien Credit Agreement also provides a five year senior secured revolving loan and letter of credit facility up to $25,000, of which no amount was outstanding as of March 31, 2006. The second lien was sold at a discount of 4% for $95 million, which accretes up to a face amount of $99 million on June 29, 2011.

In 2005, we entered into an interest rate cap agreement on a notional amount of $280,000 to cap our adjustable rate debt at 5%, mitigating interest rate risk on its first and second lien term loans. The cap agreement has a fair value of $2,264 as of March 31, 2006, resulting in a gain of $727, which was recorded as a separate line item in other income (expense). Changes in fair value will continue to be recorded in earnings since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

Long-term debt at December 31, 2005 and March 31, 2006 consists of the following:

	December 31, 2005	March 31, 2006
First Lien term loan, at a rate of LIBOR plus 5.5%, with 1% annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	$173,675	$173,213

Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $769 for 2005), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	96,100	96,639

Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through December 2012.	3,348	3,273

	273,123	273,125

Less current maturities	2,241	2,270

	$270,882	$270,855

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

As of March 31, 2006, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants with a fair value of $507 at March 31, 2006. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the three month ended March 31, 2006 the Company recorded a loss of $222 as a separate line item in other income (expense).

7. COMMITMENTS AND CONTINGENCIES

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

8. DISPOSAL OF DISCONTINUED OPERATIONS

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10,000 in cash, subject to customary closing adjustments. At closing, $1,000 of cash proceeds was placed in escrow, of which $500 was paid out March 20, 2006 and the remaining $500 is expected to be paid out September 12, 2006.

9. PREFERRED STOCK

On May 4, 2005, the Company entered into a Series AA Preferred Stock Purchase Agreement with certain existing and new investors. On May 26, 2005, the Company sold 920,000 shares of a newly authorized Series AA Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $10 per share or $920,000 in the aggregate, net of transaction costs. Dividends accrue daily on the Preferred Stock at an 8% annual rate. On March 31, 2006, the Company issued 39,090 shares of Preferred Stock for a total of $390,900 as payment for dividends accrued during the first quarter. The shares of the Preferred Stock are convertible into shares of the Common Stock at any time at the option of the holder and automatically upon the earlier of (1) the date on which the volume of the weighted average sales price of the Common Stock has exceeded $8.00 per share for 20 consecutive trading days, and (2) the election of a majority of the outstanding Preferred Stock. As of March 31, 2006, shareholders had converted 24,018 shares of Preferred Stock into 120,090 shares of Common Stock. Each share of the Preferred Stock is convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. The Company has the right to redeem the outstanding Preferred Stock, in whole or in part, on one or more dates fixed by Knology occurring on or after December 31, 2011 at a redemption price equal to then-current Liquidation Value. In addition, the Company is required to offer to redeem all of the outstanding shares of Preferred Stock on the earlier of December 31, 2011 or a “change of control” of the Company, as such term is defined in the certificate of designations for the Preferred Stock. The Company’s Preferred Stock is not classified as a liability since the redemption is contingent upon the holder’s not exercising its option to convert into a fixed number of shares, five shares of common for each share of preferred. The Company follows the guidance in Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of “Redeemable Preferred Stocks”. ASR 268 highlights the redemption obligation of the securities and the fact that amounts attributable to these securities are not part of permanent capital. Accordingly, it has classified its preferred shares in the accompanying consolidated balance sheet between liabilities and permanent equity in the caption Redeemable Convertible Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS THAT IMPACT OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (6) THAT WE WILL NOT BE ABLE TO COMPLETE A REPRICING TRANSACTION FOR OUR FIRST LIEN TERM LOAN OR THAT THE TERMS OF SUCH REPRICING WILL NOT RESULT IN THE COST SAVINGS THAT WE CURRENTLY ANTICIPATE, (7) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT THERE IS A MATERIAL IMPACT ON CONSUMER AND CORPORATE SPENDING, (8) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (9) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AND OUR OTHER FILINGS WITH THE SEC. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS RELATING TO EXPECTATIONS ABOUT FUTURE RESULTS OR EVENTS ARE BASED UPON INFORMATION AVAILABLE TO US AS OF TODAY’S DATE, AND WE DO NOT ASSUME ANY OBLIGATION TO UPDATE ANY OF THESE STATEMENTS

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2006, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

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

Highlights and Outlook

Highlights of the quarter ended March 31, 2006 include the following:

•	Achieved a net connection gain of 12,754;

•	Revenue for the three months ended March 31, 2006, increased to $62.7 million, the highest in the company’s history; and

•	Continued to build on strong growth in our bundled customer base, with approximately 70% of our residential customer base taking one of our bundled offers.

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

The following table summarizes the number of marketable homes passed and connections as of March 31, 2005 and 2006.

	AS OF MARCH 31,
	2005	2006
Connections:(1)
Video(2)	172,966	177,546
Voice:
On-net	133,847	150,313
Off-net	6,079	6,268
Data	93,522	111,476

Total connections	406,414	445,603

Residential connections	366,688	398,524
Business connections	39,726	47,079

Homes passed(2)	950,696	960,034
Marketable homes passed(2)	742,812	751,574

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 23,611 and 23,139 lines as of March 31, 2005 and 2006, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.
(2)	The total number of video connections, total connections, residential connections, business connections, homes passed and marketable homes passed as of March 31, 2005 excludes the Cerritos, California market which we sold prior to the end of the third quarter of 2005, and treated as discontinued operations.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of March 31, 2006 and December 31, 2005, the net carrying amount of our property, plant and equipment was approximately $275.0 million, 76% of total assets, and $285.6 million, 76% of total assets, respectively. Total capital expenditures for the three months ended March 31, 2006 and 2005 were approximately $6.7 million and $8.8 million, respectively.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.2% of our consolidated revenues for the three months ended March 31, 2006, compared to 44.9% for the three months ended March 31, 2005. Video revenues as a percentage of our total revenues have decreased as we continue to bundle more of our customers and grow voice connections in Pinellas County, FL.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 32.6% of our consolidated revenues for the three months ended March 31, 2006, compared to 34.4% for the three months ended March 31, 2005.

•	Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Other revenues result principally from broadband carrier services. These combined revenues accounted for approximately 23.2% of our consolidated revenues for the three months ended March 31, 2006, compared to 20.7% for the three months ended March 31, 2005.

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

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Video costs as a percentage of video revenue were approximately 49.4% for the three months ended March 31, 2006, compared to 50.9% for the three months ended March 31, 2005. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 16.0% for the three months ended March 31, 2006, compared to 16.5% for the three months ended March 31, 2005.

•	Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees. The data and other costs of services as a percentage of data and other revenue were approximately 3.8% for the three months ended March 31, 2006, compared to 3.4% for the three months ended March 31, 2005.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

Selling, operations and administrative expenses include:

•	Sales and marketing expenses. Sales and marketing expenses include the cost of sales and marketing personnel and advertising and promotional expenses.

•	Network operations and maintenance expenses. Network operations and maintenance expenses include payroll, pole attachment rents and departmental costs incurred for network design, 24/7 maintenance monitoring and plant maintenance activity.

•	Service and installation expenses. Service and installation expenses include payroll and departmental costs incurred for customer installation and service technicians.

•	Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and customer service management, primarily at our centralized call center.

•	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

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

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2005 and 2006.

	Three months ended March 31,
	2005	2006
Operating revenues:
Video	45%	44%
Voice	34	33
Data	21	23

Total	100	100
Operating expenses:
Cost of services	29	28
Selling, operating and administrative	54	48
Depreciation and amortization	34	28

Total	117	104

Operating loss	(17)	(4)

Interest income	0	0
Interest expense	(14)	(14)
Gain in interest rate cap agreement	0	1
Gain (loss) on adjustment of warrants to market agreement	0	(0)
Other income (expenses), net	0	(0)

Total other income and (expense)	(14)	(13)

Loss before income taxes, discontinued operations and preferred stock dividend	(31)	(17)
Income tax benefit (provision)	0	0
Income from discontinued operations	0	0
Preferred stock dividends	0	(1)

Net loss	(31)	(18)

Revenues. Operating revenues increased 13.9% from $55.0 million for the three months ended March 31, 2005, to $62.7 million for three months ended March 31, 2006. Operating revenues from video services increased 12.0% from $24.7 million for the three months ended March 31, 2005, to $27.7 million for the same period in 2006. Operating revenues from voice services increased 8.1% from $18.9 million for the three months ended March 31, 2005, to $20.4 million for the same period in 2006. Operating revenues from data and other services increased 27.9% from $11.4 million for the three months ended March 31, 2005, to $14.6 million for the same period in 2006.

The increased revenues are due primarily to an increase in the number of connections, from 406,414 as of March 31, 2005, to 445,603 as of March 31, 2006. The additional connections resulted primarily from:

•	Growth in our bundled customers;

•	Reduction in the churn as a greater portion of our customer base is bundled;

•	Voice service offerings rolled out to approximately 60% of the marketable homes passed in Pinellas County, Florida;

•	Strong growth in sales to business customers; and

•	Continued penetration in our existing markets.

Cost of services. Cost of services increased 8.7% from $16.1 million for the three months ended March 31, 2005, to $17.5 million for the three months ended March 31, 2006. Cost of services for video services increased 8.7% from $12.6 million for the three months ended March 31, 2005, to $13.7 million for the same period in 2006. Cost of services for voice services increased 4.3% from $3.1 million for the three months ended March 31, 2005, to $3.3 million for the same period in 2006. Cost of services for data and other services increased 44.1% from $387,000 for the three months ended March 31, 2005, to $557,000 for the same period in 2006. We expect our cost of services to increase as we add more connections. The increase in video cost of service are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. Increases in voice and data costs of services are primarily a result of the additions of leased facilities used to backhaul our traffic to our switching facilities, the increase in connections and the need for more data capacity.

Gross profit. Gross profit increased 16.1% from $38.9 million for the three months ended March 31, 2005, to $45.2 million for the three months ended March 31, 2006. Gross profit for video services increased 15.4% from 12.1 million for the three months ended March 31, 2005, to $14.0 million for the same period in 2006. Gross profit for voice services increased 8.9% from $15.8 million for the three months ended March 31, 2005, to $17.2 million for the same period in 2006. Gross profit for data and other services increased 27.3% from $11.0 million for the three months ended March 31, 2005, to $14.0 million for the same period in 2006. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Selling, general and administrative. Our selling, general and administrative increased 2.5% from $29.7 million for the three months ended March 31, 2005, to $30.4 for the three months ended March 31, 2006. The increase in our operating costs, included in selling, general and administrative, is consistent with our growth in connections and customers in 2006, and included increases in personnel cost, pole attachment rents, bad debt expense, cost of billing our customers and general office expenses, that were partially offset by reductions in outside or contract labor and sales and marketing expenses. Our capital market activities, included in selling, general and administrative, were $62,000 for the three months ended March 31, 2005. Our litigation fees, included in selling, general and administrative, were $15,000 for the three months ended March 31, 2005. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $326,000 for the three months ended March 31, 2005, to $792,000 for the three months ended March 31, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $18.6 million for the three months ended March 31, 2005, to $17.4 million for the three months ended March 31, 2006. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Interest income. Interest income was $204,000 for the three months ended March 31, 2005, compared to $88,000 for the same period in 2006. The decrease in interest income primarily reflects a lower average cash and cash equivalent balance during the three months ended March 31, 2006.

Interest expense. Interest expense increased from $7.8 million for the three months ended March 31, 2005, to $8.6 million for the three months ended March 31, 2006. The increase in interest expense for 2006 is primarily a result a higher average index rate on our variable rate debt. In 2005, we entered into an interest rate cap agreement, covering the first and second liens, to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the loans.

Gain on interest rate cap agreement. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The cap agreement had a fair value of $1.5 million as of December 31, 2005, and $2.3 million as of March 31, 2006, resulting in a derivative gain of $727,000.

Gain (loss) on the adjustment of warrants to market. During the three months ended March 31, 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2005 was $2.37 resulting in a $139,000 gain on the adjustment of warrants to market value. During the three months ended March 31, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2005 was $6.83 resulting in a $222,000 loss on the adjustment of warrants to market.

Other income (expense), net. Other income (expense), net decreased from income of $3,000 for the three months ended March 31, 2005, to an expense of $20,000 for the three months ended March 31, 2006.

Income tax provision. We recorded no income tax benefit for the three months ended March 31, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss before discontinued operations. We incurred a loss before discontinued operations of $16.9 million for the three months ended March 31, 2005, compared to a loss before discontinued operations of $10.7 million for the three months ended March 31, 2006.

Income from discontinued operations. Following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. We recorded income from discontinued operations of $45,000 for the three months ended March 31, 2005.

Preferred stock dividends. We issued 39,090 additional shares of the Series AA preferred stock in during the three months ended March 31, 2006, as a stock dividend, and recognized an expense of $391,000 for the three months ended March 31, 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $16.9 million and $11.1 million for the three months ended March 31, 2005, and 2006, respectively. We expect net losses to decrease as our business matures.

Liquidity and Capital Resources

Overview.

In 2005, we entered into first and second lien agreements, as arranged by Credit Suisse, to repay all amounts outstanding under our previous credit facilities.

The first lien credit agreement provides for a five-year senior secured $185 million term loan facility, of which $173.2 million is currently outstanding, and a $25 million revolving loan and letter of credit facility of which no funds have been drawn. The first lien term facility bears interest at a LIBOR base rate plus 5.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facility is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity, but we must pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities.

The second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million, of which $96.1 million is currently outstanding. Borrowings under the second lien term facility bear interest at a LIBOR base rate plus 10.0%. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries. Both credit agreements contain customary representations, warranties, various affirmative and negative covenants and customary events of default.

As discussed above, the borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. We have entered into hedging arrangements to mitigate our risk with respect to our variable rate debt. For the three months ended March 31, 2006 we recognized a gain on our interest rate cap agreement of $727,000.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

As of March 31, 2006 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of March 31, 2006, we had a net working capital deficit of $13.3 million, compared to a net working capital deficit of $14.2 million as of December 31, 2005.

Net cash provided by operating activities from continuing operations totaled $10.5 million and $7.4 million for the three months ended March 31, 2005 and 2006, respectively, and operating activities from discontinued operations used $45,000 for the three months ended March 31, 2005. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of term loan

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate cap agreement

•	provision for bad debt;

•	gain on disposition of assets;

•	loss (gain) on adjustment of warrants to market; and

•	income from discontinued operations

Net cash provided by investing activities was $4.1 million for the three months ended March 31, 2005, and investing activities used $5.4 million for the three months ended March 31, 2006. Our investing activities for the three months ended March 31, 2005, consisted of $8.8 million of capital expenditures, $4.0 million for the purchase of short term investments and $43,000 of organizational and franchise expenditures, partially offset by $16.6 million from the sale of short term investments and $17,000 of proceeds from the sale of property and $340,000 of cash returned as security. Investing activities for the three months ended March 31, 2006 consisted of $6.7 million of capital expenditures and $5,000 of organizational and franchise expenditures, partially offset by $1.2 million of cash returned as security and $27,000 of proceeds from the sale of property.

Net cash used by our financing activities was $24,000 for the three months ended March 31, 2005, and financing activities used $532,000 for the three months ended March 31, 2006. Financing activities for the three months ended March 31, 2005 consisted of $24,000 in principal payments on debt. For the three months ended March 31, 2006, financing activities primarily consisted of $551,000 in principal payment on debt and $9,000 of expenditures relate to the issuance of debt partially offset by $28,000 from the exercise of stock options.

Capital Expenditures

We spent approximately $6.7 million in capital expenditures during the three months ended March 31, 2006, of which approximately $ 5.0 million related to related to the purchase of success based capital, or capital directly related to the acquisition of customers, with the remaining capital spent on network, billing, information systems and other capital needs.

We expect to spend approximately $25 million in capital expenditures during 2006. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment”, transitioning to the modified prospective approach. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, in December 2004, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Using the modified prospective approach, requires the amount of compensation cost recognized include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant. We elected an early adoption, in December 2002, of the recognition provisions of SFAS No. 123 and reported the change in accounting principle using the prospective method in accordance with SFAS No. 148. As a result of the early adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2002, our of SFAS No. 123R, as of January 1, 2006, did not have a material impact on our financial statements. We recorded $792,000 and $326,000 of non-cash stock option compensation expense for the three months ended March 31, 2006 and 2005, respectively. On January 26, 2006, we issued 210,990 shares of restricted common stock to certian employees under the 2002 Long Term Incentive Plan. These restricted common shares vested 50% upon issuance with the remaining shares vesting 25% on each of the anniversary dates in January 2007 and 2008. We recorded a non-cash compensation expense of $423,000 on these shares, which is included in the $792,000 of non-cash compensation expense for the quarter ended March 31, 2006, based on the fair value of the stock as of January 26, 2006, and will record additional compensation expense over the remaining vesting period.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an Amendment of SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities and SFAS no. 140-Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation, to be accounted for as a whole on a fair value basis at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our results of operations or financial position.

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

The determination of the estimated fair value of our variable-rate debt is subject to the effects of interest rate risk. The estimated fair value of our variable-rate debt instruments at March 31, 2006 was $286.6 million, compared to a carrying amount of $269.9 million. The estimated fair value of our debt is based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

ITEM 3. Default Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations defining the rights of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed on May 27, 2005).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

May 12, 2006	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

May 12, 2006	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer