Form 10-Q
period 2006-06-30
KNOLOGY INC
filed 2006-08-11
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of July 31, 2006, Knology, Inc. had 34,714,966 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2005	June 30, 2006 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,183	$6,744
Restricted cash	3,537	2,335
Accounts receivable, net of allowance for doubtful accounts of $886 and $612 as of December 31, 2005 and June 30, 2006, respectively	19,283	19,046
Prepaid expenses and other	1,767	1,481

Total current assets	36,770	29,606

PROPERTY, PLANT AND EQUIPMENT, NET	285,638	267,410

GOODWILL	40,834	40,834

DEBT ISSUANCE COSTS	8,764	11,315

INTEREST RATE CAP AGREEMENT	1,537	3,405

INVESTMENTS	1,243	1,243

INTANGIBLE AND OTHER ASSETS, NET	748	1,019

Total assets	$375,534	$354,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$2,241	$2,289
Accounts payable	20,010	19,665
Accrued liabilities	18,620	16,622
Unearned revenue	10,134	10,379

Total current liabilities	51,005	48,955

NONCURRENT LIABILITIES:
Notes payable	270,882	270,825
Warrants	285	516

Total noncurrent liabilities	271,167	271,341

Total liabilities	322,172	320,296

REDEEMABLE CONVERTIBLE PREFERRED STOCK	19,851	0

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 1,985,081 and 0 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2005 and June 30, 2006	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 24,153,201 and 34,704,559 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	242	347
Additional paid-in capital	561,503	582,944
Accumulated deficit	(528,234)	(548,755)

Total stockholders’ equity	33,511	34,536

Total liabilities and stockholders’ equity	$375,534	$354,832

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
OPERATING REVENUES:
Video	$25,601	$28,533	$50,336	$56,229
Voice	19,395	20,581	38,300	41,021
Data	11,790	14,466	22,939	28,202
Other	486	533	727	1,360

Total operating revenues	57,272	64,113	112,302	126,812

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	16,567	17,932	32,679	35,442
Selling, general and administrative expenses	29,349	30,084	58,991	60,517
Depreciation and amortization	18,657	16,465	37,296	33,849
Capital markets activity	0	1,518	62	1,518
Loss on early extinguishment of debt	544	0	544	0

Total operating expenses	65,117	65,999	129,572	131,326

OPERATING LOSS	(7,845)	(1,886)	(17,270)	(4,514)

OTHER INCOME (EXPENSE):
Interest income	88	102	292	189
Interest expense	(7,962)	(9,048)	(15,805)	(17,667)
Gain on interest rate cap agreement	0	1,141	0	1,868
Gain (loss) on adjustment of warrants to market	42	(169)	181	(391)
Other income (expense), net	139	13	141	(6)

Total other expense	(7,693)	(7,961)	(15,191)	(16,007)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(15,538)	(9,847)	(32,461)	(20,521)
INCOME FROM DISCONTINUED OPERATIONS	47	0	92	0

NET LOSS	(15,491)	(9,847)	(32,369)	(20,521)
PREFERRED STOCK DIVIDENDS	(71)	(355)	(71)	(747)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,562)	$(10,202)	$(32,440)	$(21,268)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.66)	$(0.42)	$(1.37)	$(0.87)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.00	0.00	0.00	0.00

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.66)	$(0.42)	$(1.37)	$(0.87)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,697,787	24,547,736	23,697,787	24,479,106

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,369)	$(20,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,296	33,849
Non-cash stock option compensation	931	1,204
Accretion of second lien term loan	2	330
Non-cash bank loan interest expense	0	1,666
Gain on interest rate cap agreement	0	(1,868)
Provision for bad debt	1,641	1,479
(Gain) loss on disposition of assets	(5)	13
(Gain) loss on adjustment of warrants to market	(181)	391
Loss on early extinguishment of debt	544	0
Changes in operating assets and liabilities:
Accounts receivable	(932)	(1,241)
Prepaid expenses and other	620	398
Accounts payable	(4,855)	(344)
Accrued liabilities	2,849	(1,998)
Unearned revenue	1,006	245

Total adjustments	38,916	34,124

Net cash provided by operating activities from continuing operations	6,547	13,603

Net cash used in operating activities from discontinued operations	(92)	0

Net cash provided by operating activities	6,455	13,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,979)	(15,949)
Purchase of short term investments	(4,000)	0
Proceeds from sale of short term investments	16,625	0
Franchise and other intangible expenditures	(101)	(128)
Proceeds from sale of property	104	73
Cash (pledged) returned as security	(236,870)	1,202

Net cash used in investing activities	(238,221)	(14,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(47,434)	(1,108)
Proceeds from issuance of convertible preferred stock	9,200	0
Expenditures related to issuance of long term debt	(9,472)	(3,464)
Proceeds from long term debt	280,000	0
Proceeds from exercised warrants	0	2
Stock options exercised	0	330

Net cash provided by (used in) financing activities	232,294	(4,240)

NET INCREASE IN CASH AND CASH EQUIVALENTS	528	(5,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,082	12,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,610	$6,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$16,208	$15,130

Non-cash financing activities:
Debt acquired in capital lease transactions	$172	$14

Preferred stock dividend paid in kind	$71	$747

Preferred stock conversion to common	$0	$19,285

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Six Months Ended JUNE 30, 2006

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

The telephone operations group, consisting of Interstate Telephone Company, Globe Telecommunications, Inc., ITC Globe, Inc., and Valley Telephone Co., LLC (the “Telephone Operations Group”) is wholly owned and provides a full line of local telephone and related services and broadband services. Certain of the Telephone Operations Group subsidiaries are subject to regulation by state public service commissions, of applicable states, for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain Telephone Operations Group subsidiaries are subject to regulation by the Federal Communications Commission.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment”, transitioning to the modified prospective approach. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, in December 2004, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. The modified prospective approach requires the amount of compensation cost recognized to include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant. The Company had elected early adoption, in December 2002, of the recognition provisions of SFAS No. 123 and reported the change in accounting principle using the prospective method in accordance with SFAS No. 148. As a result of the early adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2002, the Company’s adoption of SFAS No. 123R as of January 1, 2006 did not have a material impact on its financial statements. The Company recorded $1,204 and $931 of non-cash stock option compensation expense for the six months ended June 30, 2006 and 2005, respectively. On January 26, 2006, the Company issued 210,990 shares of restricted common stock to 12 officers under the 2002 Long Term Incentive Plan. These restricted common shares vested 50% upon issuance with the remaining shares vesting 25% on each of the anniversary dates of January 2007 and 2008. The Company recorded non-cash compensation expense of $472 on these shares, which is included in the $1,204 non-cash compensation expense for the 2006 quarter, based on the fair value of the stock as of January 26, 2006, and will record additional compensation expense over the remaining vesting period.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. The Company does not expect that the adoption of FIN 48 will have a material impact on its results of operations or financial position.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of June 30, 2006, the Company has $2,335 of cash that is restricted in use. Of this amount, $515 is in escrow in connection with the sale of discontinued operations. Also, the Company has pledged $1,820 of cash as collateral for amounts potentially payable under certain insurance and surety bond agreements.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2006 impairment test.

Intangible assets as of December 31, 2005 and June 30, 2006, respectively, were as follows:

	December 31, 2005	June 30, 2006	Amortization Period (Years)
Customer base	$460	$460	3
Other	632	796	1-15

Gross carrying value of intangible assets subject to amortization	1,092	1,256
Less accumulated amortization	867	647

Net carrying value of intangible assets subject to amortization	$225	$609

Goodwill	$40,834	$40,834

6. DEBT

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280,000. Credit Suisse acted as administrative agent and sole lead arranger. These proceeds, together with cash on hand, were used to repay all amounts outstanding under the Company’s credit facilities with Wachovia Bank, National Association and Cobank, ACB and to redeem its 12% senior notes due 2009, which were redeemed on July 29, 2005. The First Lien Credit Agreement also provides a five year senior secured revolving loan and letter of credit facility up to $25,000, of which no amount was outstanding as of June 30, 2006. The second lien was purchased at a discount of 4% for $95 million, which accretes up to a face amount of $99 million on June 29, 2011.

In 2005, the Company entered into an interest rate cap agreement with Credit Suisse on a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. The cap agreement has a fair value of $3,405 as of June 30, 2006, resulting in a gain of $1,868, which was recorded as a “Gain on interest rate cap agreement” in other income (expense). Changes in fair value will continue to be recorded in earnings since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

On June 30, 2006, Amendment No. 1 to the first lien credit agreement became effective. The Amendment reduces the interest rate on the Company’s first lien term loan from LIBOR plus 5.5 percent to LIBOR plus 2.5 percent. The provisions of the first lien credit agreement required a 2% pre-payment premium of $3,455 with the amendment. The decrease in the interest rate will reduce annual interest expense by approximately $5,000.

Long-term debt at December 31, 2005 and June 30, 2006 consists of the following:

	December 31, 2005	June 30, 2006
First Lien term loan, at a rate of LIBOR plus 2.5%, with $1,850 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	$173,675	$172,750

Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $377 for the six months ended June 30, 2006), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	96,100	97,184

Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through December 2012.	3,348	3,180

	273,123	273,114

Less current maturities	2,241	2,289

	$270,882	$270,825

Both credit facilities are guaranteed by all of the Company’s subsidiaries. The credit facilities are also secured by first and second liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The parent company has no independent assets or operations, the guarantee are full and unconditional and joint and several and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

The credit agreements both contain customary representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

•	restrictions on investments;

•	restrictions on the sale of assets;

•	restrictions on the payment of cash dividends on and the redemption or repurchase of capital stock;

•	mandatory prepayment of amounts outstanding under the first lien facilities or second lien facility, as applicable, with excess cash flow, proceeds from asset sales, proceeds from the issuance of debt obligations, proceeds from any equity offerings, and proceeds from casualty losses;

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of the Company’s business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of first lien debt to EBITDA (as defined in the credit agreements), total debt to EBITDA and EBITDA to cash interest.

The credit agreements also include customary events of default, including but not limited to:

•	nonpayment of principal, interest or other fees or amounts;

•	incorrectness of representations and warranties in any material respect;

•	violations of covenants;

•	cross defaults and cross acceleration;

•	bankruptcy;

•	material judgments;

•	ERISA events;

•	actual or asserted invalidity of provisions of or liens created under guarantees or security documents;

•	change of control;

•	material violations of environmental laws;

•	defaults under material contractual obligations; and

•	the failure to maintain licenses and franchises if such failure would have a material adverse effect.

As of June 30, 2006, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants (issued in connection with the 1997 high-yield debt offering) with a fair value of $516 at June 30, 2006. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the six months ended June 30, 2006, the Company recorded a gain of $391 as a “Gain (loss) on adjustment of warrants to market” in other income (expense).

7. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of its business. However, in our opinion, there is no legal proceeding pending against the Company which would have a material adverse effect on its financial position, results of operations or liquidity. The Company is also a party to regulatory proceedings affecting the segments of the communications industry generally in which it engages in business.

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $338 as of June 30, 2006, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

8. DISPOSAL OF DISCONTINUED OPERATIONS

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10,000 in cash, subject to customary closing adjustments. At closing, $1,000 of cash proceeds was placed in escrow, of which $500 was paid out March 20, 2006 and the remaining $500 is expected to be paid out September 12, 2006.

9. PREFERRED STOCK

On May 4, 2005, the Company entered into a Series AA Preferred Stock Purchase Agreement with certain existing and new investors. On May 26, 2005, the Company sold 920,000 shares of a newly authorized Series AA Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $10 per share or $9,200 in the aggregate, net of transaction costs. Dividends accrued daily on the Preferred Stock at an 8% annual rate. On October 27, 2005, the Company received gross offering proceeds of $10,800 and certain selling shareholders received proceeds of $1,900 for the resale of a portion of their shares issued in May 2005. The shares of the Preferred Stock were: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. Each share of the Preferred Stock was convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents.

On June 22, 2006, the volume weighted average sales price of the Company’s Common Stock exceeded $8.00 for the 20th consecutive trading day, and the outstanding 1,928,538 shares of the Preferred Stock, each mandatorily converted into, including accrued dividends, 5.0921 shares of the Company’s Common Stock without any further action by the holders. The Company paid cash in lieu of issuing fractional shares based on the closing price of $8.94.

As of June 30, 2006, the Company had incurred a dividend expense of $747 as payment for dividends during the first and second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS THAT IMPACT OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT THERE IS A MATERIAL IMPACT ON CONSUMER AND CORPORATE SPENDING, (7) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (8) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AND OUR OTHER FILINGS WITH THE SEC. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS RELATING TO EXPECTATIONS ABOUT FUTURE RESULTS OR EVENTS ARE BASED UPON INFORMATION AVAILABLE TO US AS OF TODAY’S DATE, AND WE DO NOT ASSUME ANY OBLIGATION TO UPDATE ANY OF THESE STATEMENTS

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

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2006, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

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

Highlights and Outlook

Highlights of the quarter ended June 30, 2006 include the following:

•	Achieved a net connection gain of 5,717;

•	Revenue for the three months ended June 30, 2006, increased to $64.1 million, the highest in the company’s history; and

•	Refinanced our First Lien Credit Facility reducing the interest rate from LIBOR plus 5.5 percent to LIBOR plus 2.5 percent saving an estimated $5.0 million in cash interest annually.

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

The following table summarizes the number of marketable homes passed and connections as of June 30, 2005 and 2006.

	AS OF JUNE 30,
	2005	2006
Connections:(1)
Video(2)	173,268	177,410
Voice:
On-net	137,604	153,038
Off-net	6,096	6,239
Data	97,373	114,633

Total connections	414,341	451,320

Residential connections	373,200	402,175
Business connections	41,141	49,145

Homes passed(2)	953,021	962,391
Marketable homes passed(2)	745,406	753,769

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 23,337 and 22,786 lines as of June 30, 2005 and 2006, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.
(2)	The total number of video connections, total connections, residential connections, business connections, homes passed and marketable homes passed as of June 30, 2005 excludes the Cerritos, California market which we sold prior to the end of the third quarter of 2005, and treated as discontinued operations.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of June 30, 2006 and December 31, 2005, the net carrying amount of our property, plant and equipment was approximately $267.4 million, 75% of total assets, and $285.6 million, 76% of total assets, respectively. Total capital expenditures for the six months ended June 30, 2006 and 2005 were approximately $15.9 million and $14.0 million, respectively.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.5% and 44.3% of our consolidated revenues for the three and six months ended June 30, 2006, compared to 44.7% and 44.8% for the three and six months ended June 30, 2005. Video revenues as a percentage of our total revenues have decreased as we continue to bundle more of our customers and grow voice connections in Pinellas County, FL.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 32.1% and 32.3% of our consolidated revenues for the three and six months ended June 30, 2006, compared to 33.9% and 34.1% for the three and six months ended June 30, 2005.

•	Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.6% and 22.2% of our consolidated revenues for the three and six months ended June 30, 2006, compared to 20.6% and 20.4% for the three and six months ended June 30, 2005.

•	Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 0.8% and 1.2% of our consolidated revenues for the three and six months ended June 30, 2006, compared to 0.8% and 0.7% for the three and six months ended June 30, 2005.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•	In providing video services, we currently compete with BellSouth, Bright House, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of VoIP services and to compete in the near future with providers such as Vonage Holding Company and Comcast.

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Video costs as a percentage of video revenue were approximately 49.3% and 49.4% for the three and six months ended June 30, 2006, compared to 50.3% and 50.6% for the three and six months ended June 30, 2005. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 16.0% for the three and six months ended June 30, 2006, compared to 16.2% and 16.4% for the three and six months ended June 30, 2005.

•	Data cost of services. Data cost of services consists primarily of transport cost and network access fees. The data cost of services as a percentage of data revenue was approximately 3.1% for the three and six months ended June 30, 2006, compared to 4.1% and 3.7% for the three and six months ended June 30, 2005.

•	Other cost of services. Other cost of services consists primarily of transport cost and network access fees. The other cost of services as a percentage of other revenue was approximately 22.1% and 18.8% for the three and six months ended June 30, 2006, compared to 12.7% and 9.8% for the three and six months ended June 30, 2005.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2005 and 2006.

	Three months ended June 30,
	2005	2006
Operating revenues:
Video	45%	45%
Voice	34	32
Data	20	22
Other	1	1

Total	100	100
Operating expenses:
Cost of services	29	28
Selling, operating and administrative	51	47
Depreciation and amortization	33	26
Refinancing expense	0	2
Loss on early extinguishment of debt	1	0

Total	114	103

Operating loss	(14)	(3)

Interest income	0	0
Interest expense	(14)	(14)
Gain in interest rate cap agreement	0	2
Gain (loss) on adjustment of warrants to market agreement	0	(0)
Other income (expenses), net	0	0

Total other income and (expense)	(13)	(12)

Loss from continuing operations before discontinued operations	(27)	(15)
Income from discontinued operations	0	0

Net loss	(27)	(15)
Preferred stock dividends	(0)	(0)

Net loss attributable to common stockholders	(27)	(16)

Revenues. Operating revenues increased 11.9% from $57.3 million for the three months ended June 30, 2005, to $64.1 million for three months ended June 30, 2006. Operating revenues from video services increased 11.5% from $25.6 million for the three months ended June 30, 2005, to $28.5 million for the same period in 2006. Operating revenues from voice services increased 6.1% from $19.4 million for the three months ended June 30, 2005, to $20.6 million for the same period in 2006. Operating revenues from data services increased 22.7% from $11.8 million for the three months ended June 30, 2005, to $14.5 million for the same period in 2006. Operating revenues from other services increased from $486,000 for the three months ended June 30, 2005, to $533,000 for the same period in 2006.

The increased revenues are due primarily to rate increases during the first quarter of 2006 and an increase in the number of connections, from 414,341 as of June 30, 2005, to 451,320 as of June 30, 2006. The additional connections resulted primarily from:

•	Continued growth in our bundled customers;

•	Reduction in the rate of churn of connections as a greater portion of our customer base is bundled;

•	Continued strong growth in business sales; and,

•	Continued penetration in our mature markets.

Cost of services. Cost of services increased 8.2% from $16.6 million for the three months ended June 30, 2005, to $17.9 million for the three months ended June 30, 2006. Cost of services for video services increased 9.2% from $12.9 million for the three months ended June 30, 2005, to $14.1 million for the same period in 2006. Cost of services for voice services increased 4.7% from $3.1 million for the three months ended June, 2005, to $3.3 million for the same period in 2006. Cost of services for data services decreased 4.9% from $478,000 for the three months ended June 30, 2005, to $455,000 for the same period in 2006. Cost of services for other services increased from $62,000 for the three months ended June 30, 2005, to $118,000 for the same period in 2006. We expect our cost of services to increase as we add more connections. The increase in video cost of service are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. Increases in voice and data costs of services are primarily a result of the additions of leased facilities used to backhaul our traffic to our switching facilities, the increase in connections and the need for more data capacity.

Gross profit. Gross profit increased 13.5% from $40.7 million for the three months ended June 30, 2005, to $46.2 million for the three months ended June 30, 2006. Gross profit for video services increased 13.7% from $12.8 million for the three months ended June 30, 2005, to $14.5 million for the same period in 2006. Gross profit for voice services increased 6.4% from $16.3 million for the three months ended June 30, 2005, to $17.3 million for the same period in 2006. Gross profit for data services increased 23.9% from $11.3 million for the three months ended June 30, 2005, to $14.0 million for the same period in 2006. Gross profit for other services decreased from $425,000 for the three months ended June 30, 2005, to $416,000 for the same period in 2006. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Selling, general and administrative. Our selling, general and administrative increased 2.5% from $29.3 million for the three months ended June 30, 2005, to $30.1 for the three months ended June 30, 2006. The increase in our operating costs, included in selling, general and administrative, is consistent with our growth in connections and customers in 2006, and included increases in personnel cost, pole attachment rents, bad debt expense, cost of billing our customers and general office expenses, that were partially offset by reductions in outside or contract labor and sales and marketing expenses. We incurred one time charges related to a workforce reduction, included in selling, general and administrative, of $38,000 for the three months ended June 30, 2005. Our litigation fees, included in selling, general and administrative, were $11,000 for the three months ended June 30, 2005. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $605,000 for the three months ended June 30, 2005, to $412,000 for the three months ended June 30, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $18.6 million for the three months ended June 30, 2005, to $16.5 million for the three months ended June 30, 2006. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Refinancing expense. We incurred one time charges related to the amendment of our first lien credit facility, as arranged by Credit Suisse, of $1.5 million for the three months ended June 30, 2006.

Loss on early extinguishment of debt. We recorded a loss of $544,000 on the early extinguishment of debt related to the repayment of all amounts outstanding under our credit facilities with Wachovia Bank, National Association and Cobank, ACB and the redemption of our 12% senior notes due 2009, for the three months ended June 30, 2005.

Interest income. Interest income was $88,000 for the three months ended June 30, 2005, compared to $102,000 for the same period in 2006. The increase decrease in interest income primarily reflects a higher effective interest rate during the three months ended June 30, 2006.

Interest expense. Interest expense increased from $8.0 million for the three months ended June 30, 2005, to $9.0 million for the three months ended June, 2006. The increase in interest expense for 2006 is primarily a result of a higher average index rate on our variable rate debt. In 2005, we entered into an interest rate cap agreement, covering the first and second liens, to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the loans.

Gain on interest rate cap agreement. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The cap agreement had a fair value of $2.3 million as of March 31, 2006, and $3.4 million as of June 30, 2006, resulting in a derivative gain of $1.1 million, and reducing our cash interest requirements.

Gain (loss) on the adjustment of warrants to market. During the three months ended June 30, 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2005 was $1.91 resulting in a $42,000 gain on the adjustment of warrants to market value. During the three months ended June 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2006 was $9.30 resulting in a $169,000 loss on the adjustment of warrants to market.

Other income (expense), net. Other income (expense), net decreased from income of $139,000 for the three months ended June 30, 2005, to income of $13,000 for the three months ended June 30, 2006.

Income tax provision. We recorded no income tax benefit for the three months ended June 30, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations before discontinued operations. We incurred a loss from continuing operations before discontinued operations of $15.5 million for the three months ended June 30, 2005, compared to a loss from continuing operations before discontinued operations of $9.8 million for the three months ended June 30, 2006.

Income from discontinued operations. Following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. We recorded income from discontinued operations of $47,000 for the three months ended June 30, 2005.

Preferred stock dividends. We issued 7,051 and 35,506 additional shares of the Series AA preferred stock during the three months ended June 30, 2005 and 2006, respectively, as a stock dividend, and recognized an expense of $71,000 and $355,000 for the three months ended June 30, 2005 and 2006, respectively.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $15.6 million and $10.2 million for the three months ended June 30, 2005, and 2006, respectively. We expect net losses to decrease as our business matures.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2005 and 2006.

	Six months ended June 30,
	2005	2006
Operating revenues:
Video	45%	45%
Voice	34	32
Data	20	22
Other	1	1

Total.	100	100
Operating expenses:
Cost of services	29	28
Selling, operating and administrative	52	48
Depreciation and amortization	33	27
Refinancing expense	0	1
Loss on early extinguishment of debt	1	0

Total	115	104

Operating loss	(15)	(4)

Interest income	0	0
Interest expense	(14)	(14)
Gain in interest rate cap agreement	0	2
Gain (loss) on adjustment of warrants to market agreement	0	(0)
Other income (expenses), net	0	(0)

Total other income and (expense)	(14)	(12)

Loss from continuing operations before discontinued operations	(29)	(16)
Income from discontinued operations	0	0

Net loss	(29)	(16)
Preferred stock dividends	(0)	(1)

Net loss attributable to common stockholders	(29)	(17)

Revenues. Operating revenues increased 12.9% from $112.3 million for the six months ended June 30, 2005, to $126.8 million for six months ended June 30, 2006. Operating revenues from video services increased 11.7% from $50.3 million for the six months ended June 30, 2005, to $56.2 million for the same period in 2006. Operating revenues from voice services increased 7.1% from $38.3 million for the six months ended June 30, 2005, to $41.0 million for the same period in 2006. Operating revenues from data services increased 22.9% from $22.9 million for the six months ended June 30, 2005, to $28.2 million for the same period in 2006. Operating revenues from other services increased 87.1% from $727,000 for the six months ended June 30, 2005, to $1.4 million for the same period in 2006.

Cost of services. Cost of services increased 8.5% from $32.7 million for the six months ended June 30, 2005, to $35.4 million for the six months ended June 30, 2006. Cost of services for video services increased 8.9% from $25.5 million for the six months ended June 30, 2005, to $27.8 million for the same period in 2006. Cost of services for voice services increased 4.5% from $6.3 million for the six months ended June, 2005, to $6.5 million for the same period in 2006. Cost of services for data services increased 2.2% from $855,000 for the six months ended June 30, 2005, to $874,000 for the same period in 2006. Cost of services for other services increased from $71,000 for the six months ended June 30, 2005, to $256,000 for the same period in 2006.

Gross profit. Gross profit increased 14.8% from $79.6 million for the six months ended June 30, 2005, to $91.4 million for the six months ended June 30, 2006. Gross profit for video services increased 14.5% from $24.9 million for the six months ended June 30, 2005, to $28.5 million for the same period in 2006. Gross profit for voice services increased 7.6% from $32.0 million for the six months ended June 30, 2005, to $34.5 million for the same period in 2006. Gross profit for data services increased 23.7% from $22.1 million for the six months ended June 30, 2005, to $27.3 million for the same period in 2006. Gross profit for other services increased from $655,000 for the six months ended June 30, 2005, to $1.1 million for the same period in 2006.

Selling, general and administrative. Our selling, general and administrative increased 2.5% from $59.1 million for the six months ended June 30, 2005, to $60.5 for the six months ended June 30, 2006. We incurred one time charges related to a workforce reduction, included in selling, general and administrative, of $237,000 for the six months ended June 30, 2005. Our litigation fees, included in selling, general and administrative, were $26,000 for the six months ended June 30, 2005. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $931,000 for the six months ended June 30, 2005, to $1.2 million for the six months ended June 30, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $37.3 million for the six months ended June 30, 2005, to $33.8 million for the six months ended June 30, 2006.

Refinancing expense. We incurred one time charges related to the amendment of our first lien credit facility, as arranged by Credit Suisse, of $1.5 million for the six months ended June 30, 2006.

Loss on early extinguishment of debt. We recorded a loss of $544,000 on the early extinguishment of debt for the six months ended June 30, 2005.

Interest income. Interest income was $292,000 for the six months ended June 30, 2005, compared to $189,000 for the same period in 2006. The decrease in interest income primarily reflects a lower average cash and cash equivalent balance during the six months ended June 30, 2006.

Interest expense. Interest expense increased from $15.8 million for the six months ended June 30, 2005, to $17.7 million for the six months ended June, 2006. The increase in interest expense for 2006 is primarily a result a higher average index rate on our variable rate debt.

Gain on interest rate cap agreement. Our interest rate cap agreement had a fair value of $1.5 million as of December 31, 2005, and $3.4 million as of June 30, 2006, resulting in a derivative gain of $1.9 million, and reducing our cash interest requirements.

Gain (loss) on the adjustment of warrants to market. During the six months ended June 30, 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2005 was $1.91 resulting in a $181,000 gain on the adjustment of warrants to market value. During the six months ended June 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2006 was $9.30 resulting in a $391,000 loss on the adjustment of warrants to market.

Other income (expense), net. Other income (expense), net decreased from income of $141,000 for the six months ended June 30, 2005, to an expense of $6,000 for the six months ended June 30, 2006.

Income tax provision. We recorded no income tax benefit for the six months ended June 30, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations before discontinued operations. We incurred a loss from continuing operations before discontinued operations of $32.5 million for the six months ended June 30, 2005, compared to a loss from continuing operations before discontinued operations of $20.5 million for the six months ended June 30, 2006.

Income from discontinued operations. We recorded income from discontinued operations of $92,000 for the six months ended June 30, 2005.

Preferred stock dividends. We issued 7,051 and 74,596 additional shares of the Series AA preferred stock during the six months ended June 30, 2005 and 2006, respectively, as a stock dividend, and recognized an expense of $71,000 and $747,000 for the six months ended June 30, 2005 and 2006, respectively.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $32.4 million and $21.3 million for the six months ended June 30, 2005, and 2006, respectively. We expect net losses to decrease as our business matures.

Liquidity and Capital Resources

Overview.

In 2005, we entered into first and second lien agreements, as arranged by Credit Suisse, to repay all amounts outstanding under our previous credit facilities.

The first lien credit agreement provides for a five-year senior secured $185 million term loan facility, of which $172.8 million is currently outstanding, and a $25 million revolving loan and letter of credit facility of which no funds have been drawn. The first lien term facility, as amended, bears interest at a LIBOR base rate plus 2.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facility is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity.

The second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million, of which $97.2 million is currently outstanding. Borrowings under the second lien term facility bear interest at a LIBOR base rate plus 10.0%. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries. Both credit agreements contain customary representations, warranties, various affirmative and negative covenants and customary events of default.

As discussed above, the borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. We have entered into hedging arrangements to mitigate our risk with respect to our variable rate debt. For the six months ended June 30, 2006 we recognized a gain on our interest rate cap agreement of $1.9 million.

On June 30, 2006, we entered into Amendment No. 1 dated as of June 30, 2006 (the “Amendment”) to the first lien credit agreement dated as of June 29, 2005. The Amendment reduces the interest rate on our first lien term loan to LIBOR plus 2.5 percent from LIBOR plus 5.5 percent. The amendment also amends certain operating covenants contained in the first lien credit agreement so that they are consistent with those contained in the second lien credit agreement. In accordance with the provisions of the first lien credit agreement, a 2% pre-payment premium, of approximately $3.5 million, was required with this amendment. The decrease in the interest rate will reduce our annual interest expense by approximately $5.0 million.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

As of June 30, 2006 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of June 30, 2006, we had a net working capital deficit of $19.3 million, compared to a net working capital deficit of $14.2 million as of December 31, 2005.

Net cash provided by operating activities from continuing operations totaled $6.5 million and $13.6 million for the six months ended June 30, 2005 and 2006, respectively, and operating activities from discontinued operations used $92,000 for the six months ended June 30, 2005. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate cap agreement;

•	provision for bad debt;

•	gain on disposition of assets;

•	(gain) loss on adjustment of warrants to market;

•	loss on early extinguishment of debt; and

•	income from discontinued operations.

Net cash used by investing activities was $238.2 million and $14.8 million for the six months ended June 30, 2005 and 2006, respectively. Our investing activities for the six months ended June 30, 2005, consisted of $14.0 million of capital expenditures, $4.0 million for the purchase of short term investments, $101,000 of organizational and franchise expenditures and $237.9 million of cash pledged as security, partially offset by $16.6 million from the sale of short term investments and $104,000 of proceeds from the sale of property. Investing activities for the six months ended June 31, 2006 consisted of $15.9 million of capital expenditures and $128,000 of organizational and franchise expenditures, partially offset by $73,000 of proceeds from the sale of property and $1.2 million of cash returned as security.

Net cash provided by our financing activities was $232.3 million for the six months ended June 30, 2005, and financing activities used $4.2 million for the six months ended June 30, 2006. Financing activities for the six months ended June 30, 2005 consisted of $9.2 million of proceeds from the issuance of our Series AA convertible preferred stock and $280.0 million of proceeds from long-term debt, partially offset by $47.4 million in principal payments on debt and $9.5 million of expenditures related to the issuance of long-term debt. For the six months ended June 30, 2006, financing activities primarily consisted of $1.1 million in principal payment on debt and $3.5 million of expenditures relate to the issuance of long-term debt partially offset by $332,000 from the exercise of warrants and stock options.

Capital Expenditures

We spent approximately $15.9 million in capital expenditures during the six months ended June 30, 2006, of which approximately $ 11.2 million related to the purchase of success based capital, or capital directly related to the acquisition of customers, with the remaining capital spent on network, billing, information systems and other capital needs.

We expect to spend approximately $28 million in capital expenditures during 2006. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

We do not intend to expand into other markets or make acquisitions until the required funding is available. We estimate the cost of constructing our network and funding initial customer premise equipment in new markets to be approximately $750 to $1,000 per home passed. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, population density, costs associated with the cable franchise in each city, the number of customers in each city, the mix of services purchased, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment”, transitioning to the modified prospective approach. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, in December 2004, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Using the modified prospective approach, requires the amount of compensation cost recognized include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant. We elected an early adoption, in December 2002, of the recognition provisions of SFAS No. 123 and reported the change in accounting principle using the prospective method in accordance with SFAS No. 148. As a result of the early adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2002, our of SFAS No. 123R, as of January 1, 2006, did not have a material impact on our financial statements. We recorded $605,000 and $412,000 of non-cash stock option compensation expense for the three months ended June 30, 2006 and 2005, respectively, and $931,000 and $1.2 million of non-cash stock option compensation expense for the six months ended June 30, 2006 and 2005, respectively. On January 26, 2006, we issued 210,990 shares of restricted common stock to certain employees under the 2002 Long Term Incentive Plan. These restricted common shares vested 50% upon issuance with the remaining shares vesting 25% on each of the anniversary dates in January 2007 and 2008. We recorded a non-cash compensation expense of $423,000 on these shares, which is included in the non-cash compensation expense recorded through June 30, 2006, based on the fair value of the stock as of January 26, 2006, and will record additional compensation expense over the remaining vesting period.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. We do not expect that the adoption of FIN 48 will have a material impact on our results of operations or financial position.

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

The determination of the estimated fair value of our variable-rate debt is subject to the effects of interest rate risk. The estimated fair value of our variable-rate debt instruments at June 30, 2006 was $286.3 million, compared to a carrying amount of $269.9 million. The estimated fair value of our debt is based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. Default Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

On May 2, 2006, we held our annual meeting of stockholders. At the meeting, the holders of our common stock and preferred stock voted as one class to re-elect Mr. O. Gene Gabbard (with 25,049,804 shares voting for and 630,280 shares withheld) as a Class I board member to serve for a three-year term or until his successor is duly elected and qualified. The holders of our common stock and preferred stock also voted as one class to adopt the Knology, Inc. 2006 Incentive Plan (with 19,498,562 shares voting for, 308,460 shares voting against, 6,052 shares withheld and 5,866,920 shares not voted) which became effective upon approval.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations defining the rights of the Series AA Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed on May 27, 2005).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed on July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed on July 29, 2005).

10.1	Amendment No. 1 to First Lien Credit Agreement dated as of June 30, 2006 (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed on July 6, 2006).

10.2	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology, Inc.’s Current Report on Form 8-K filed on May 9, 2006).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

August 11, 2006	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

August 11, 2006	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer