Form 10-Q
period 2006-09-30
KNOLOGY INC
filed 2006-11-14
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, Knology, Inc. had 34,772,184 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2005	September 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,183	$10,382
Restricted cash	3,537	1,820
Accounts receivable, net of allowance for doubtful accounts of $886 and $714 as of December 31, 2005 and September 30, 2006, respectively	19,283	20,612
Prepaid expenses and other	1,767	2,188

Total current assets	36,770	35,002

PROPERTY, PLANT AND EQUIPMENT, NET	285,638	255,934

GOODWILL	40,834	40,834

DEBT ISSUANCE COSTS, NET	8,764	10,611

INTEREST RATE CAP AGREEMENT	1,537	1,687

INVESTMENTS	1,243	1,243

INTANGIBLE AND OTHER ASSETS, NET	748	1,050

Total assets	$375,534	$346,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,241	$2,306
Accounts payable	20,010	20,422
Accrued liabilities	18,620	17,245
Unearned revenue	10,134	10,438

Total current liabilities	51,005	50,411

NONCURRENT LIABILITIES:
Notes payable	270,882	270,797
Warrants	285	550

Total noncurrent liabilities	271,167	271,347

Total liabilities	322,172	321,758

REDEEMABLE CONVERTIBLE PREFERRED STOCK	19,851	0

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 1,985,081 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2005 and September 30, 2006	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 24,153,201 and 34,758,682 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	242	348
Additional paid-in capital	561,503	583,504
Accumulated deficit	(528,234)	(559,249)

Total stockholders’ equity	33,511	24,603

Total liabilities and stockholders’ equity	$375,534	$346,361

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
OPERATING REVENUES:
Video	$25,980	$29,067	$76,316	$85,296
Voice	19,467	20,426	57,767	61,446
Data	12,482	14,862	35,421	43,065
Other	687	895	1,413	2,255

Total operating revenues	58,616	65,250	170,917	192,062

OPERATING EXPENSES:
Costs of services (excluding depreciation and amortization)	16,578	17,959	49,257	53,402
Selling, general and administrative expenses	29,999	30,437	88,989	90,954
Depreciation and amortization	18,977	17,316	56,273	51,165
Capital markets activity	0	105	62	1,623
Loss on early extinguishment of debt	0	0	544	0

Total operating expenses	65,554	65,817	195,125	197,144

OPERATING LOSS	(6,938)	(567)	(24,208)	(5,082)

OTHER INCOME (EXPENSE):
Interest income	669	69	961	258
Interest expense	(10,283)	(8,258)	(26,087)	(25,925)
(Loss) gain on interest rate cap agreement	257	(1,718)	257	150
(Loss) gain on adjustment of warrants to market	(53)	(34)	127	(425)
Other income (expense), net	(129)	13	12	8

Total other expense	(9,539)	(9,928)	(24,730)	(25,934)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(16,477)	(10,495)	(48,938)	(31,016)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,511 in 2005)	8,507	0	8,599	0

NET LOSS	(7,970)	(10,495)	(40,339)	(31,016)
PREFERRED STOCK DIVIDENDS	(187)	0	(258)	(747)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,157)	$(10,495)	$(40,597)	$(31,763)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.70)	$(0.30)	$(2.07)	$(1.19)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.36	0.00	0.36	0.00

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.34)	$(0.30)	$(1.71)	$(1.19)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,706,392	34,728,452	23,703,028	26,641,451

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,339)	$(31,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,273	51,165
Non-cash stock option compensation	1,398	1,617
Accretion of second lien term loan	167	495
Non-cash bank loan interest expense	388	2,756
Gain on interest rate cap agreement	(257)	(150)
Provision for bad debt	2,700	2,431
Income and gain on discontinued operations	(8,599)	0
Gain on disposition of assets	(3)	(2)
(Gain) loss on adjustment of warrants to market	(127)	425
Loss on early extinguishment of debt	544	0
Changes in operating assets and liabilities:
Accounts receivable	(2,977)	(3,762)
Prepaid expenses and other	165	(326)
Accounts payable	(6,168)	412
Accrued liabilities	6,216	(1,374)
Unearned revenue	1,256	304

Total adjustments	50,976	53,991

Net cash provided by operating activities from continuing operations	10,637	22,976

Net cash used in operating activities from discontinued operations	(401)	0

Net cash provided by operating activities	10,236	22,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,300)	(21,754)
Purchase of short term investments	(4,000)	0
Proceeds from sale of short term investments	16,625	0
Franchise and other intangible expenditures	(245)	(189)
Proceeds from sale of property	150	101
Cash returned as security	3,809	1,718

Net cash used in investing activities by continuing operations	(4,961)	(20,124)

Net cash provided by investing activities from discontinued operations	9,458	0

Net cash provided by (used in) operating activities	4,497	(20,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(285,046)	(1,669)
Proceeds from issuance of convertible preferred stock	9,200	0
Expenditures related to issuance of long term debt	(9,661)	(3,464)
Proceeds from long term debt	280,000	0
Purchase of interest rate cap	(1,270)	0
Proceeds from exercised warrants	2	2
Stock options exercised	4	478

Net cash used in financing activities	(6,771)	(4,653)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,962	(1,801)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,082	12,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,044	$10,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$23,225	$23,333

Non-cash financing activities:
Debt acquired in capital lease transactions	$1,285	$14

Preferred stock dividend paid in kind	$258	$747

Preferred stock conversion to common	$0	$19,285

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended SEPTEMBER 30, 2006

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment”, transitioning to the modified prospective approach. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, in December 2004, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. The modified prospective approach requires the amount of compensation cost recognized to include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant. The Company had elected early adoption, in December 2002, of the recognition provisions of SFAS No. 123 and reported the change in accounting principle using the prospective method in accordance with SFAS No. 148. As a result of the early adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2002, the Company’s adoption of SFAS No. 123R as of January 1, 2006 did not have a material impact on its financial statements. The Company recorded $1,617 and $1,398 of non-cash stock option compensation expense for the nine months ended September 30, 2006 and 2005, respectively. On January 26, 2006, the Company issued 210,990 shares of restricted common stock to 12 officers under the 2002 Long Term Incentive Plan. These restricted common shares vested 50% upon issuance with the remaining shares vesting 25% on each of the anniversary dates of January 2007 and 2008. The Company recorded non-cash compensation expense of $472 on these shares, which is included in selling, general and administrative expenses, based on the fair value of the stock as of January 26, 2006, and will record additional compensation expense over the remaining vesting period.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for financial statements issued for fiscal years beginning after December 16, 2006. The adoption of SFAS No. 158 will not have a material impact on the Company’s results of operations or financial position.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

As of September 30, 2006, the Company has $1,820 of cash that is restricted in use, all of which the Company has pledged as collateral for amounts potentially payable under certain insurance and surety bond agreements.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2006 impairment test.

Intangible assets as of December 31, 2005 and September 30, 2006, respectively, were as follows:

	December 31, 2005	September 30, 2006	Amortization Period (Years)
Customer base	$460	$460	3
Other	632	858	1-15

Gross carrying value of intangible assets subject to amortization	1,092	1,318
Less accumulated amortization	867	695

Net carrying value of intangible assets subject to amortization	$225	$623

Goodwill	$40,834	$40,834

6. DEBT

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280,000. Credit Suisse acted as administrative agent and sole lead arranger. These proceeds, together with cash on hand, were used to repay all amounts outstanding under the Company’s credit facilities with Wachovia Bank, National Association and Cobank, ACB and to redeem its 12% senior notes due 2009, which were redeemed on July 29, 2005. The First Lien Credit Agreement also provides a five year senior secured revolving loan and letter of credit facility up to $25,000, of which no amount was outstanding as of September 30, 2006. The second lien was purchased at a discount of 4% for $95 million, which accretes up to a face amount of $99 million on June 29, 2011.

In 2005, the Company entered into an interest rate cap agreement with Credit Suisse on a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. The cap agreement has a fair value of $1,687 as of September 30, 2006, resulting in a gain of $150 for the nine months ended September 30, 2006. The changes in the fair value of the cap agreement are recorded as a “Gain (loss) on interest rate cap agreement” in other income (expense). Changes in fair value will continue to be recorded in earnings since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

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

Long-term debt at December 31, 2005 and September 30, 2006 consists of the following:

	December 31, 2005	September 30, 2006
First Lien term loan, at a rate of LIBOR plus 2.5%, with $1,850 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	$173,675	$172,288
Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $1,136 for the nine months ended September 30, 2006), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	96,100	97,734
Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through December 2012.	3,348	3,081

	273,123	273,103
Less current maturities	2,241	2,306

	$270,882	$270,797

Both credit facilities are guaranteed by all of the Company’s subsidiaries. The credit facilities are also secured by first and second liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The parent company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

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

As of September 30, 2006, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants (issued in connection with the 1997 high-yield debt offering) with a fair value of $550 at September 30, 2006. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the nine months ended September 30, 2006, the Company recorded a loss of $425 as a “(Loss) gain on adjustment of warrants to market” in other (expense) income.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $317 as of September 30, 2006, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

8. DISPOSAL OF DISCONTINUED OPERATIONS

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10,000 in cash, subject to customary closing adjustments. At closing, $1,000 of cash proceeds was placed in escrow, of which $500 was paid out March 20, 2006 and the remaining $500 was paid out September 12, 2006.

9. PREFERRED STOCK

On May 4, 2005, the Company entered into a Series AA Preferred Stock Purchase Agreement with certain existing and new investors. On May 26, 2005, the Company sold 920,000 shares of a newly authorized Series AA Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a price of $10 per share or $9,200 in the aggregate, net of transaction costs. Dividends accrued daily on the Preferred Stock at an 8% annual rate. On October 27, 2005, the Company received gross offering proceeds of $10,800 and certain selling stockholders received proceeds of $1,900 for the resale of a portion of their shares issued in May 2005. The shares of the Preferred Stock were: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. Each share of the Preferred Stock was convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents.

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

As of September 30, 2006, the Company had dividend expense of $747 as payment for dividends incurred during the first and second quarter.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2006, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

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

Highlights and Outlook

Highlights of the quarter ended September 30, 2006 include the following:

•	Achieved a net connection gain of 8,391; and

•	Revenue for the three months ended September 30, 2006, increased to $65.3 million, the highest in the company’s history.

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

The following table summarizes the number of marketable homes passed and connections as of September 30, 2005 and 2006.

	AS OF SEPTEMBER 30,
	2005	2006
Connections:(1)
Video	175,294	178,708
Voice:
On-net	142,161	154,198
Off-net	6,224	6,164
Data	102,555	119,397

Total connections(2)	426,234	458,467

Residential connections	383,294	408,995
Business connections	42,940	49,472

Homes passed	955,497	965,678
Marketable homes passed	747,776	755,568

(1)	All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 23,192 and 20,973 lines as of September, 2005 and 2006, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

(2)	YTD 2006 we have added 25,618 net connections. We previously reported 12,754 net connections for the first quarter 2006, which included 1,244 business voice connections that were not active. The adjusted connection gain for the first quarter is 11,510. This adjustment had no impact on reported financial results.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of September 30, 2006 and December 31, 2005, the net carrying amount of our property, plant and equipment was approximately $255.9 million, 74% of total assets, and $285.6 million, 76% of total assets, respectively. Total capital expenditures for the nine months ended September 30, 2006 and 2005 were approximately $21.8 million and $21.3 million, respectively.

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

The foregoing list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•	Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.5% and 44.4% of our consolidated revenues for the three and nine months ended September 30, 2006, compared to 44.3% and 44.7% for the three and nine months ended September 30, 2005.

•	Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 31.3% and 32.0% of our consolidated revenues for the three and nine months ended September 30, 2006, compared to 33.2% and 33.8% for the three and nine months ended September 30, 2005.

•	Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.8% and 22.4% of our consolidated revenues for the three and nine months ended September 30, 2006, compared to 21.3% and 20.7% for the three and nine months ended September 30, 2005.

•	Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.4% and 1.2% of our consolidated revenues for the three and nine months ended September 30, 2006, compared to 1.2% and 0.8% for the three and nine months ended September 30, 2005.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•	In providing video services, we currently compete with BellSouth, Bright House, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•	In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. BellSouth and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of VoIP services and to compete in the near future with providers such as Vonage Holding Company and Comcast.

•	In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange carriers that provide dial-up and DSL services; providers of satellite-based Internet access services; cable television companies; and providers of wireless high-speed data services. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Costs of services includes:

•	Video cost of services. Video cost of services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Video costs as a percentage of video revenue were approximately 48.6% and 49.1% for the three and nine months ended September 30, 2006, compared to 49.2% and 50.2% for the three and nine months ended September 30, 2005. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•	Voice cost of services. Voice cost of services consists primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues was approximately 15.8% and 15.9% for the three and nine months ended September 30, 2006, compared to 16.6% and 16.4% for the three and nine months ended September 30, 2005.

•	Data cost of services. Data cost of services consists primarily of transport cost and network access fees. The data cost of services as a percentage of data revenue was approximately 3.0% and 3.1% for the three and nine months ended September 30, 2006, compared to 4.0% and 3.8% for the three and nine months ended September 30, 2005.

•	Other cost of services. Other cost of services consists primarily of transport cost and network access fees. The other cost of services as a percentage of other revenue was approximately 17.2% and 18.2% for the three and nine months ended September 30, 2006, compared to 8.7% and 9.3% for the three and nine months ended September 30, 2005.

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2005 and 2006.

	Three months ended September 30,
	2005	2006
Operating revenues:
Video.	45%	45%
Voice.	33	31
Data	21	23
Other	1	1

Total.	100	100
Operating expenses:
Cost of services	28	28
Selling, operating and administrative.	52	47
Depreciation and amortization	32	26
Capital market activities	0	0
Loss on early extinguishment of debt	0	0

Total.	112	101

Operating loss	(12)	(1)

Interest income	1	0
Interest expense	(17)	(13)
Gain (loss) on interest rate cap agreement	0	(2)
Gain (loss) on adjustment of warrants to market agreement	0	(0)
Other income (expenses), net	0	0

Total other income and (expense)	(16)	(15)

Loss from continuing operations before discontinued operations	(28)	(16)
Income from discontinued operations	14	0

Net loss	(14)	(16)
Preferred stock dividends	(0)	(0)

Net loss attributable to common stockholders	(14)	(16)

Revenues. Operating revenues increased 11.3% from $58.6 million for the three months ended September 30, 2005, to $65.3 million for three months ended September 30, 2006. Operating revenues from video services increased 11.9% from $26.0 million for the three months ended September 30, 2005, to $29.1 million for the same period in 2006. Operating revenues from voice services increased 4.9% from $19.5 million for the three months ended September 30, 2005, to $20.4 million for the same period in 2006. Operating revenues from data services increased 19.1% from $12.5 million for the three months ended September 30, 2005, to $14.9 million for the same period in 2006. Operating revenues from other services increased from $687,000 for the three months ended September 30, 2005, to $895,000 for the same period in 2006.

The increased revenues are due primarily to an increase in the number of connections, from 426,234 as of September 30, 2005, to 458,467 as of September 30, 2006, and rate increases effective in the first and second quarter of 2006 . The additional connections resulted primarily from:

•	Continued growth in our bundled customers;

•	Reduction in the rate of churn of connections as a greater portion of our customer base is bundled;

•	Continued strong growth in business sales; and,

•	Continued penetration in our mature markets.

Cost of services. Cost of services increased 8.3% from $16.6 million for the three months ended September 30, 2005, to $18.0 million for the three months ended September 30, 2006. Cost of services for video services increased 10.5% from $12.8 million for the three months ended September 30, 2005, to $14.1 million for the same period in 2006. Cost of services for voice services decreased 0.1%, with $3.1 million for the three months ended September 30, 2005 and 2006. Cost of services for data services decreased 10.6% from $496,000 for the three months ended September 30, 2005, to $443,000 for the same period in 2006. Cost of services for other services increased from $60,000 for the three months ended September 30, 2005, to $154,000 for the same period in 2006. We expect our cost of services to increase as we add more connections. The increase in video cost of services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice and data costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Gross profit. Gross profit increased 12.5% from $42.0 million for the three months ended September 30, 2005, to $47.3 million for the three months ended September 30, 2006. Gross profit for video services increased 13.2% from $13.2 million for the three months ended September 30, 2005, to $14.9 million for the same period in 2006. Gross profit for voice services increased 5.9% from $16.2 million for the three months ended September 30, 2005, to $17.2 million for the same period in 2006. Gross profit for data services increased 20.3% from $12.0 million for the three months ended September 30, 2005, to $14.4 million for the same period in 2006. Gross profit for other services increased from $627,000 for the three months ended September 30, 2005, to $741,000 for the same period in 2006. The increase in gross profit is primarily a result of the changes in revenues and cost of services as described above.

Selling, general and administrative. Our selling, general and administrative increased 1.5% from $30.0 million for the three months ended September 30, 2005, to $30.4 for the three months ended September 30, 2006. The increase in our operating costs, included in selling, general and administrative, is consistent with our growth in connections and customers in 2006, and included increases in personnel cost, pole attachment rents, bad debt expense, cost of billing our customers and general office expenses, that were partially offset by reductions in outside or contract labor and sales and marketing expenses. Our litigation fees, included in selling, general and administrative, were $20,000 for the three months ended September 30, 2005. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $467,000 for the three months ended September 30, 2005, to $413,000 for the three months ended September 30, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $19.0 million for the three months ended September 30, 2005, to $17.3 million for the three months ended September 30, 2006. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Capital markets activity. We incurred one time charges related to our outstanding debt of $105,000 for the three months ended September 30, 2006.

Interest income. Interest income was $669,000 for the three months ended September 30, 2005, compared to $69,000 for the same period in 2006. The decrease in interest income for the three months ended September 30, 2006 compared to the same period in 2005, primarily reflects interest earned on cash held in escrow during the three months ended September 30, 2005.

Interest expense. Interest expense decreased from $10.0 million for the three months ended September 30, 2005, to $8.3 million for the three months ended September 30, 2006. The decrease in interest expense for 2006 is primarily a result of the amendment of our first lien term loan reducing the effective interest rate to LIBOR plus 2.5 percent from LIBOR plus 5.5 percent. In 2005, we entered into an interest rate cap agreement, covering the first and second liens, to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the loans.

Loss on interest rate cap agreement. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The cap agreement had a fair value of $3.4 million as of June 30, 2006, and $1.7 million as of September 30, 2006, resulting in a derivative loss of $1.7 million.

(Loss) gain on the adjustment of warrants to market. During the three months ended September 30, 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2005 was $2.63 resulting in a $53,000 loss on the adjustment of warrants to market value. During the three months ended September 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2006 was $9.92 resulting in a $34,000 loss on the adjustment of warrants to market.

Other(expense) income, net. Other (expense) income, net increased from an expense of $129,000 for the three months ended September 30, 2005, to income of $13,000 for the three months ended September 30, 2006.

Income tax provision. We recorded no income tax benefit for the three months ended September 30, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations before discontinued operations. We incurred a loss from continuing operations before discontinued operations of $16.5 million for the three months ended September 30, 2005, compared to a loss from continuing operations before discontinued operations of $10.5 million for the three months ended September 30, 2006.

Income from discontinued operations. Following the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. We recorded income from discontinued operations of $8.5 million, including the gain from disposal of the asset, for the three months ended September 30, 2005.

Preferred stock dividends. We issued 18,687 additional shares of the Series AA preferred stock during the three months ended September 30, 2005, as a stock dividend, and recognized an expense of $187,000 for the three months ended September 30, 2005.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $8.2 million and $10.5 million for the three months ended September 30, 2005, and 2006, respectively. We expect net losses to decrease as our business matures.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2005 and 2006.

	Nine months ended September 30,
	2005	2006
Operating revenues:
Video	45%	44%
Voice	34	32
Data	20	23
Other	1	1

Total	100	100
Operating expenses:
Cost of services	29	28
Selling, operating and administrative	52	47
Depreciation and amortization	33	27
Capital market activities	0	1
Loss on early extinguishment of debt	0	0

Total	114	103

Operating loss	(14)	(3)
Interest income	1	0
Interest expense	(16)	(13)
Gain (loss) on interest rate cap agreement	0	0
Gain (loss) on adjustment of warrants to market agreement	0	(0)
Other income (expenses), net	0	0

Total other income and (expense)	(15)	(13)

Loss from continuing operations before discontinued operations	(29)	(16)
Income from discontinued operations	5	0

Net loss	(24)	(16)
Preferred stock dividends	(0)	(1)

Net loss attributable to common stockholders	(24)	(17)

Revenues. Operating revenues increased 12.4% from $170.9 million for the nine months ended September 30, 2005, to $192.1 million for nine months ended September 30, 2006. Operating revenues from video services increased 11.8% from $76.3 million for the nine months ended September 30, 2005, to $85.3 million for the same period in 2006. Operating revenues from voice services increased 6.4% from $57.8 million for the nine months ended September 30, 2005, to $61.4 million for the same period in 2006. Operating revenues from data services increased 21.6% from $35.4 million for the nine months ended September 30, 2005, to $43.1 million for the same period in 2006. Operating revenues from other services increased 59.6% from $1.4 million for the nine months ended September 30, 2005, to $2.3 million for the same period in 2006.

Cost of services. Cost of services increased 8.4% from $49.3 million for the nine months ended September 30, 2005, to $53.4 million for the nine months ended September 30, 2006. Cost of services for video services increased 9.5% from $38.3 million for the nine months ended September 30, 2005, to $41.9 million for the same period in 2006. Cost of services for voice services increased 2.9% from $9.5 million for the nine months ended September, 2005, to $9.8 million for the same period in 2006. Cost of services for data services decreased 2.5% from $1.4 million for the nine months ended September 30, 2005, to $1.3 million for the same period in 2006. Cost of services for other services increased from $131,000 for the nine months ended September 30, 2005, to $410,000 for the same period in 2006.

Gross profit. Gross profit increased 14.0% from $121.7 million for the nine months ended September 30, 2005, to $138.7 million for the nine months ended September 30, 2006. Gross profit for video services increased 14.1% from $38.0 million for the nine months ended September 30, 2005, to $43.4 million for the same period in 2006. Gross profit for voice services increased 7.0% from $48.3 million for the nine months ended September 30, 2005, to $51.7 million for the same period in 2006. Gross profit for data services increased 22.5% from $34.1 million for the nine months ended September 30, 2005, to $41.8 million for the same period in 2006. Gross profit for other services increased from $1.3 million for the nine months ended September 30, 2005, to $1.8 million for the same period in 2006.

Selling, general and administrative. Our selling, general and administrative increased 2.2% from $89.0 million for the nine months ended September 30, 2005, to $91.0 for the nine months ended September 30, 2006. We incurred one time charges related to a workforce reduction and asset impairment, included in selling, general and administrative, of $303,000 for the nine months ended September 30, 2005. Our litigation fees, included in selling, general and administrative, were $46,000 for the nine months ended September 30, 2005. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $1.4 million for the nine months ended September 30, 2005, to $1.6 million for the nine months ended September 30, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $56.3 million for the nine months ended September 30, 2005, to $51.2 million for the nine months ended September 30, 2006.

Capital market activities. Our capital market activities expense was $62,000 for the nine months ended September 30, 2005, and we incurred a one-time charge related to the amendment of our first lien credit facility and other expenses related to capital market activity of $1.6 million for the nine months ended September 30, 2006.

Loss on early extinguishment of debt. We recorded a loss of $544,000 on the early extinguishment of debt for the nine months ended September 30, 2005.

Interest income. Interest income was $961,000 for the nine months ended September 30, 2005, compared to $258,000 for the same period in 2006. The decrease in interest income primarily reflects interest earned on cash held in escrow during the nine months ended September 30, 2005

Interest expense. Interest expense increased from $26.1 million for the nine months ended September 30, 2005, to $25.9 million for the nine months ended September 30, 2006. The increase in interest expense for 2006 is primarily a result a higher average index rate on our variable rate debt.

Gain on interest rate cap agreement. Our interest rate cap agreement had a fair value of $1.5 million as of December 31, 2005, and $1.7 million as of September 30, 2006, resulting in a derivative gain of $150,000, and reducing our cash interest requirements.

Gain (loss) on the adjustment of warrants to market. During the nine months ended September 30, 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2005 was $2.63 resulting in a $127,000 gain on the adjustment of warrants to market value. During the nine months ended September 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2006 was $9.92 resulting in a $425,000 loss on the adjustment of warrants to market.

Other income (expense), net. Other income (expense), net decreased from income of $12,000 for the nine months ended September 30, 2005, to income of $8,000 for the nine months ended September 30, 2006.

Income tax provision. We recorded no income tax benefit for the nine months ended September 30, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations before discontinued operations. We incurred a loss from continuing operations before discontinued operations of $48.9 million for the nine months ended September 30, 2005, compared to a loss from continuing operations before discontinued operations of $31.0 million for the nine months ended September 30, 2006.

Income from discontinued operations. We recorded income from discontinued operations of $8.6 million, including the gain from disposal of the asset, for the nine months ended September 30, 2005.

Preferred stock dividends. We issued 25,738 and 74,596 additional shares of the Series AA preferred stock during the nine months ended September 30, 2005 and 2006, respectively, as a stock dividend, and recognized an expense of $258,000 and $747,000 for the nine months ended September 30, 2005 and 2006, respectively.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $40.6 million and $31.8 million for the nine months ended September 30, 2005, and 2006, respectively. We expect net losses to decrease as our business matures.

Liquidity and Capital Resources

Overview.

In 2005, we entered into first and second lien agreements, as arranged by Credit Suisse, to repay all amounts outstanding under our previous credit facilities.

The first lien credit agreement provides for a five-year senior secured $185 million term loan facility, of which $172.3 million is currently outstanding, and a $25 million revolving loan and letter of credit facility of which no funds have been drawn. The first lien term facility, as amended, bears interest at a LIBOR base rate plus 2.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facility is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity, but we must pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities.

The second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million, of which $97.7 million is currently outstanding. Borrowings under the second lien term facility bear interest at a LIBOR base rate plus 10.0%. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries. Both credit agreements contain customary representations, warranties, various affirmative and negative covenants and customary events of default.

As discussed above, the borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. We have entered into hedging arrangements to mitigate our risk with respect to our variable rate debt. For the nine months ended September 30, 2006 we recognized a gain on our interest rate cap agreement of $150,000.

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

As of September 30, 2006 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of September 30, 2006, we had a net working capital deficit of $15.4 million, compared to a net working capital deficit of $14.2 million as of December 31, 2005.

Net cash provided by operating activities from continuing operations totaled $10.6 million and $23.0 million for the nine months ended September 30, 2005 and 2006, respectively, and operating activities from discontinued operations used cash of $401,000 for the nine months ended September 30, 2005. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate cap agreement;

•	provision for bad debt;

•	income and gain from discontinued operations;

•	gain on disposition of assets;

•	(gain) loss on adjustment of warrants to market; and

•	loss on early extinguishment of debt.

Net cash used by investing activities from continuing operations was $5.0 million and $20.1 million for the nine months ended September 30, 2005 and 2006, respectively, and discontinued operations provided cash of $9.5 million for the nine months ended September 30, 2005. Our investing activities for the nine months ended September 30, 2005, consisted of $21.3 million of capital expenditures, $4.0 million for the purchase of short term investments and $245,000 of organizational and franchise expenditures, partially offset by $16.6 million from the sale of short term investments, $150,000 of proceeds from the sale of property and $3.8 million of cash returned as security. Investing activities for the nine months ended September 31, 2006 consisted of $21.8 million of capital expenditures and $189,000 of organizational and franchise expenditures, partially offset by $101,000 of proceeds from the sale of property and $1.7 million of cash returned as security.

Net cash used by our financing activities was $6.8 million and $4.6 million for the nine months ended September 30, 2005 and 2006, respectively. Financing activities for the nine months ended September 30, 2005 consisted $285.0 million of principal payments on debt, $9.6 million of expenditures related to the issuance of long-term debt and $1.3 million for the purchase of an interest rate cap agreement, partially offset by $9.2 million of proceeds from the issuance of our Series AA convertible preferred stock, $280.0 million of proceeds from long-term debt and $6,000 of proceeds from the exercise of warrants and stock options. For the nine months ended September 30, 2006, financing activities primarily consisted of $1.7 million in principal payment on debt and $3.5 million of expenditures relate to the issuance of long-term debt partially offset by $480,000 from the exercise of warrants and stock options.

Capital Expenditures

We spent approximately $21.7 million in capital expenditures during the nine months ended September 30, 2006, of which approximately $ 15.7 million related to the purchase of success based capital, or capital directly related to the acquisition of customers, with the remaining capital spent on network, billing, information systems and other capital needs.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment”, transitioning to the modified prospective approach. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, in December 2004, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Using the modified prospective approach, requires the amount of compensation cost recognized include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant. We elected an early adoption, in December 2002, of the recognition provisions of SFAS No. 123 and reported the change in accounting principle using the prospective method in accordance with SFAS No. 148. As a result of the early adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2002, our of SFAS No. 123R, as of January 1, 2006, did not have a material impact on our financial statements. We recorded $467,000 and $413,000 of non-cash stock option compensation expense for the three months ended September 30, 2005 and 2006, respectively, and $1.4 million and $1.6 million of non-cash stock option compensation expense for the nine months ended September 30, 2005 and 2006, respectively. On January 26, 2006, we issued 210,990 shares of restricted common stock to certain employees under the 2002 Long Term Incentive Plan. These restricted common shares vested 50% upon issuance with the remaining shares vesting 25% on each of the anniversary dates in January 2007 and 2008. We recorded a non-cash compensation expense of $423,000 on these shares, which is included in the non-cash compensation expense recorded through September 30, 2006, based on the fair value of the stock as of January 26, 2006, and will record additional compensation expense over the remaining vesting period.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for financial statements issued for fiscal years beginning after December 16, 2006. The adoption of SFAS No. 158 will not have a material impact on our results of operations or financial position.

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

The determination of the estimated fair value of our variable-rate debt is subject to the effects of interest rate risk. The estimated fair value of our variable-rate debt instruments at September 30, 2006 was $287.9 million, compared to a carrying amount of $270.0 million. The estimated fair value of our debt is based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KNOLOGY, INC.

November 14, 2006	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

November 14, 2006	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer