Form 10-K
period 2006-12-31
KNOLOGY INC
filed 2007-03-15
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER: 000-32647

KNOLOGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2424258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

KNOLOGY, INC. 1241 O.G. SKINNER DRIVE WEST POINT, GEORGIA	31833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 645-8553

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market, LLC

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

Large Accelerated Filer  ☐            Accelerated Filer  ☑            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2006, was approximately $269.5 million, computed based on the closing sale price as quoted on the Nasdaq National Market on that date.

As of February 28, 2007, we had 34,913,193 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant’s proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, to be held May 2, 2007, are incorporated by reference into Part III of this Form 10-K.

i

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2006 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

•	our proposed acquisition of PrairieWave Holdings, Inc.;

•	our anticipated capital expenditures;

•	our anticipated sources of capital and other funding;

•	plans to develop future networks and upgrade facilities;

•	the market opportunity presented by markets we have targeted;

•	the current and future markets for our services and products;

•	the effects of regulatory changes on our business;

•	competitive and technological developments;

•	possible acquisitions, alliances or dispositions; and

•	projected revenues, liquidity, interest costs and income.

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

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States. For the year ended December 31, 2006, our revenues were $259.0 million and we had a net loss attributable to common stockholders of $39.5 million. Video, voice, data and other revenues accounted for approximately 44%, 32%, 23% and 1%, respectively, of our consolidated revenues for the year ended December 31, 2006. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2006, we had approximately 462,000 total connections.

We provide our services over our wholly owned, fully upgraded 750 MHz interactive broadband network. As of December 31, 2006, our network passed approximately 759,000 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for eight years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee and portions of Pinellas County, Florida. We began offering our bundled service package in Pinellas County, Florida during 2004 on a limited basis and substantially completed the enhancement of our network assets in Pinellas County in 2006 making the bundle offering available to all of our marketable passings.

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

We were formed as a Delaware corporation in September 1998, and began trading publicly on the Nasdaq National Market in December 2003.

Recent Developments

In January 2007, we entered into a definitive agreement to acquire the stock of PrairieWave Holdings, Inc. (“PrairieWave”) a video, voice and high-speed Internet broadband services provider in South Dakota, as well as portions of Minnesota and Iowa. In 2006, PrairieWave had revenues totaling $88.3 million and as of December 31, 2006, PrairieWave’s network passed approximately 113,000 homes and had approximately

157,000 business and residential connections. We will pay a cash consideration of $255 million, subject to certain closing adjustments, for the transaction and have obtained a fully underwritten debt financing commitment from Credit Suisse for the transaction. We expect to close the transaction during the second quarter of 2007, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchises.

Website Access to SEC Filings

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

Incumbent cable operators are working to expand their core services by offering a bundled package of services, including the provision of Internet Protocol (IP) based voice services for their customers. Most of the major providers have announced plans to roll out Voice over Internet Protocol (VoIP) services. According to the National Cable Television Association (NCTA), as of September 2006, there were approximately 8.5 million cable voice customers in the United States. Most cable companies are in the process of upgrading their existing networks for voice capability.

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

•

Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. All of our network is a minimum of 750MHz, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, interactive television, high-definition television IP Centrex services and passive optical network (PON) services in our markets. We continue enhancing our network assets in Pinellas County, Florida to provide voice services, which we began offering in late 2004.

•

Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. Through our call center, which we operate 24 hours a day, seven days a week, we deliver personalized and responsive customer care that promotes customer loyalty. Through our network operations center (NOC), we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. As we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have an enterprise management system that enhances our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services.

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

As of December 31, 2006, our network consisted of approximately 10,250 miles of network, passed approximately 759,000 marketable homes and served approximately 462,000 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that if there is a single point of failure on a fiber ring, our service will continue.

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

We monitor our network 24 hours a day, seven days a week from our NOC in West Point, Georgia. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

Video

We offer video services over our network in the same way that traditional cable companies provide cable TV service. Our network is designed for an analog and digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to hubs, and to distribution points (nodes) within our customers’ neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

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

Our Bundled Service Offering

We offer a complete solution of video, voice and data services in all of our markets. We continue enhancing our network assets in Pinellas County, Florida that we acquired from Verizon Media to provide voice services and offer these services to approximately 80% of that market.

We offer a broad range of service bundles designed to address the varying needs and interests of existing and potential customers. We sell individual services at prices competitive to those of the incumbent providers, but attractively price additional services from our bundle. Bundling our services enables us to increase penetration, average revenue per customer (ARPC) and operating efficiencies, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Our bundled strategy means that we may deliver more than one service to each customer, and therefore we report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases local video, voice and data services would count as three connections.

Video services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2006, we provided video services to 178,618 connections. As of December 31, 2006, 35.3% of our video connections subscribed for digital video.

Our analog video service offering comprises the following:

•

Basic Service: All of our video customers receive a package of basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels.

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

Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services. Our digital video service consists of approximately 190 digital channels of programming, including our expanded basic cable service. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including high definition TV, digital video recorder, video-on-demand and subscriber video-on-demand. Video-on-demand permits customers to order movies and other programming on demand with VCR-like functions for a fee-per-viewing basis. Subscriber video-on-demand is a similar service that has specific content available from our premium channel offerings for an incremental charge.

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

Residential data services

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

Business voice and data services

Our broadband network also supports services to business customers, and accordingly, we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering to these business customers. We also have developed new products to meet the more complex voice and data needs of the larger business sector. We offer passive optical network service, which enables our customers to have T-1 voice services and data speeds of up to 1 gigabit per second on our fiber network. We have introduced our Matrix product offering, which can replace customers’ aging, low functionality PBX products with an IP Centrex voice and data service that offers more flexible features at a lower cost. In addition, we offer a virtual private network service to provide businesses with multiple sites the ability to exchange information privately among their locations over our network. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

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

We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products and currently exceed the industry standards for call answer times. We operate a centralized customer service call center in Augusta, Georgia, which handles all customer service transactions. In addition, we provide our business customers with a centralized Business Customer Care Center that is distinctly dedicated to our business customers 24 hours per day, 7 days per week. Also located in Augusta, Georgia, we have found this dedicated facility improves our responsiveness to customer needs and distinguishes our product in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings and is consistent with our bundling strategy.

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

Pricing for Our Products and Services

Our core products are pre-packaged into seven combinations known as “Simple Solutions”. Our Simple Solutions offerings include four triple-play bundles (video, voice and data) designed with speed and content in increasing values, and three two-product bundles. The Simple Solution bundles significantly reduced the number of plans our sales and call center personnel handle, simplifying the customer’s experience and reducing the products supported in the billing system by our IT department. Product acceptance by new and existing customers has been strong. Through strategic pricing to our legacy customers and bundle upgrades, we are migrating customers to the new plans in an effort to eliminate the legacy plans in our billing system.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2006, approximately 69% of our programming was sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

We currently serve the following markets with our interactive broadband network:

			Marketable Homes 12/31/2006	Year Services First Offered By Knology
Year Added	Source	Market		Video	Voice	Data
1995	Acquired	Montgomery, AL	90,800	1995	1997	1997
1995	Acquired	Columbus, GA	71,500	1995	1998	1998
1997	Acquired	Panama City, FL	61,700	1997	1998	1998
1998	Acquired	Huntsville, AL	84,400	1998	1999	1999
1998	Built	Charleston, SC	69,100	1998	1998	1998
1998	Built	Augusta, GA	55,300	1998	1998	1998
1999	Acquired	West Point, GA	12,400	1999	1999	1999
2000	Built	Knoxville, TN	39,700	2001	2001	2001
2003	Acquired	Pinellas, FL	273,600	2003	2004	2003

New markets

In addition to the markets served by PrairieWave that we are acquiring, we plan to evaluate expansion of our operations to other markets that have the size, market conditions, demographics and geographical location consistent with our business strategy. We plan to evaluate target cities that have the following characteristics, among others:

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

Video services

Cable television providers. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors currently include Bright House Networks (Bright House), Charter Communications, Inc. (Charter), Comcast Corporation (Comcast), Mediacom Communication Corporation (Mediacom) and Time Warner Cable, Inc. (Time Warner). We also encounter competition from direct broadcast satellite systems, including Direct TV, Inc. (DirecTV) and Echostar Communications Corporation (Echostar) that transmit signals to small dish antennas owned by the end-user.

According to industry sources, as of June 2006, satellite television providers served approximately 27.3% of pay television customers in the United States; however, the satellite provider penetration in our markets is substantially less. Competition from direct broadcast satellites could become significant as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for customers. As a result, we expect competition from these companies to increase.

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

The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from them. Several major local telephone companies, including BellSouth Corporation (BellSouth, which was recently acquired by AT&T) and Verizon, have announced plans to provide video services to homes.

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

Voice services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. BellSouth and Verizon Communications, Inc., or Verizon, are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, BellSouth, Sprint and Verizon. Although we are uncertain of what the impact will be concerning the AT&T and Bellsouth merger, we do not believe that it will materially change our competitive environment. We also compete with a variety of smaller, more regional, competitors that lease network components from BellSouth or Verizon and focus on the commercial segment of our markets. Recent regulatory decisions have reduced the economic opportunity for many of these providers.

We expect to continue to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets.

We are anticipating an increase in the deployment of VoIP telephone services. Following years of development, VoIP has been deployed by a variety of service providers including other Multiple System Operators (MSOs) such as Cox Communications, Charter and Comcast and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell operating companies (RBOCs). VoIP is essentially a data service and can be more feature rich than traditional circuit-switched telephone service. The VoIP providers will have differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions. Mediacom in our Columbus, Georgia market, Comcast in our Augusta, Georgia market and Bright House in our Pinellas, Florida market, have launched VoIP residential service.

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

Other competitive high-speed data providers include:

•	incumbent local exchange carriers that provide dial-up and DSL services;

•	traditional dial-up Internet service providers;

•	competitive local exchange carriers; and

•	providers of satellite-based Internet access services.

•	wireless RF providers (WiFi)

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

Bundled Services

Several of our competitors have initiated business plans to deploy their own versions of the triple-play bundle in our markets. Comcast, Charter, Bright House, Mediacom and other MSOs are in varying stages of launching VoIP and thereby enabling their third service offering. Bright House launched VoIP in the Pinellas County market in mid-2004. Comcast and Charter have made numerous announcements about launching voice services and have done so in some of their markets. It is inevitable that these providers will launch VoIP in all of their markets in the not too distant future.

BellSouth and Verizon have each initiated agreements/partnerships with satellite providers enabling their third service offering, video. The RBOCs each have facilities-based initiatives to construct broadband (last-mile) networks in several markets nationwide. None of these networks currently overlap with Knology. The RBOCs’ ability to provide the three services will increase competition for subscribers within Knology’s markets.

Knology believes that its emphasis on proven technology for deploying telephone service enhances its product offering relative to the MSOs for the near future.

Legislation and regulation

The cable television industry is regulated by the FCC, some state governments and most local governments. Telecommunications carriers and their services are regulated by the FCC and state public utility commissions. Local governments regulate the access of telecommunications carriers to the public rights-of-way. Providers of Internet services generally are not subject to regulation. Federal legislative and regulatory proposals currently under consideration may materially affect the cable television, telecommunications services, and Internet services industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of relevant state and local laws.

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

Telecommunications Act of 1996

The Telecommunications Act of 1996 (1996 Act) and the FCC rules implementing the 1996 Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The 1996 Act placed certain requirements on most incumbent local exchange carriers to open their networks to competitors, resell their services at a wholesale discount, and permit other carriers to collocate equipment on incumbent local exchange carrier premises. Rural carriers may be exempt from these incumbent local exchange carrier requirements, as currently is the case with our incumbent local exchange carrier subsidiaries, Interstate Telephone and Valley Telephone. The following is a summary of the interconnection and other rights granted by the 1996 Act, as implemented by the FCC’s regulations, that are most important for full local telecommunications competition, and our belief as to the effect of the requirements, assuming vigorous implementation.

•	interconnection of competitors with the networks of incumbents and other carriers, which permits customers of competitors to exchange traffic with customers connected to other networks;

•

unbundling of voice grade and DS0 (and most DS1 and DS3) local loops and transport facilities and other elements of the incumbent local exchange carriers’ networks, as well as collocation rights, which allows competitors to selectively gain access to incumbent carriers’ facilities that connect the incumbent carriers’ central offices with customer premises, to transmission facilities that connect to incumbents’ central offices, and certain incumbent network capabilities, thereby enabling competitors to serve customers not directly connected to their networks on a facilities basis;

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

This 1996 Act also permitted RBOCs under certain conditions to apply to the FCC for authority to provide long-distance services, which authority has now been approved throughout the RBOCs’ territories.

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

•	eliminated mandatory franchising requirements and the payment of franchise fees for Open Video System (OVS) operators, although local franchising authorities may still impose such obligations;

•	allows cable operators to enter telecommunications markets which historically have been closed to them;

•	limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator; and

•

adjusts the favorable pole attachment rates afforded cable operators under federal law such that they could be increased to a higher “telecommunications carrier” rate, if the cable operator also provides telecommunications services over its network.

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

On February 9, 2006, the FCC released a report describing the possibility of multichannel video programming distributors (MVPD) to offer a la carte and themed-tier services, and thus increasing consumer choice in purchasing video programming and providing substantial consumer benefits. In the previous report, the FCC concluded that a la carte pricing did not provide substantial economic benefits to consumers and, instead, increased the costs, including operational and marketing for MVPDs. The new report concludes that a la carte pricing and themed-tiers do provide real economic benefits to consumers. The FCC did not adopt the finding of the new report and it has not required that cable system operators offer a la carte pricing or themed-tiers. Material changes in the rate requirements may be considered in the future and, if such changes are adopted, the profitability of our cable business could be adversely affected.

Ownership limits. The FCC is directed to establish reasonable limits on the number of subscribers a cable operator may serve (a horizontal limit), and the number of channels a cable operator may devote to its affiliated programming networks (a vertical or channel occupancy limit). The FCC originally established a 30 percent national audience (cable subscriber) reach (horizontal) and a 40 percent channel occupancy limit (vertical), but these were remanded to the FCC by the DC Circuit in Time Warner Entertainment Co. v. FCC, as being unduly burdensome on cable operators’ First Amendment rights and lacking sufficient justification for the limits. The FCC sought comment and is currently reviewing these limits. To the extent that the FCC establishes new horizontal and vertical limits, we believe we could demonstrate compliance with any such restrictions. Such limits could have an adverse impact on some of our competitors, depending on any final regulations adopted. In July 2006, the FCC issued a Further Notice of Proposed Rulemaking seeking comment on how to address the issues raised by the opinion of the U.S. Court of Appeals for the Third Circuit in Prometheus Radio Project v. FCC and on whether the media ownership rules are necessary in the public interest as the result of competition. That proceeding remains pending.

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

On December 20, 2006, the FCC adopted an order (albeit the text of the order has not yet been released) establishing rules and providing guidance to implement Section 621(a)(1) of the Communications Act of 1934, and prohibiting franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. The FCC concluded that the current operation of the franchising process constitutes an unreasonable barrier to entry that impedes the achievement of the interrelated federal goals of enhanced cable competition and accelerated broadband deployment. The FCC discussed several ways by which local franchising authorities are unreasonably refusing to award competitive franchises, including drawn-out local negotiations with no time limits; unreasonable build-out requirements; unreasonable requests for “in-kind” payments that attempt to subvert the five percent cap on franchise fees; and unreasonable demands with respect to public, educational and government access (or PEG). In order to eliminate the unreasonable barriers to entry into the cable market, and to encourage investment in broadband facilities, the Commission: preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order should be beneficial to us by facilitating our provision of cable service in a more expeditious manner subject to fewer requirements imposed by local franchising authorities, although the decision may make it easier for new competitors to provide video services in competition with us. The FCC simultaneously opened a rulemaking proceeding in which it seeks comments on how its findings should affect existing franchisees. As noted above, the text of the FCC’s order and further rulemaking have not been released; examination of these texts when released may reveal other potential impacts, which could be beneficial or negative, to our operations.

Congress is also considering possible legislative changes that would restrict the requirements imposed on new cable entrants by franchising authorities and generally streamline the franchising process. It is impossible to predict with any confidence whether or when such legislation will pass. Several state legislatures have streamlined the franchising processes in their states or have adopted statewide franchises, including South Carolina. State legislation regarding streamlined or state-wide video franchising has also been introduced and is actively being considered in a number of states, including Florida, Georgia, and Tennessee. As with federal legislation, it is impossible to predict whether or when such state legislation might pass.

Franchise renewal. Franchise renewal, or approval for the sale or transfer of a franchise, may involve the imposition of additional requirements not present in the initial franchise (such as facility upgrades or funding for public, educational, and government access channels). Although franchise renewal is not guaranteed, federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises generally have 10 to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration. The order adopted by the FCC in December 2006 should have the result of reducing the potential for unreasonable conditions being imposed upon us during renewal.

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

Tariffs and detariffing. Several of our subsidiaries, Knology of Alabama, Inc.; Knology of Florida, Inc.; Knology of Georgia, Inc.; Knology of South Carolina, Inc.; and Knology of Tennessee, Inc., are classified by the FCC as non-dominant carriers with respect to both domestic interstate and international long-distance carrier services and competitive local exchange carrier services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general requirements that they be just, reasonable, and nondiscriminatory. The FCC has ordered mandatory detariffing of non-dominant carriers’ interstate and international interexchange services, except in very limited circumstances. Rather, we must post standard rates, terms, and conditions on the Internet and negotiate and/or execute individual agreements with each of our customers to cover the rates, terms and conditions for our provision of such services, including limitations on liability. The FCC’s detariffing regime has no impact on our tariffs for intrastate services, nor does it affect the federal access charge tariff system. It is uncertain whether we will be able to execute individual agreements with each of our long-distance customers on favorable terms going forward and whether the additional costs of having to comply with this regime will have an adverse effect on our revenues. There is also some uncertainty about whether, in the absence of a tariff, such carrier protections such as strict limitations on liability, can be negotiated with the end users and, if they are, whether they are enforceable.

Non-dominant local exchange carriers are not permitted to file tariffs with the FCC for their interstate access services if the charges for such services are higher than FCC benchmarks established in 2001. If a non-dominant carrier’s charges for interstate access services are equal to or below the FCC-established benchmark, it is permitted, but not required, to file tariffs with the FCC for such services. Our interstate access services fall within the FCC-established benchmark and we have a tariff on file with the FCC for those services. While we do not know what the FCC will ultimately decide in its intercarrier compensation proceeding (see “Interconnection and Compensation for Transport and Termination,” below), we can be expected to face continued “downward pressure” on our switched access rates in the future.

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

We have local interconnection agreements with BellSouth Embarq (formerly Sprint) and Verizon for, among other things, the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations and in which the agreements apply. Our interconnection arrangement with Verizon has been terminated although we continue to operate under the same rates, terms and conditions as our previous agreement and exchange traffic with Verizon today. We are in the process of opting into a new agreement with Verizon which will be submitted to the appropriate state commission(s) for approval, which we expect to receive. Our interconnection arrangements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection arrangements with incumbent local carriers under which we operate today will be available in the future.

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

In March 2005, the FCC issued a further notice of proposed rulemaking requesting comment on various proposals to replace the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, including the transport and termination of IP-enabled traffic (see “Regulatory treatment of voice over Internet Protocol (IP) services,” below). As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including transport and termination. Supplemental requests for comment were issued in July and November 2006 on specific intercarrier compensation proposals. The FCC’s decision in the proceeding will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly.

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

Universal service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. The federal universal service fund is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a percentage of their telecommunications revenues to the federal universal service fund. In June 2006, the FCC adopted an order extending the obligation to make payments to the universal service fund to providers of interconnected VoIP services. As a telecommunications carrier and /or provider of interconnected VoIP services, we are required to contribute to the federal universal service fund on the basis of our projected, collected interstate and international end user telecommunications revenues. The FCC devises a quarterly factor for contribution to the federal universal service fund based on the ratio of total projected demand for universal service support as compared to total end user interstate and international revenue for a given quarter. The contribution factor for the fourth quarter of 2006 was 9.7%. Accordingly, for the fourth quarter of 2006, we contributed approximately 10% of our combined interstate and international end user telecommunications revenues to the federal universal service fund. The contribution rate is reviewed quarterly and may increase, raising our costs of operations.

Contributors to the Universal Service Fund may assess a federal universal service surcharge on their customers, either as a flat amount or a percentage of a customer’s revenue; however, this amount may not exceed the total amount of the universal service contribution factor currently in effect. As a result, we are precluded from assessing a federal universal service-related charge on our end user customers in excess of the relevant interstate and international telecommunications portion of each customer’s bill times the relevant contribution factor. We remain able to recover legitimate administrative costs relating to our contribution to the federal universal service fund, provided that such cost recovery is made through areas other than our universal service line item surcharge.

The FCC currently is conducting a comprehensive review of the rules governing contributions to the federal universal service fund. The FCC is considering the adoption of an alternative universal service contribution methodology in which entities might contribute to the federal universal service fund based on either the number of end user connections, the number of working telephone numbers, or the amount of capacity per connection. Although the timing or outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the federal universal service fund may increase, and could negatively impact our business, prospects, gross profits, cash flows and financial condition. The Congress is also considering several pieces of legislation which could affect the basis on which universal service contributions are made and how the funds are distributed. Legislative or regulatory changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund. Changes to the universal service fund distribution mechanisms could affect our availability, or the opportunities for our qualified customers, to apply for and receive universal service funding.

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

In July and November 2006, the FCC requested further comment in its intercarrier compensation proceeding on replacing the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, as previously discussed. As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including access charges. Any FCC decision in this proceeding will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly, although the net effect for our operations cannot be predicted at this time (see discussion of intercarrier compensation, above).

Regulatory treatment of voice over Internet Protocol (IP) services. Currently, the FCC and state regulators do not treat most IP-enabled services, including those offering real time voice transmission, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory obligations or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. However, in March 2004, the FCC commenced a rulemaking proceeding to comprehensively address the regulatory treatment of IP enabled services, including VoIP applications. Although we cannot predict when the FCC will issue a decision in this proceeding, the FCC issued an order in 2004 precluding states from regulating interconnected VoIP services, subsequently clarifying that such services are subject to its exclusive jurisdiction when providers do not know the geographic location of their customers. It is not clear whether future decision from the FCC will clarify the extent to which it intends to assert exclusive jurisdiction over VoIP and other IP-enabled services. In response to individual petitions for declaratory ruling, the FCC has addressed specific VoIP applications. For example, in 2004, the FCC ruled that an AT&T service using VoIP solely as an intermediate routing technology is a telecommunications service. By contrast, the FCC ruled that pulver.com’s Free World Dialup service, which enables customers to make computer-to-computer VoIP calls, is an information service. The FCC currently has before it a series of petitions for declaratory rulings requesting clarification on which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers can be subject to access charges, intermediate, terminating LECs can rely on certification by their customers that traffic is enhanced services traffic is making decisions regarding the routing of an intercarrier compensation for access traffic and other issues. The FCC is also considering as part of its intercarrier compensation proceeding various proposals to address problems with so-called “phantom traffic,” traffic terminated on the local switched telephone network which is often, although not exclusively, IP-enabled and which allegedly has been stripped of signaling information which allegedly prevents terminating LECs from determining whether the traffic is interexchange traffic that may be subject to access charges. Decisions and regulations adopted in these and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on this issue will have on our business.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services, and on June 3, 2005 it released an order requiring providers of certain VoIP services to provide enhanced 911 emergency services to their customers. Those requirements continue to be implemented and are subject to a series of petitions for reconsideration, for waiver, and requests for extension. Compliance with these and other regulations the FCC may adopt regarding the treatment of VoIP services could increase ours costs of providing service. On May 3, 2006, the FCC determined that both facilities-based broadband Internet access and interconnected VoIP providers should be subject to the same wiretap rules as providers of traditional telecommunications services. The new rules require that all facilities-based broadband Internet access and interconnected VoIP service providers are technically capable of opening their networks to provide access to law enforcement agencies by May 14, 2007. Similarly, the FCC in June of 2006 extended USF contribution requirements to providers of interconnected VoIP services, as discussed above. Such changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the flexibility of our competitors. For example, the FCC allowed a petition filed by Verizon for forbearance from Title II regulation of its broadband services to become effective by operation of statute. The FCC’s treatment of that petition for forbearance is subject to pending appeals. Similar petitions for forbearance from regulation of broadband services have been filed in 2006 by AT&T, Qwest, Embarq, and other incumbent carriers and must be decided by the FCC in 2007.

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

Customer Proprietary Network Information. FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. Certain states have also adopted state-specific CPNI rules. The FCC’s initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. The FCC’s Enforcement Bureau recently directed all telecommunications carriers to submit a certification stating that they are in compliance with the Commission’s CPNI rules. We filed our compliance certificate with the FCC on February 6, 2006, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, both the FCC and Congress are considering whether additional security measures could prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

Interstate Telephone and Valley Telephone are subject to additional requirements under state law, including rate regulation and quality of service requirements. In Alabama and Georgia, both Interstate Telephone and Valley Telephone are subject to a form of alternative rate regulation. Under this alternative form of regulation, the companies have limited ability to raise rates for intrastate telephone services, but the Alabama and Georgia Public Service Commission does not regulate the rate of return earned by the companies.

Taxes and Regulatory Fees. We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

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

Franchises

As described above, cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as: time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions and the maintenance of insurance and indemnity bonds.

As of December 31, 2006, Knology held approximately 44 cable franchises. We are currently in the process of renegotiating two of our existing franchises; Huntsville and Montgomery, Alabama. Knology has never had a franchise revoked and it has never been denied a franchise renewal. Although franchises historically have been renewed, renewals may include less favorable terms and conditions then existing franchises. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. Our franchises generally have ten- to 15-year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration.

Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act of 1934, as amended and the corresponding regulations of the FCC. As discussed in the Legislation and Regulation section, both federal and state bodies are moving toward streamlining the franchising process. See “Legislation and Regulation—Regulation of Cable Services.”

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

Employees

At December 31, 2006 we had 1,365 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2006, we had an accumulated deficit of $567.0 million. We expect to incur net losses for the next several years as our business matures. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to complete our existing networks or to expand our business.

As of December 31, 2006, we had a working capital deficit of $9.7 million and $567.0 million of accumulated deficit. We currently expect to spend approximately $7.3 million during 2007 to expand and upgrade our networks in the markets where we currently provide service. If we expand our build out in existing or new markets, it will have to be funded by cash flow from operations in that market or from additional financings. If financing is available, it may not be obtained on a timely basis and with acceptable terms. See Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2006, we had approximately $271.3 million of outstanding indebtedness, including accrued interest, and our stockholders’ equity was $17.4 million. We pay interest in cash on our credit facilities. We expect to incur additional indebtedness in the future. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

Our earnings were not sufficient to cover our fixed charges in each year of the eight-year period ended December 31, 2006. We currently generate sufficient cash flow from operating activities to service our debt. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

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

Our credit agreements place operating and financial restrictions on us and our subsidiaries. These restrictions affect, and any restrictions created by future financings will affect, our and our subsidiaries’ ability to, among other things:

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

We may not consummate the PrairieWave acquisition.

We have entered into a definitive agreement to acquire PrairieWave through the merger of PrairieWave with one of our wholly owned subsidiaries. The merger is subject to customary closing conditions, including receipt of regulatory approvals and financing. It is expected to close by the second quarter of 2007, but we may not be able to consummate the merger, which could adversely affect our expected results of operations in the future.

If we consummate the PrairieWave acquisition, we may not be able to integrate the acquired businesses successfully.

If we are able to consummate the acquisition of the PrairieWave, we will operate in two additional markets. These markets will add approximately 113,000 marketable homes passed, as well as approximately 157,000 residential and business connections. Our future growth and profitability will depend in part on the success of our integration of the operations of the PrairieWave businesses into our operations. Our ability to successfully integrate such operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process, while still managing our current operations effectively. We may experience difficulties in integrating the acquired business, which could increase our costs or adversely impact our ability to operate our business.

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

To be successful, we will need to retain our existing video customers and attract video customers away from our competitors. Some of our competitors have advantages over us, such as long-standing customer relationships, larger networks, and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole as well as changes in the regulatory environment facilitating entry for additional providers of video service may result in the emergence of significant new competitors for us. In providing video service, we currently compete with Bright House, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers, including DirecTV and Echostar. Legislation now allows satellite television providers to offer local broadcast television stations. This may reduce our current advantage over satellite television providers and our ability to attract and maintain customers.

The providers of video services in our markets have, from time to time, adopted promotional discounts. We expect these promotional discounts in our markets to continue into the foreseeable future and additional promotional discounts may be adopted. We may need to offer additional promotional discounts to be competitive, which could have an adverse impact on our revenues. In addition, incumbent local phone companies may market video services in their service areas to provide a bundle of services. BellSouth has entered into a strategic marketing alliance with DirecTV to jointly market voice and video services. As telephone service providers offer video services in our markets, it could increase our competition for our video and voice services and for our bundled services. AT&T, whose merger with BellSouth was recently completed, has been aggressively rolling out video services leveraging its telecommunications network.

Competition from other providers of voice services could adversely affect our results of operations.

In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets and we therefore must attract customers away from other telephone companies. BellSouth and Verizon are the primary incumbent local exchange carriers in our targeted region. They offer both local and long-distance services in our markets and are particularly strong competitors. In the future, we may face other competitors, such as cable television service operators who have announced their intention to offer telephone services with Internet-based telephony. If cable operators offer voice services in our markets, it could increase competition for our bundled services. Other wireline-based carriers also compete with us for voice services, including competitive local exchange carriers and Voice over Internet Protocol service providers.

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

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to BellSouth’s telephone network under a nine-state interconnection agreement, which expires on December 3. 2007. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida, which was terminated in September 2006. We continue to exchange traffic with Verizon in Florida through an existing interconnection arrangement currently subject to the rates, terms, and conditions of the terminated agreement. We are currently engaged in the process of adopting a new interconnection agreement with Verizon. If the BellSouth agreement is not renewed or terminated, or a new Verizon agreement is not executed, we could be adversely affected and our interconnection arrangements could be on terms less favorable than those we receive currently.

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

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. A recent FCC decision facilitates competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our network. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law but which could increase our expenses in operating our business.

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

To expand into additional cities we will have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. We may face legal or similar resistance from competitors who are already in markets we wish to enter. For example, a competitor may oppose or delay our video franchise application or our request for pole attachment space. These difficulties could significantly harm or delay the development of our business in new markets.

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

Our ability to manage our anticipated growth depends on our ability to identify, hire and retain additional qualified management personnel. While we are able to offer competitive compensation to prospective employees, we may still be unsuccessful in attracting and retaining personnel, which could affect our ability to grow effectively and adversely affect our business.

Since our business is concentrated in specific geographic locations, our business could be hurt by a depressed economy and natural disasters in these areas.

We provide our services to areas in Alabama, Florida, Georgia, South Carolina and Tennessee, which are all in the southeastern United States. A stagnant or depressed economy in the United States and the southeastern United States in particular could affect all of our markets and adversely affect our business and results of operations.

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

As of February 28, 2007, Gilder, Ganon, Howe & Co. LLC, our largest stockholder, owned approximately 14.2% of our outstanding common stock. Donald W. Burton, a member of our board of directors, owned or controlled approximately 9.0% of our common stock, including shares owned by the Burton Partnerships, of which Donald W. Burton is a general partner. Farallon Capital Management, LLC, owned approximately 7.2% of our outstanding common stock. Further, approximately 6.4% of our outstanding common stock was owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier’s immediate family. Additionally, Bear Stearns Asset Management owned approximately 6.2% of our outstanding common stock. As a result, these stockholders have significant voting power with respect to the ability to:

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

As of February 28, 2007, we had 34,913,193 shares of common stock outstanding. We also had outstanding on that date options to purchase 3,684,119 shares of common stock and warrants to purchase 1,055,444 shares of common stock Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the Nasdaq Global Market for the period from January 1, 2005 through December 31, 2006:

	High	Low
2006
Fourth Quarter	$11.12	$9.82
Third Quarter	$10.76	$8.75
Second Quarter	$10.07	$6.50
First Quarter	$6.83	$3.50

2005
Fourth Quarter	$4.00	$1.72
Third Quarter	$2.85	$1.92
Second Quarter	$2.29	$1.63
First Quarter	$3.76	$2.10

Holders

As of February 28, 2007, there were approximately 416 shareholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the upgrade and expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors our board of directors deems relevant. From issuance in May 2005 until its conversion to common stock in June 2006, we accrued dividends on our Series AA preferred stock at an 8% annual rate, which could have been paid in cash or additional shares of the Series AA preferred stock. However, pursuant to the restrictions of our credit agreements, we were prohibited from paying dividends in cash other than cash in lieu of fractional shares. During the years ended December 31, 2006 and December 31, 2005, respectively, 216,621 and 58,742 shares of Series AA preferred stock were issued as dividends.

Comparison of Cumulative Total Stockholder Return

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph and table set forth our cumulative total stockholder return as compared to the NASDAQ Composite Index and the NASDAQ Telecommunications Index since the close of business on December 18, 2003, the effective date of the registration of our common stock under the Securities Exchange Act of 1934, as amended. This graph assumes that $100 was invested on December 18, 2003 in Knology’s common stock, or was invested on November 30, 2003 in the NASDAQ Composite Index or the NASDAQ Telecommunications Index, as set forth below, and assumes reinvestment of all dividends.

	Cumulative Total Return
	December 18, 2003	December 2003	December 2004	December 2005	December 2006
Knology, Inc.	$100.00	$96.27	$41.58	$40.94	$113.43
NASDAQ Composite	100.00	102.11	111.53	114.81	130.55
NASDAQ Telecommunications	100.00	106.51	102.06	96.74	122.20

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Operating revenues	$141,866	$172,938	$211,458	$230,857	$258,991
Operating expenses:
Direct costs	42,679	47,754	64,266	69,616	75,497
Selling, operations and administrative	78,165	92,137	114,143	113,529	116,191
Depreciation and amortization	80,533	77,806	74,163	74,490	68,189
Loss on early extinguishment of debt	0	0	0	544	0
Gain on debt reorganization	(109,804)	0	0	0	0
Reorganization professional fees	3,842	84	0	0	0
Capital markets activity	0	0	880	62	1,623
Asset impairment and severance	9,946	0	0	334	0
Non-cash stock option compensation	3,266	1,883	3,625	2,101	2,025
Litigation fees	1,244	907	377	46	0

Total operating expenses	109,871	220,571	257,454	260,722	263,525

Operating (loss) income	31,995	(47,633)	(45,996)	(29,865)	(4,534)
Interest (expense), net	(35,871)	(28,796)	(30,342)	(33,378)	(33,785)
Gain (loss) on adjustments of warrants to market	2,865	929	535	37	(464)
Other income (expense), net	(321)	(12,288)	133	(12)	25

Loss from continuing operations and cumulative effect of a change in accounting principle	(1,332)	(87,788)	(75,670)	(63,218)	(38,758)
Income from discontinued operations	0	0	106	8,404	0
Cumulative effect of a benefit change in accounting principle	(1,294)	0	0	0	0

Net loss	(2,626)	(87,788)	(75,564)	(54,814)	(38,758)
Preferred stock dividends	0	0	0	(588)	(747)

Net loss attributable to common stockholders	$(2,626)	$(87,788)	$(75,564)	$(55,402)	$(39,505)

Basic and diluted net loss per share attributable to common stockholders	$(52.20)	$(5.17)	$(3.19)	$(2.33)	$(1.41)
Other Financial Data:
Capital expenditures	$44,446	$35,533	$63,592	$31,613	$27,821
Cash provided by (used in) operating activities	(10,318)	29,512	22,263	18,818	30,543
Cash used in investing activities	(44,847)	(96,993)	(40,941)	(5,555)	(26,028)
Cash provided by (used in) financing activities	39,378	45,383	4,185	(7,162)	(5,121)

	December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Net working capital	$24,000	$42,935	$3,201	$(14,235)	$(9,670)
Property and equipment, net	357,182	336,060	326,499	285,638	243,831
Total assets	471,291	463,712	418,587	375,534	336,561
Long-term debt, including accrued interest	250,916	271,317	286,888	271,167	271,301
Total liabilities	284,899	312,819	333,924	322,172	319,188
Accumulated deficit	(310,068)	(397,853)	(473,420)	(528,234)	(566,992)
Total stockholders’ equity	184,531	150,893	86,269	33,511	17,373

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2007, we entered into a definitive agreement to acquire the stock of PrairieWave Holdings, Inc. (“PrairieWave”) a video, voice and high-speed Internet broadband services provider in South Dakota, as well as portions of Minnesota and Iowa. In 2006, PrairieWave had revenues totaling $88.3 million and as of December 31, 2006, PrairieWave’s network passed approximately 113,000 homes and had approximately 157,000 business and residential connections. We will pay a cash consideration of $255 million, subject to certain closing adjustments, for the transaction and have obtained a fully underwritten debt financing commitment from Credit Suisse for the transaction. We expect to close the transaction during the second quarter of 2007, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchises. See Note 12 of the “Notes to Consolidated Financial Statements” elsewhere in this annual report.

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

We completed several key transactions during 2006, to improve the financial condition and liquidity of the company. These transactions include the following:

•	In June 2006, we refinanced our First Lien Credit Facility reducing the interest rate from LIBOR plus 5.5 percent to LIBOR plus 2.5 percent saving an estimated $5.0 million in cash interest annually.

•

In June 2006, 1,928,538 outstanding shares of the Series AA convertible preferred stock issued in 2005 automatically converted into common stock, saving an estimated $1.4 million in non-cash dividends annually.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in Note 2 of “Notes to Consolidated Financial Statements” included elsewhere in this annual report, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. We account for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) as the related services are performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Credit risk is managed by disconnecting services to customers who are delinquent.

All other revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. In accordance with SAB No. 104, revenue from advertising sales is recognized as the advertising is transmitted over our broadband network. Revenue derived from other sources, including commercial data and other services, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectibility is reasonably assured.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2006 and 2005, the net carrying amount of our property, plant and equipment was approximately $243.8 million, 72% of total assets, and $285.6 million, 76% of total assets, respectively. Total capital expenditures for the years ended December 31, 2006, 2005 and 2004 were approximately $27.8 million, $31.6 million and $63.6 million, respectively.

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

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142 and SFAS No. 144. Factors we consider important and that could trigger an impairment review include the following:

•	significant underperformance of our assets relative to expected historical or projected future operating results;

•	significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

•	significant negative industry economic trends.

We perform a goodwill impairment test annually in accordance with SFAS No. 142 on January 1. Based on the results of the test, we recorded no impairment loss to our goodwill as of January 1, 2005, 2006 and 2007.

Significant and Subjective Estimates. The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. On an ongoing basis, we evaluate our estimates, including those related to collectibility of accounts receivable, valuation of inventories and investments, recoverability of goodwill and intangible assets, income taxes and contingencies. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our consolidated financial statements and related notes thereto included elsewhere in this annual report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Homes Passed and Connections

We report homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our broadband network and listed in our database. “Marketable homes passed” are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services. Because we deliver multiple services to our customers, we report the total number of connections for video, voice and data rather than the total number of customers. We count each video, voice or data purchase as a separate connection. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. We do not record the purchase of digital video services by an analog video customer as an additional connection. As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to basic video services. Accordingly, we expect that our number of voice and data connections will grow faster than our video connections and will represent a higher percentage of our total connections in the future.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 46.2%, 44.6% and 44.4% of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 34.3%, 33.6% and 31.8% of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 18.9%, 21.0% and 22.6% of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately .7%, .8% and 1.2% of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Costs and Expenses

Our operating expenses primarily include cost of services, selling, operations and administrative expenses and depreciation and amortization.

Direct costs include:

•

Direct costs of video services. Direct cost of video services consists primarily of monthly fees to the NCTC and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 48.1%, 47.2% and 45.8% for the years ended December 31, 2004, 2005 and 2006, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time. We paid approximately $52.6 million in programming fees under programming contracts during 2006.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 14.7%, 16.6% and 15.9% for the years ended December 31, 2004, 2005 and 2006, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was 4.3%, 3.7% and 3.1% for the years ended December 31, 2004, 2005 and 2006, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was 2.5%, 10.7% and 18.7% for the years ended December 31, 2004, 2005 and 2006, respectively.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachments rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.6%, 1.6% and 1.5% of total revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

Relative to our current product mix, we expect voice, data and other revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31,
	2004	2005	2006
Operating revenues:
Video	46%	44%	44%
Voice	34	34	32
Data	19	21	23
Other	1	1	1

Total operating revenues	100	100	100
Operating expenses:
Direct costs (1)	30	30	29
Selling, operating and administrative expenses (1)	56	51	46
Depreciation and amortization	35	32	26
Capital markets activity	1	0	1
Loss on early extinguishment of debt	0	0	0

Total operating expenses	122	113	102

Operating loss	(22)	(13)	(2)

Other income (expense):
Interest income	0	1	0
Interest expense	(15)	(15)	(13)
(Loss) gain on interest rate cap agreement	0	0	0
(Loss) gain on adjustment of warrants to market	0	0	0
Other income (expense), net	1	0	0

Total other income (expense)	(14)	(14)	(13)

Loss before income taxes, discontinued operations and preferred stock dividends	(36)	(27)	(15)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	0	3	0
Preferred stock dividend	0	0	0

Net loss attributable to common stockholders	(36)%	(24)%	(15)%

(1)	In 2006, the Company revised its presentation of pole attachment and other network rental costs to properly classify them as a component of direct costs. The Company had previously classified these costs as selling, general and administrative expenses.

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

	Quarters ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share and operating data)
Revenues	$55,030	$57,272	$58,616	$59,939	$62,699	$64,113	$65,250	$66,929
Direct costs	17,044	17,461	17,470	17,640	18,514	18,888	18,958	19,137
Loss from continuing operations	(16,922)	(15,538)	(16,479)	(14,279)	(10,674)	(9,847)	(10,495)	(7,742)
Net loss	(16,878)	(15,491)	(7,971)	(14,474)	(10,674)	(9,847)	(10,495)	(7,742)
Basic and diluted net loss per share	$(.71)	$(.66)	$(.34)	$(.62)	$(.46)	$(.42)	$(.30)	$(.23)
Homes passed (5)	947,828	953,021	955,497	957,753	960,034	962,391	965,678	968,187
Marketable homes passed (5)	742,812	745,406	747,776	749,853	751,574	753,769	755,568	758,928
Video connections (1)(5)	172,966	173,268	175,294	175,472	177,546	177,410	178,708	178,618
Video penetration (2)(5)	23.3%	23.2%	23.4%	23.4%	23.6%	23.5%	23.6%	23.5%
Digital video connections	58,241	56,510	56,945	57,212	58,638	59,327	61,060	63,007
Digital penetration of video connections	33.7%	32.6%	32.5%	32.6%	33.0%	33.4%	34.2%	35.3%
Voice connections on-net (3)	133,847	137,604	142,161	145,561	149,069	151,794	154,198	155,365
On-net voice penetration (4)	18.0%	18.5%	19.0%	19.4%	19.8%	20.1%	20.4%	20.5%
Data connections	93,522	97,373	102,555	105,636	111,476	114,633	119,397	122,195
Data penetration (2)	12.6%	13.1%	13.7%	14.1%	14.8%	15.2%	15.8%	16.1%
Total connections	406,414	414,341	426,234	432,849	444,359	450,076	458,467	462,311
Average monthly revenue per connection	$45.99	$46.57	$46.49	$46.39	$47.66	$47.89	$47.79	$48.42

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.
(3)	On-net connections are connections provided over our network as opposed to telephone lines leased from third parties.
(4)	On-net voice penetration is measured as a percentage of marketable homes passed and excludes off-net connections, as well as connections and marketable homes related to our incumbent local exchange carrier subsidiaries.
(5)	Cerritos, California market is excluded from operating statistics.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Operating revenues increased 12.2% from $230.9 million for the year ended December 31, 2005, to $259.0 million for the year ended December 31, 2006. Operating revenues from video services increased 11.5% from $103.0 million for the year ended December 31, 2005, to $114.9 million for the same period in 2006. Operating revenues from voice services increased 6.2% from $77.6 million for the year ended December 31, 2005, to $82.4 million for the same period in 2006. Operating revenues from data services increased 20.9% from $48.5 million for the year ended December 31, 2005, to $58.6 million for the same period in 2006. Operating revenues from other services increased 74.4% from $1.8 million for the year ended December 31, 2005, to $3.1 million for the same period in 2006.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 432,849 as of December 31, 2005, to 462,311 as of December 31, 2006. The additional connections resulted primarily from:

•	Continued growth in our bundled customers;

•	Continued reduction in the rate of churn of connections as a greater portion of our customer base is bundled;

•	Continued strong growth in business sales; and

•	Continued penetration in our mature markets.

We added video connections in 2006 as the popularity of additional services and products such as DVR’s, high-definition televisions and broadcast continued to grow. We expect to add new video connections in the future, but as our video segment matures in our current markets, we expect to grow at a decreasing rate compared to our historical experience. While the number of new video connections may grow at a declining rate, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

Direct costs. Direct costs increased 8.4% from $69.6 million for the year ended December 31, 2005, to $75.5 million for the year ended December 31, 2006. Direct costs of services for video services increased 9.5% from $51.2 million for the year ended December 31, 2005, to $56.0 million for the same period in 2006. Direct costs of services for voice services increased 2.2% from $12.9 million for the year ended December 31, 2005, to $13.1 million for the same period in 2006. Direct costs of services for data services increased 1.0% from $1.8 million for the year ended December 31, 2005, to $1.8 million for the same period in 2006. Direct costs of services for other services increased 204.4% from $189,000 for the year ended December 31, 2005, to $574,000 for the same period in 2006. Pole attachment and other network rental expenses increased 10.1% from $3.6 million for the year ended December 31, 2005 to $4.0 million for the same period in 2006. We expect our direct costs to increase as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative increased 1.9% from $116.0 million for the year ended December 31, 2005, to $118.2 for the year ended December 31, 2006. The increase in our operating costs, included in selling, general and administrative, is consistent with our growth in connections and customers in 2006, and included increases in personnel cost, cost of billing our customers, insurance and general office expenses, that were partially offset by reductions in outside or contract labor and bad debt expense. Our litigation fees, included in selling, general and administrative, decreased from $46,000 for the year ended December 31, 2005, to $0 for the year ended December 31, 2006, primarily due to conclusion of the Insight litigation. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $2.1 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $74.5 million for the year ended December 31, 2005, to $68.2 million for the year ended December 31, 2006. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Capital markets activity. Our capital markets activities were $62,000 for the year ended December 31, 2005 compared to $1.6 million for the year ended December 31, 2006. The capital market activities in 2006 were primarily one time charges related to the amendment of our first lien credit facility.

Loss on early extinguishment of debt. In 2005 we recorded a loss of approximately $544,000 on the early extinguishment of debt related to the repayment of all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and the redemption of our 12% senior notes due 2009. No similar activity occurred in 2006.

Interest income. Interest income was $1.1 million for the year ended December 31, 2005, compared to $365,000 for the same period in 2006. The decrease in interest income primarily reflects a lower average cash and cash equivalent balance during the year ended December 31, 2006.

Interest expense. Interest expense decreased from $34.7 million for the year ended December 31, 2005, to $34.1 million for the year ended December 31, 2006. The decrease in interest expense for 2006 is primarily a result of the June 2006 amendment of our first lien term loan reducing the effective interest rate to LIBOR plus 2.5% from LIBOR plus 5.5%.

(Loss) gain on interest rate cap agreement. We paid $1.3 million for an interest rate cap agreement, which became effective July 29, 2005. The cap agreement had a fair value of $1.54 million as of December 31, 2005 and $1.47 million as of December 31, 2006, resulting in a derivative loss of $63,000.

(Loss) gain on the adjustment of warrants to market. During 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2005 was $3.84 resulting in a $37,000 gain on the adjustment of warrants to market. During 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2006 was $10.64 resulting in a $464,000 loss on the adjustment of warrants to market value.

Other (expense) income, net. Other (expense) income, net increased from expense of $12,000 for the year ended December 31, 2005 to income of $25,000 for the year ended December 31, 2006.

Income tax provision. We recorded no income tax benefit for the years ended December 31, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss before discontinued operations. We incurred a loss before discontinued operations of $63.2 million for the year ended December 31, 2005, compared to a loss before discontinued operations of $38.8 million for the year ended December 31, 2006.

Income from discontinued operations. Following the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. We recorded income from discontinued operations of $8.4 million, including the gain from disposal of the asset, for the year ended December 31, 2005.

Preferred stock dividends. We issued 58,742 and 216,621 additional shares of the Series AA convertible preferred stock in the years ended December 31, 2005 and 2006, respectively, as a stock dividend, and recognized dividends of $588,000 and $747,000 for the years ended December 31, 2005 and 2006, respectively. All the outstanding shares of the Series AA preferred stock were converted to shares of common stock in June 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $55.4 million and $39.5 million for the years ended December 31, 2005 and 2006, respectively. We expect net losses to decrease as our business matures.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Operating revenues increased 9.2% from $211.5 million for the year ended December 31, 2004, to $230.9 million for the year ended December 31, 2005. Operating revenues from video services increased 5.6% from $97.6 million for the year ended December 31, 2004, to $103.0 million for the same period in 2005. Operating revenues from voice services increased 7.1% from $72.4 million for the year ended December 31, 2004, to $77.6 million for the same period in 2005. Operating revenues from data services increased 21.2% from $40.0 million for the year ended December 31, 2004, to $48.5 million for the same period in 2005. Operating revenues from other services increased 20.3% from $1.5 million for the year ended December 31, 2004, to $1.8 million for the same period in 2005.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 391,698 as of December 31, 2004, to 432,849 as of December 31, 2005. The additional connections resulted primarily from the following:

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

Direct costs. Direct costs increased 8.3% from $64.3 million for the year ended December 31, 2004, to $69.6 million for the year ended December 31, 2005. Direct costs of services for video services increased 5.7% from $48.4 million for the year ended December 31, 2004, to $51.2 million for the same period in 2005. Direct costs of services for voice services increased 20.8% from $10.6 million for the year ended December 31, 2004, to $12.9 million for the same period in 2005. Direct costs of services for data services increased 2.8% from $1.7 million for the year ended December 31, 2004, to $1.8 million for the same period in 2005. Direct costs of services for other services increased 409.5% from $37,000 for the year ended December 31, 2004, to $189,000 for the same period in 2005. The increase in direct costs of video service is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel.

Selling, general and administrative. Our selling, general and administrative decreased 1.8% from $118.1 million for the year ended December 31, 2004, to $116.0 million for the year ended December 31, 2005. The decrease in our operating costs, included in selling, general and administrative, is consistent with our focus on process efficiencies, execution and customer service in 2005, and included decreases in personnel cost, marketing and advertising, bad debt expense, cost of billing our customers and general office expenses. In 2005 we incurred one-time charges of approximately $334,000 for certain severance expenses, included in selling, general and administrative, related to a reduction in our workforce. Our litigation fees, included in selling, general and administrative, decreased from $377,000 for the year ended December 31, 2004, to $46,000 for the year ended December 31, 2005, primarily due to less activity related to the Insight litigation. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $3.6 million for the year ended December 31, 2004 to $2.1 million for the year ended December 31, 2005. The higher non-cash stock option compensation expense in 2004 was primarily due to a re-pricing of certain stock options during the second quarter of 2004.

Depreciation and amortization. Our depreciation and amortization increased from $74.2 million for the year ended December 31, 2004, to $74.5 million for the year ended December 31, 2005. The increase in depreciation and amortization resulted primarily from the additions in property, plant, equipment related to the preparation of our network for voice service in Pinellas County.

Capital markets activity. Our capital market activities were $880,000 for the year ended December 31, 2004, compared to $62,000 for the year ended December 31, 2005. The capital market activities in 2004 were primarily fees and expenses for a proposed debt offering which was withdrawn during the first quarter of 2004.

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

Interest expense. Interest expense increased from $31.1 million for the year ended December 31, 2004, to $34.7 million for the year ended December 31, 2005. The increase in interest expense for 2005 is primarily a result of a thirty-day call notice on our 12% senior notes due 2009, as required by the indenture agreement governing the senior notes. During the third quarter of 2005 we incurred interest expense on the senior notes as well as our first and second lien facilities.

(Loss) gain on interest rate cap agreement. We paid $1.3 million for an interest rate cap agreement, which became effective July 29, 2005. The cap agreement had a fair value of $1.5 million as of December 31, 2005, resulting in a derivative gain of $267,000.

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

Income from discontinued operations. Effective April 30, 2004, following the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we deemed the Cerritos, California cable system to be a long-lived asset to be disposed of based on our actions taken to sell the property. We recorded income from discontinued operations of $106,000 for the year ended December 31, 2004, compared to $8.4 million, which included a gain on disposal of $8.3 million, for the year ended December 31, 2005.

Preferred stock dividends. We issued 58,742 additional shares of the Series AA preferred stock in 2005, as a stock dividend, and recognized dividends of $588,000 for the year ended December 31, 2005.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $75.6 million and $55.4 million for the years ended December 31, 2004 and 2005, respectively.

Liquidity and Capital Resources

Overview.

As of December 31, 2006, we had approximately $13.2 million of cash, cash equivalents and restricted cash on our balance sheet. Our net working capital on December 31, 2006, was a deficit of $9.7 million, compared to net working deficit of $14.2 million as of December 31, 2005.

The Company’s current financial condition has been significantly influenced by positive cash flow from operations and changes in our debt capital structure. In 2005, we entered into first and second lien agreements, as arranged by Credit Suisse, to repay all amounts outstanding under our previous credit facilities.

The first lien credit agreement provides for a five-year senior secured $185 million term loan facility, of which $171.8 million was outstanding at December 31, 2006, and a $25 million revolving loan and letter of credit facility of which $317,000 was outstanding as unused letters of credit as of December 31, 2006. The first lien term facility, as amended, bears interest at a LIBOR base rate plus 2.5%. The unused portion of the first lien revolving facility is subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facility is payable quarterly. The first lien term facility amortizes at a rate of 1.0% per annum, payable quarterly, and matures on June 29, 2010. We may prepay amounts outstanding under the first lien term facility prior to maturity, but we must pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities.

The second lien credit agreement provides for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million, and at December 31, 2006, $98.3 million was outstanding. Borrowings under the second lien term facility bear interest at a LIBOR base rate plus 10.0%. This facility does not amortize and the entire unpaid principal amount is due in full on the maturity date of June 29, 2011. We may not prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepay any amounts after June 29, 2008 but prior to June 29, 2011, we are required to pay a premium.

Both credit facilities are guaranteed by all of our subsidiaries. The credit facilities are also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries. Both credit agreements contain customary representations, warranties, various affirmative and negative covenants and customary events of default.

As discussed above, the borrowings under our credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280 million to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. The Company paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. We have entered into hedging arrangements that cover 100% of our variable rate debt to mitigate our risk with respect to our variable rate debt. For the year ended December 31, 2006 we recognized a loss on our interest rate cap agreement of $63,000.

On June 30, 2006, we entered into Amendment No. 1 dated as of June 30, 2006 to the first lien credit agreement dated as of June 29, 2005. The amendment reduced the interest rate on our first lien term loan to LIBOR plus 2.5% from LIBOR plus 5.5%. The amendment also amended certain operating covenants contained in the first lien credit agreement so that they are consistent with those contained in the second lien credit agreement. In accordance with the provisions of the first lien credit agreement, a 2% pre-payment premium, of approximately $3.5 million, was required with this amendment. The decrease in the interest rate will reduce our annual interest expense by approximately $5.0 million.

We believe there is adequate liquidity from cash on hand and cash provided from operations to fund capital expenditures, operating expenses and debt service through 2007. Should we require additional funding, we have available a $25.0 million revolver. Additionally, we have obtained a financing commitment for the $255 million acquisition of the stock of PrairieWave Holdings, Inc., which we announced in January 2007. See Note 12 of the “Notes to Consolidated Financial Statements” included elsewhere in this annual report. We believe that cash on hand and the cash flows from the existing Knology business plus the expected cash flows from the PrairieWave operations will be adequate to fund the operations, capital expenditures and debt service requirements of the combined business through 2007.

As of December 31, 2006 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of December 31, 2006, we had a net working deficit of $9.7 million, compared to net working deficit of $14.2 million as of December 31, 2005. The reduction in the working capital deficit from December 31, 2005 to December 31, 2006 is primarily due to an increase in trade accounts receivable resulting from customer connection growth and higher revenues and a reduction in accrued liabilities.

Net cash provided by operating activities from continuing operations totaled $22.4 million, $19.2 million and $30.5 million for the years ended December 31, 2004, 2005 and 2006, respectively, and operating activities from discontinued operations used net cash of $0.1 million and $0.4 million for the years ended December 31, 2004 and 2005, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	gain on discontinued operations

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash (gain) loss on interest rate cap;

•	non-cash bond interest expense;

•	loss on early extinguishment of debt;

•	provision for bad debt;

•	loss on disposition of assets; and

•	(gain) loss on adjustment of warrants to market.

Net cash used in investing activities for continuing operations was $40.9 million, $15.3 million and $26.0 million for the years ended December 31, 2004, 2005 and 2006, respectively, and investing activities from discontinued operations provided cash of $9.7 million for the year ended December 31, 2005. Investing activities in 2004 consisted of $63.6 million of capital expenditures, $210.1 million for the purchase of short term investments related to cash management activities, $0.3 million in organizational and franchise expenditures and $4.6 million of cash pledged as security, partially offset by $237.4 million from the sale of short term investments related to cash management activities and $0.2 million of proceeds from the sale of property. Investing activities in 2005 consisted of $31.6 million of capital expenditures, $4.0 million for the purchase of short term investments and $0.3 million in organizational and franchise expenditures, partially offset by $16.6 million from the sale of short term investments, $0.2 million of proceeds from the sale of property and $3.8 million of cash pledged as security that was returned. The investing activities from discontinued operations of $9.7 million for the year ended December 31, 2005, included an $8.3 million gain in the disposal of discontinued operations. The gain was a result of the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash. Our investing activities in 2006 consisted of $27.8 million of capital expenditures and $0.2 million in organizational and franchise expenditures, partially offset by $0.1 million of proceeds from the sale of property and $1.9 million of cash pledged as security that was returned.

We received net cash flow from financing activities of $4.2 million for the year ended December 31, 2004 and used $7.2 million and $5.1 million in financing activities for the years ended December 31, 2005 and 2006, respectively. In 2004 financing activities consisted primarily of $7.3 million of net proceeds from the fulfillment of the over allotment option of our initial public offering of common stock, partially offset by $2.7 million in principal payments on debt and $0.4 million of expenditures related to issuance of debt. In 2005 financing activities consisted primarily of $296.0 million in principal payments on debt, $9.7 million of expenditures related to issuance of debt, $0.3 million of expenses related to the issuance of our Series AA preferred stock and $1.3 million of for the purchase of a interest rate hedge agreement with Credit Suisse First Boston International, partially offset by $280.0 million of proceeds from first lien and second lien credit agreement, $20.0 million in gross proceeds from the issuance of our Series AA preferred stock and $122,000 of proceeds from stock options exercised. In 2006 financing activities consisted primarily of $2.2 million in principal payments on debt and $3.5 million of expenditures related to issuance of debt, which represents a 2% call premium associated with the amendment of the first lien term loan facility, partially offset by $584,000 of proceeds from stock options exercised.

Capital Expenditures, Operating Expenses and Debt Service

We spent approximately $27.8 million in capital expenditures during 2006, of which approximately $15.3 million related to the purchase and installation of customer premise equipment, $9.1 million related to plant extensions and enhancements and $3.4 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $30.4 million in capital expenditures during 2007. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2007. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

In 2007 we intend to selectively expand into a market in South Dakota through the $255 million acquisition of PrairieWave Holdings, Inc., which we announced in January 2007. We have obtained a funding commitment for the transaction. See Note 12 of the “Notes to Consolidated Financial Statements” included elsewhere in this annual report.

We do not intend to expand into other markets or make further acquisitions until the required funding is available. We estimate the cost of constructing our network and funding initial customer premise equipment in new markets to be approximately $750 to $1,000 per home passed. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, population density, costs associated with the cable franchise in each city, the number of customers in each city, the mix of services purchased, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

Contractual Obligations

The following table sets forth, as of December 31, 2006, our long-term debt, capital leases, operating lease and other obligations for 2007, the following four years and thereafter. The long-term debt obligations are our principal payments on cash debt service obligations. Interest is comprised of interest payments on cash debt service and capital lease obligations. The capital lease obligations are our future rental payments under one lease with a 10-year term and network fiber leasing agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2007 through December 31, 2007	January 1, 2008 through December 31, 2009	January 1, 2010 through December 31, 2011	After December 31, 2011
	(in thousands)
Long-term debt obligations	$270.1	$1.9	$3.7	$264.5	$0
Interest	128.8	33.2	68.6	27.0	0
Capital lease obligation	2.9	.4	1.0	1.4	.1
Operating lease obligations	15.1	3.7	5.0	2.8	3.6
Programming contracts (1)	176.6	58.8	117.8	0	0
Pole attachment obligations (2)	12.3	4.1	8.2	0	0

Total	$605.8	$102.1	$204.3	$295.7	$3.7

(1)	The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
(2)	Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

As discussed above, we currently expect to spend $30.4 million in capital expenditures in 2007. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $13.2 million of cash and cash equivalents on hand as of December 31, 2006, with the remainder funded by cash flow generated by operations. Beyond 2007, we may need to raise additional capital through equity offerings, asset sales or debt refinancing to grow the business through any potential merger and acquisition activity.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on items elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for financial statements issued for fiscal years ending on after December 16, 2006. The adoption of SFAS No. 158 will not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. The Company does not expect that the adoption of FIN 48 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which was considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The Company adopted SFAS No. 123R on January 1, 2006, and because the fair value recognition provisions of SFAS No. 123 were adopted in 2003, there was no material impact to its results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments, if used, are employed as risk management tools and not for trading purposes.

We have adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During the third quarter of 2005, we entered into a hedging agreement to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. We did not designate the cap agreement as an accounting hedge under SFAS No. 133. Accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2006, the estimated fair value of that debt, based on quoted market prices, was approximately $288 million, compared to a carrying amount of $270 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-23.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective.

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Form 10-K for the year ended December 31, 2006. The Company’s independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included below under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: March 15, 2007

/s/ RODGER L. JOHNSON	/s/ M. TODD HOLT
Rodger L. Johnson	M. Todd Holt
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Knology, Inc.

West Point, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting reflected in Item 9A of Form 10-K, that Knology, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Knology Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 12, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our officers and directors. Our board of directors is divided among three classes, with members serving three-year terms expiring in the years indicated.

Name	Age	Position	Current Term Expires
Rodger L. Johnson	59	President, Chief Executive Officer and Director	2008
M. Todd Holt	39	Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Corporate Controller
Felix L. Boccucci, Jr.	49	Vice President of Business Development
Allan H. Goodson	49	Vice President and Regional General Manager
Marcus R. Luke, PhD	52	Chief Technology Officer
Bret T. McCants	47	Vice President of Operations
Richard D. Perkins	48	Vice President of Information Technology
Michael B. Roddy	46	Vice President of Marketing
Andrew M. Sivell	47	Vice President of Network Operations
Brad M. Vanacore	52	Vice President of Human Resources
Chad S. Wachter	40	Vice President, General Counsel and Secretary
Campbell B. Lanier, III	56	Chairman of the Board	2008
Alan A. Burgess (1)	71	Director	2007
Donald W. Burton (2)	63	Director	2007
Eugene I. Davis (1)(3)	52	Director	2008
O. Gene Gabbard (1)(2)	66	Director	2009
William H. Scott, III (2)(3)	59	Director	2007

(1)	Member of the audit committee.
(2)	Member of the compensation and stock option committee.
(3)	Member of the nominating committee.

Provided below are biographies of each of the officers and directors listed in the table above.

Rodger L. Johnson has served as President and as a director since April 1999, and as our Chief Executive Officer since June 1999. Prior to joining us, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central, Inc., a publicly traded provider of pay telephone services, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of CareCentric, Inc., a publicly traded medical software manufacturer. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Firstwave Technologies, Inc., a publicly traded sales and marketing software provider. Mr. Johnson spent his early career from June 1971 to November 1984 with AT&T where he worked in numerous departments, including sales, marketing, engineering, operations and human resources. In his final job at AT&T, he directed the development of consumer market sales strategies for the northeastern United States, a territory encompassing 10.5 million customers at the time.

M. Todd Holt has served as our Chief Financial Officer since August 2005. Mr. Holt began his career with us in 1998 and served as our Corporate Controller from 1998 to July 2005. Mr. Holt is a member of the American Institute of Certified Public Accountants and previously practiced public accounting as an audit manager with Ernst & Young.

Felix L. Boccucci, Jr. has served as Vice President of Business Development since August 1997, and he served as the Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance-Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE’s Central Area Telephone Operations. From 1987 to 1991, he was the Assistant Vice President Controller in charge of Contel’s Eastern Region Telephone Operations comprising 13 companies in 12 states.

Allan H. Goodson joined Knology in June 2000 and serves as Vice President of Regional Operations, where he is responsible for the Huntsville, Knoxville, Charleston and Augusta divisions, as well as Call Center operations. Prior to joining Knology, Mr. Goodson was the Executive Vice President and Chief Operating Officer of On Command Corp., an international telecommunications company specializing in commercial hotel in-room television entertainment and Internet products. During his twenty years in the telecommunications industry, Mr. Goodson also held positions with STC Cable Corporation and Telecommunications, Inc., or TCI.

Marcus R. Luke, Ph.D. has served as Chief Technology Officer since August 1997. Prior to this he served as our Vice President of Network Construction from November 1995 until August 1997, and Director of Engineering of Cybernet Holding, L.L.C. from May 1995 until November 1995. Prior to joining us, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI’s southeast area. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

Bret T. McCants has served as our Vice President of Operations since December 2004 and served as Vice President of Network Services from April 1987 until December 2004. Mr. McCants served as Director of Operations and Energy Management for CSW Communications prior to joining the company. Mr. McCants has extensive experience in two-way customer controlled load management equipment and their facilitating networks. Mr. McCants has over twelve years of experience in operations, sales and marketing and engineering with the electric utility industry.

Richard D. Perkins has served as Vice President of Information Technology since January 2003. From December 2001 to January 2003, Mr. Perkins served as an independent consultant for our billing department focusing on the development and deployment of our enterprise management system. From March 2001 to November 2001, Mr. Perkins served as Director of Business Development for Clarus Corporation, a leading provider of Web-based B2B solutions. From November 1991 to March 2001, Mr. Perkins served in management with Perot Systems concentrating in the area of systems design and deployment, specializing in the manufacturing and telecommunications industries. Mr. Perkins’ career began with seven years of systems design and development in the retail industry.

Michael B. Roddy has served as Vice President of Marketing since 2004. Mr. Roddy has over 20 years of telecommunications and cable TV experience. From 2001 to 2003, Mr. Roddy was Senior Vice President Corporate Development for GLA New Ventures, a telecommunications-industry software sales and management consulting firm, and successor-company of Brooks Fiber Properties. Mr. Roddy worked extensively on the Verizon Media Ventures acquisition with Knology. From 1999 to 2001 Mr. Roddy was the President, Chief Operations Officer, and co-founder of Everest Connections, a broadband service provider offering bundled voice, video, and data services in competition with the incumbent MSO in Kansas City. He is also past President of USLink, a Minnesota-based CLEC offering local, long distance, and Internet services to business and residential customers. He held a variety of leadership positions in over 10 years with TDS TELECOM in the areas of business development, from 1995 to 1996 initiating TDS TELECOM’s foray into the competitive telecommunications business, as well as regulatory affairs and inter-company settlements from 1989 to 1995. Mr. Roddy’s prior experience also includes positions with Contel Corporation and Fidelity Investments.

Andrew M. Sivell has served as Vice President of Network Operations since June 2003. From May 1998 to June 2003, Mr. Sivell served as our Director of Network Operations. Mr. Sivell has extensive experience, having held technical management positions with Interstate Fibernet, Intercel, MCI, Telecom USA and Southern Net. Mr. Sivell has 25 years of experience in the communications industry.

Brad M. Vanacore has served as Vice President of Human Resources since he joined Knology in October 2005. He has worked for the ITC family of companies since 1995 and previously served as the Senior Vice President of Human Resources for ITC Financial Services and PRE Holdings, Inc. Mr. Vanacore was also the Corporate Vice President of Human Resources and Administration at Powertel, Inc., a regional wireless phone service provider from 1995 to 2001.

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

Campbell B. Lanier, III has been one of our directors since November 1995 and has served as our Chairman of the Board since September 1998. Since July 2003, Mr. Lanier has served as Chairman and Chief Executive Officer of Magnolia Holding Company, LLC; ITC Holding Company, LLC and its subsidiaries; and PreSolutions, Inc. Magnolia Holding Company, LLC operates a promotional goods business, a transaction processing business and a consulting business. PreSolutions, Inc. is a provider of stored value card services, and a supplier of prepaid telephony and other prepaid products. PreSolutions merged with InComm on May 1, 2006, and Mr. Lanier continues to serve on the board of directors of the combined company, though not as Chairman. Mr. Lanier served as Chairman of the Board and Chief Executive Officer of ITC Holding until May 2003 and served as a director of the company from its inception in May 1989 until its sale to West Corporation on May 9, 2003. In addition, Mr. Lanier was also an officer and director of several former subsidiaries of ITC Holding. In conjunction with the transaction with the West Corporation, the ITC Holding Company name was transferred to an entity owned by Mr. Lanier. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997.

Alan A. Burgess has been one of our directors since January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Accenture (formerly Andersen Consulting). Over his 30-year career he held a number of positions with Accenture, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989, he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Accenture’s Global Management council and was a member of the Partner Income Committee.

Donald W. Burton has been one of our directors since January 1996. Since December 1983, he has served as Managing General Partner of South Atlantic Venture Funds. Mr. Burton also has been the General Partner of the Burton partnerships since October 1979. Since January 1981, he has served as President and Chairman of South Atlantic Capital Corporation. He is a Director of BlackRock Cluster A group of mutual funds and several private companies. Mr. Burton also serves as a member of the Investment Advisory Council of the Florida State Board of Administration.

Eugene I. Davis has been one of our directors since November 2002. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately held consulting firm, and of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic products. From May 1999 to June 2001, he served as Chief Executive Officer of SmarTalk Teleservices Corp., an independent provider of prepaid calling cards. Mr. Davis was Chief Operating Officer of Total-Tel Communications, Inc., a long-distance telecommunications provider from October 1998 to March 1999. Mr. Davis currently serves as the chairman of the board of Atlas Air Worldwide Holdings, Inc., Telcove, Inc., for which he serves as a chairman of the claims and settlement committee. Mr. Davis was originally elected to our board of directors pursuant to our stockholders agreement, which permitted certain holders of the Series D preferred stock to designate a nominee to serve as director for a three-year term.

O. Gene Gabbard has been one of our directors since September 2003. Mr. Gabbard has worked independently as an entrepreneur and consultant since February 1993. From August 1990 to January 1993, Mr. Gabbard served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard also served from June 1998 to June 2002 on the board of ClearSource, Inc. (now Grande Communications Inc.), a provider of broadband communications services. In January 2005, Mr. Gabbard was appointed to the Board of Directors of COLT Telecom Group PLC. He also is currently on the board of PRE Holding. Mr. Gabbard has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since March 1997. Mr. Gabbard previously served on the board of directors of ITC Holding and two of its affiliated publicly traded companies, ITC^DeltaCom, from July 1997 to February 2002, and Powertel, Inc., from 1993 to May 2001.

William H. Scott, III has been one of our directors since November 1995. He served as President of ITC Holding Company from December 1991 and was a director of that company until its sale in May 2003. Mr. Scott is an investor in and director of several private companies.

The remaining information required by this Item 10 will be contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC (the Proxy Statement) in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

We have adopted a code of ethics that applies to our employees, officers and directors, including our chief executive officer, chief financial officer, principal accounting officer and controller. This code of ethics is posted on our website located at www.knology.com. The code of ethics may be found as follows: From our main web page, first click on “About Us” at the bottom of the page and then on “Investor Relations.” Next, click on “Corporate Governance.” Finally, click on “Standards of Conduct.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation” and “Meetings and Committees of the Board” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the section entitled “Certain Relationships and Related Transactions” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Independent Registered Public Accounting Firm” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ reports are included in Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2005 and 2006.

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006.

Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated March 24, 2005, between Knology Broadband of California, Inc. and WaveDivision Holdings, LLC (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-32647)).

2.2	Escrow Agreement, dated as of March 24, 2005, by and among Knology Broadband of California, Inc., WaveDivision Holdings, LLC and SunTrust Bank (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 000-32647)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8	Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13	Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.14	Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.15	Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16	Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.17	Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18	Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19	Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20	Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21*	Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-32647)).

10.22*	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23*	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.28	Carrier Services Agreement dated July 16, 2001, between Business Telecom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.29*	Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.30*	Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.31	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.32	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.33	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.34**	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.35	Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to Exhibit 10.65 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.36	Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.37	Knology, Inc. Spin-Off Plan (Incorporated herein by reference to Exhibit 10.71 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.38	Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.39	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.40*	On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.41*	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.42*	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.43*	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.44	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.45	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.46	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.47*	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.48	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.49	Transfer Agreement, dated January 7, 2004, by and between Pinellas County, Florida, Verizon Media Ventures Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.50	City of St. Petersburg Ordinance No. 643-G, dated November 20, 2003, Approving an Extension of the Knology Broadband of Florida, Inc. Cable Television Franchise from September 9, 2006 to September 9, 2009 (Incorporated herein by reference to Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.51	Transfer Agreement, dated December 16, 2003, by and between the City of Clearwater and Verizon Media Ventures Inc., Knology, Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 10.58 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.52	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.53	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.54	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.55**	Form of Stock Option Agreement (Incorporate herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-32647)).

10.56**	Description of Named Executive Officer and Director Compensation Arrangements (Incorporated herein by reference to Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-32647)).

10.57	$210,000,000 First Lien Credit Agreement, dated as of June 29, 2005, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent and Credit Suisse, Cayman Islands Branch, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.58	First Lien Pledge and Security Agreement, dated as of June 29, 2005, among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.59	First Lien Guaranty, dated as of June 29, 2005, by Knology, Inc., as Borrower, and each of the subsidiaries of Knology listed on the signature pages thereof or that becomes a party thereto pursuant to Section 24 thereof (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.60	$98,958,333 Second Lien Credit Agreement, dated as of June 29, 2005, among Knology, Inc., as Borrower and the Lenders Party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent and Credit Suisse, Cayman Islands Branch, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.61	Second Lien Pledge and Security Agreement, dated as of June 29, 2005, among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.62	Second Lien Guaranty, dated as of June 29, 2005, by Knology, Inc., as Borrower, and each of the subsidiaries of Knology listed on the signature pages thereof or that becomes a party thereto pursuant to Section 24 thereof (Incorporated herein by reference to Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.63	Amendment No. 1 to First Lien Credit Agreement dated as of June 30, 2006 (Incorporated herein by reference to Exhibit 10.1 to Knology Inc.’s Current Report on Form 8-K filed on July 6, 2006 (File No. 000-32647)).

10.64**	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

Exhibit No.	Exhibit Description
32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

*	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
President and Chief Executive Officer

(Date) March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Chairman of the Board and Director	March 15, 2007

/s/ RODGER L. JOHNSON Rodger L. Johnson	President, Chief Executive Officer and Director (Principal executive officer)	March 15, 2007

/s/ M. TODD HOLT M. Todd Holt	Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Corporate Controller (Principal financial officer and principal accounting officer)	March 15, 2007

/s/ ALAN A. BURGESS Alan A. Burgess	Director	March 15, 2007

/s/ DONALD W. BURTON Donald W. Burton	Director	March 15, 2007

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 15, 2007

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 15, 2007

/s/ WILLIAM H. SCOTT III William H. Scott III	Director	March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited the accompanying consolidated balance sheet of Knology, Inc. (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Knology, Inc.:

We have audited the accompanying consolidated balance sheet of Knology, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 20, 2006

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	DECEMBER 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,183	$11,577
Restricted cash	3,537	1,620
Accounts receivable, net of allowance for doubtful accounts of $886 and $687 as of December 31, 2005 and 2006, respectively	19,283	22,511
Prepaid expenses and other	1,767	2,509

Total current assets	36,770	38,217

PROPERTY, PLANT AND EQUIPMENT:
System and installation equipment	612,082	614,422
Test and office equipment	61,446	53,182
Automobiles and trucks	9,620	8,442
Production equipment	781	781
Land	4,006	4,281
Buildings	17,349	17,608
Construction and premise inventory	12,505	7,613
Leasehold improvements	2,643	2,340

	720,432	708,669
Less accumulated depreciation and amortization	(434,794)	(464,838)

Property, plant, and equipment, net	285,638	243,831

OTHER LONG-TERM ASSETS:
Goodwill and intangible assets, net	41,059	41,466
Deferred debt issuance costs, net	8,764	9,912
Interest rate cap agreement	1,537	1,474
Investments	1,243	1,243
Other	523	418

Total assets	$375,534	$336,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,241	$2,302
Accounts payable	20,010	19,076
Accrued liabilities	18,620	15,525
Unearned revenue	10,134	10,984

Total current liabilities	51,005	47,887

NONCURRENT LIABILITIES:
Notes payable	270,882	270,711
Warrants	285	590

Total noncurrent liabilities	271,167	271,301

Total liabilities	322,172	319,188

REDEEMABLE CONVERTIBLE PREFERRED STOCK	19,851	0

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 1,985,081 and 0 shares issued and outstanding at December 31, 2005 and 2006, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 24,153,201 and 34,780,896 shares issued and outstanding at December 31, 2005 and 2006, respectively	242	348
Additional paid-in capital	561,503	584,017
Accumulated deficit	(528,234)	(566,992)

Total stockholders’ equity	33,511	17,373

Total liabilities and stockholders’ equity	$375,534	$336,561

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
OPERATING REVENUES:
Video	$97,590	$103,039	$114,884
Voice	72,438	77,602	82,434
Data	39,965	48,453	58,599
Other	1,465	1,763	3,074

Total operating revenues	211,458	230,857	258,991

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	64,266	69,616	75,497
Selling, general and administrative expenses	118,145	116,010	118,216
Depreciation and amortization	74,163	74,490	68,189
Capital markets activity	880	62	1,623
Loss on early extinguishment of debt	0	544	0

Total operating expenses	257,454	260,722	263,525

OPERATING LOSS	(45,996)	(29,865)	(4,534)

OTHER INCOME (EXPENSE):
Interest income	720	1,074	365
Interest expense	(31,062)	(34,719)	(34,087)
Gain (loss) on interest rate cap agreement	0	267	(63)
Gain (loss) on adjustment of warrants to market	535	37	(464)
Other income (expense), net	133	(12)	25

Total other expense	(29,674)	(33,353)	(34,224)

LOSS FROM CONTINUING OPERATIONS	(75,670)	(63,218)	(38,758)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,320 in 2005) (Note 10)	106	8,404	0

NET LOSS	(75,564)	(54,814)	(38,758)
PREFERRED STOCK DIVIDENDS	0	(588)	(747)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(75,564)	$(55,402)	$(39,505)

LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3.20)	$(2.69)	$(1.41)

INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.01	0.35	0.00

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3.19)	$(2.33)	$(1.41)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,655,733	23,751,085	27,931,470

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	COMMON STOCK		NON-VOTING COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 31, 2003	20,605,430	$207	2,170,127	$21	$548,521	$(397,856)	$150,893

Net loss						(75,564)	(75,564)
Exercise of stock options	9,776						—
Unrealized loss					(2)		(2)
Non-cash stock option compensation					3,625		3,625
Initial public offering of common stock	900,000	9			7,264		7,273
Exercise of warrants	12,454				44		44
Conversion of non-voting common stock	2,170,127	21	(2,170,127)	(21)			—

BALANCE, December 31, 2004	23,697,787	$237	0	$0	$559,452	$(473,420)	$86,269

Net loss						(54,814)	(54,814)
Exercise of stock options	71,183	1			121		122
Non-cash stock option compensation					2,101		2,101
Preferred stock offering costs					(348)		(348)
Preferred stock dividends					(588)		(588)
Exercise of warrants	16,512	1			33		34
Conversion of preferred stock to common stock	367,719	3			732		735

BALANCE, December 31, 2005	24,153,201	$242	0	$0	$561,503	$(528,234)	$33,511

Net loss						(38,758)	(38,758)
Exercise of stock options	201,295	2			582		584
Non-cash stock option compensation	105,495	1			2,024		2,025
Preferred stock dividends					(747)		(747)
Exercise of warrants	18,777				161		161
Conversion of preferred stock to common stock	10,302,128	103			20,494		20,597

BALANCE, December 31, 2006	34,780,896	$348	0	$0	$584,017	$(566,992)	$17,373

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,564)	$(54,814)	$(38,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,163	74,490	68,189
Non-cash stock option compensation	3,625	2,101	2,025
Gain on discontinued operations	0	(8,404)	0
Accretion of second lien term loan	0	332	660
Non-cash bank loan interest expense	0	1,226	3,841
Non-cash (gain) loss on interest rate cap	0	(267)	63
Non-cash bond interest expense	12,059	0	0
Loss on early extinguishment of debt	0	544	0
Provision for bad debt	4,479	4,080	3,449
Loss on disposition of assets	32	25	333
(Gain) loss on adjustment of warrants to market	(535)	(37)	464
Changes in operating assets and liabilities:
Accounts receivable	(4,120)	(4,439)	(6,677)
Prepaid expenses and other	(895)	91	(637)
Accounts payable	4,908	(419)	(934)
Accrued liabilities	4,043	6,420	(2,325)
Unearned revenue	207	(1,706)	850

Total adjustments	97,966	74,037	69,301

Net cash provided by operating activities from continuing operations	22,402	19,223	30,543

Net cash used in operating activities from discontinued operations	(139)	(405)	0

Net cash provided by operating activities	22,263	18,818	30,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,592)	(31,613)	(27,821)
Purchase of short term investments	(210,051)	(4,000)	0
Proceeds from sale of short term investments	237,426	16,625	0
Franchise and other intangible expenditures	(288)	(295)	(246)
Proceeds from sale of property	169	170	122
Cash (pledged) returned as security	(4,605)	3,828	1,917

Net cash used in investing activities from continuing operations	(40,941)	(15,285)	(26,028)

Net cash provided by investing activities from discontinued operations	0	9,730	0

Net cash used in investing activities	(40,941)	(5,555)	(26,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(2,719)	(295,992)	(2,243)
Proceeds from long-term debt facility	0	280,000	0
Expenditures related to issuance of debt	(370)	(9,675)	(3,464)
Proceeds from issuance of convertible preferred stock	0	20,000	0
Expenditures related to issuance of convertible preferred stock	0	(348)	0
Purchase of interest rate cap	0	(1,270)	0
Net proceeds from public offering	7,273	0	0
Stock options exercised	0	122	584
Warrants exercised	1	1	2

Net cash provided by (used in) financing activities	4,185	(7,162)	(5,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,493)	6,101	(606)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,575	6,082	12,183

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,082	$12,183	$11,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$16,664	$30,906	$30,186

Non-cash financing activities: Debt acquired (adjusted) in capital lease transactions	$1,812	$1,303	$(52)

Preferred stock dividend paid in kind	$0	$588	$747

Preferred stock conversion to common	$0	$0	$19,285

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2004, 2005 and 2006

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

Basis of presentation

The consolidated financial statements of Knology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in which the Company does not exercise significant influence are accounted for using the cost method of accounting.

In 2006, the Company revised its presentation of pole attachment rent and network hub rent costs to properly classify them as a component of direct costs. The Company had previously classified these costs as selling, general and administrative expenses. The reclassification amounted to $3,437 in 2004 and $3,594 in 2005.

Certain other prior year amounts have been reclassified to conform to current year presentation. Corresponding changes have been made to the Company’s Consolidated Statements of Operations as appropriate.

The Company operates as one operating segment.

2. Summary of Significant Accounting Policies

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of accounts receivable, valuation of inventories and investments, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits, investment in money market funds with commercial banks and financial institutions, commercial paper and high-quality corporate and municipal bonds.

Restricted cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. As of December 31, 2005, the Company had $3,537 of cash that is restricted in use. Of this amount, $1,007 is in escrow in connection with the sale of discontinued operations (see Note 10). Also, the Company has pledged $2,530 of cash as collateral for amounts potentially payable under certain insurance, lease and surety bond agreements. As of December 31, 2006, the Company had $1,620 of cash that is restricted in use, all of which is pledged as collateral for amounts potentially payable under certain insurance, lease, franchise and surety bond agreements.

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. The Company writes off and sends to collections any accounts receivable 110 days past due. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs, net of recoveries	Balance at end of period
2004	$1,449	$4,479	$5,204	$724
2005	$724	$4,080	$3,918	$886
2006	$886	$3,449	$3,648	$687

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

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $73,809, $73,581 and $68,351, respectively. Inventories are valued at the lower of cost (determined on a weighted average basis) or market and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

The Company constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2006, the Company has obtained these franchises through acquisitions of cable systems accounted for as purchase business combinations and construction of new cable systems.

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under FASB Statement No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), as well as the carrying value of goodwill.

	2005	2006	Amortization Period (Years)
Customer base	$460	$460	2-3
Other	632	914	4-10

Gross carrying value of intangible assets subject to amortization	1,092	1,374
Less accumulated amortization	867	742

Net carrying value	225	632
Goodwill	40,834	40,834

Total goodwill and intangibles	$41,059	$41,466

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company has adopted January 1 as the calculation date and has evaluated these assets as of January 1, 2005, 2006 and 2007, and no impairment was identified.

Amortization expense related to intangible assets was $278, $378 and $(162) for the years ended December 31, 2004, 2005 and 2006, respectively. In April 2006, the Company adjusted amortization of multiple dwelling unit signing bonuses over the life of the contract instead of the one year policy which resulted in a negative expense of $370.

Scheduled amortization of intangible assets for the next five years as of December 31, 2006 is as follows:

2007	$160
2008	142
2009	111
2010	91
2011	68

$572

Deferred debt issuance costs

Deferred debt issuance costs include costs associated with the issuance and refinancing of debt and credit facilities (Note 4). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2005 and 2006 are as follows:

	2005	2006	Amortization Period (Years)
Previous deferred issuance costs	$634	$8,764	5-8
Expenditures related to bank loan	9,675	3,464	4-6
Accumulated amortization	(1,001)	(2,316)
Loss on early extinguishment of debt	(544)	0

Deferred issuance costs, net	$8,764	$9,912	4-5

Derivative Financial Instruments

The Company has adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280 million to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. The Company paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminates July 29, 2008. The Company did not designate the cap agreement as an accounting hedge under SFAS No. 133. Accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses). Gain (loss) on interest rate cap agreement was $267 and $(63) for the years ended December 31, 2005 and 2006, respectively. The cap agreement had a fair value of $1,474 as of December 31, 2006.

Valuation of long-lived assets

Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company has evaluated these assets as of December 31, 2006, and no impairment was identified.

Direct Costs

Cost of services related to video consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and is generally based on the average number of subscribers to each program. Cost of services related to voice and data services and other consists primarily of transport cost and network access fees specifically associated with each of these revenue streams. Pole attachment and other network rental expenses consist primarily of pole attachments rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents.

Stock based compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amended APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which was considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified, vested or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, the Company recorded $3,625, $2,101 and $2,025 of non-cash stock option compensation expense for the years ended December 31, 2004, 2005 and 2006, respectively. Refer to new accounting pronouncement section where Company adopted SFAS No. 123R January 1, 2006, with no material impact.

Investments

Investments and equity ownership in associated companies consisted of the following at December 31, 2005 and 2006:

	2005	2006
Nonmarketable investments, at cost:
Grande Communications (“Grande”) common stock, 10,946,556 shares in 2005 and 2006.	$1,243	$1,243

At December 31, 2006, the Company, through its wholly owned subsidiaries, owned approximately 1.5% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting.

Accrued liabilities

Accrued liabilities at December 31, 2005 and 2006 consist of the following:

	2005	2006
Accrued trade expenses	$7,251	$3,639
Accrued property taxes	1,818	2,453
Accrued compensation	4,519	4,901
Accrued interest	5,032	4,532

Total	$18,620	$15,525

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

All other revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition.” In accordance with SAB No. 104, revenue from advertising sales is recognized as the advertising is transmitted over the Company’s broadband network. Revenue derived from other sources, including commercial data and other services, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectibility is reasonably assured.

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

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $6,370, $5,189 and $5,228 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2004, 2005, and 2006, respectively.

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

Credit risk

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company’s risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amounts of the Company’s receivables approximate their fair values.

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

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share.” That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,090,733, 1,074,221 and 1,055,444 in 2004, 2005 and 2006, respectively), stock options (2,026,285, 3,026,117 and 3,145,617 shares in 2004, 2005 and 2006, respectively using the treasury stock method) and preferred stock (0, 1,985,081 and 0 shares in 2004, 2005 and 2006, respectively) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants are to purchase common stock, of which 1,000,000 has an exercise price of $9.00 that expires Dec 2013. The remaining 55,444 warrants have a 10 cent exercise price that expires Oct 2007.

New accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on items elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for financial statements issued for fiscal years ending on or after December 16, 2006. The adoption of SFAS No. 158 will not have a material impact on the Company’s results of operations or financial position.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which was considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The Company adopted SFAS No. 123R on January 1, 2006, and because the fair value recognition provisions of SFAS No. 123 were adopted in 2003, there was no material impact to its results of operations or financial position.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2004, 2005 and 2006 were $887, $1,006 and $1,101, respectively.

4. Long-Term Debt

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280 million. Credit Suisse acted as administrative agent and sole lead arranger. These proceeds, together with cash on hand, were used to repay all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. The First Lien Credit Agreement also provides a five year senior secured revolving loan and letter of credit facility up to $25 million, of which $317 was outstanding as unused letters of credit as of December 31, 2006. The second lien was issued at a discount of 4% for $95 million, which accretes up to a face amount of $99 million on June 29, 2011.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2006, the estimated fair value of that debt, based on quoted market prices, was approximately $288 million, compared to a carrying amount of $270 million.

On June 30, 2006, Amendment No. 1 to the first lien credit agreement became effective. The Amendment reduces the interest rate on the Company’s first lien term loan from LIBOR plus 5.5% to LIBOR plus 2.5%. The provisions of the first lien credit agreement required a 2% pre-payment premium of $3,455 with the amendment.

Long-term debt at December 31, 2005 and 2006 consists of the following:

	2005	2006
First Lien term loan, at a rate of LIBOR plus 2.5%, with 1% annual principal amortization paid quarterly ($1,850 for 2006), interest payable quarterly with final principal and any unpaid interest due June 29, 2010	$173,675	$171,825
Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $1,521 for 2006), interest payable quarterly, with principal and any unpaid interest due June 29, 2011	96,100	98,286
Capitalized lease obligations, at rates between 7% and 8%, with monthly principal and interest payments through October 2012	3,348	2,902

	273,123	273,013
Less current maturities	2,241	2,302

	$270,882	$270,711

Following are maturities of long-term debt for each of the next five years as of December 31, 2006:

2007	$2,302
2008	2,349
2009	2,393
2010	166,865
2011	99,027
Thereafter	77

Total	$273,013

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

As of December 31, 2006, the Company was in compliance with all of its debt covenants.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods, some of which have renewal or purchase options and escalation clauses. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating leases was approximately $3,205, $2,724 and $4,132 for the years ended December 31, 2004, 2005, and 2006, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms, in excess of one year as of December 31, 2006 are as follows:

	Capitalized Leases	Operating Leases
2007	$664	$3,743
2008	673	2,938
2009	675	2,051
2010	678	1,538
2011	1,163	1,225
Thereafter	78	3,606

Total minimum lease payments	$3,931	$15,101

Less imputed interest	1,029

Present value of minimum capitalized lease payments	2,902
Less current portion	452

Long-term capitalized lease obligations	$2,450

The Company has recorded $3,604 and $3,552 for the years ended December 31, 2005 and 2006, respectively, as property, plant and equipment due to capital lease transactions for land and for the buildout of various multiple dwelling units. The amortization of the capital leases are recorded in Depreciation and Amortization with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are seven years. In accordance with FASB No. 13, “Accounting for Leases”, the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on a quarterly basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Total programming fees were approximately $47,018, $48,649 and $52,612 for the years ended December 31, 2004, 2005, and 2006, respectively. The Company estimates that it will pay approximately $58,795, $58,900 and $58,900 in programming fees under these contracts in 2007, 2008 and 2009, respectively.

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

Unused Letters of Credit

The Company’s unused letters of credit for vendors and suppliers was $317 as of December 31, 2006, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2004, 2005, and 2006:

	2004	2005	2006
Current	$0	$0	$0
Deferred	25,180	(114,201)	2,673
(Increase) decrease in valuation allowance	(25,180)	114,201	(2,673)

Income tax benefit (provision)	$0	$0	$0

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2005 and 2006 are as follows:

	2005	2006
Current deferred tax assets:
Inventory reserve	$130	$351
Allowance for doubtful accounts	270	255
Other	2,476	1,012
Valuation allowance	(2,876)	(1,618)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	50,891	58,644
Deferred loan interest	0	587
Deferred bond interest	3,788	0
Deferred revenues	38	252
Other	9,354	6,427
Depreciation and amortization	(31,791)	(29,650)
Gain on discontinued operations	(2,705)	(2,753)
Valuation allowance	(29,577)	(33,507)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

At December 31, 2006, the Company had available federal net operating loss carryforwards of approximately $506 million that expire from 2007 to 2025. Approximately $300 million of this carryforward will never be utilized because of a limitation resulting from a change in ownership of the Company, as defined in the Internal Revenue Code. As a result, in 2005, the Company wrote down its deferred tax asset related to its operating losses by $130 million for the losses that will never be able to be utilized. In addition, in 2005, the Company did not anticipate ever being able to use its $2.3 million AMT credit carryforward so wrote off the deferred tax asset as well. These writedowns of the deferred tax assets are reflected in the $114 million reduction in the valuation allowance in 2005. The Company also had various state net operating loss carryforwards totaling approximately $483 million. Unless utilized, the state net operating loss carryforwards expire from 2007 to 2025. For 2006, management has recorded a total valuation allowance of $35 million against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2004, 2005, and 2006 is as follows:

	2004	2005	2006
Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	4%	4%	4%
Interest—high yield debt	(4)%	(4)%	(3)%
Other	0%	0%	0%
(Increase) decrease in valuation allowance	(34)%	(34)%	(35)%

Income tax benefit (provision)	0%	0%	0%

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

Knology, Inc. stock option plans

In 2004, the board of directors and stockholders approved the amendment and restatement of the 2002 Plan (the “Amended 2002 Plan”). The Amended 2002 Plan authorizes the issuance of up to 3 million shares of common stock pursuant to stock option awards. The Amended 2002 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. All options are granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant. The options expire 10 years from the date of grant, with the exception of options that were granted to replace canceled options. The expiration date of replacement options is the same as the expiration date of the related canceled options.

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

In 2006, the board of directors and stockholders approved the Knology, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of up to 2 million shares of common stock pursuant to stock option awards. The maximum number of shares of common stock that may be granted under the 2006 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any option-based award that may be paid to any one participant during any one calendar year under the 2006 Plan is $1,000. The 2006 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the dates of grant. The options expire 10 years from the date of grant.

Statement of Financial Accounting Standards No. 123 and 123R

In 2002, the Company elected to adopt the fair value recognition of compensation cost provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company also elected to report the change in accounting principle from APB No. 25 using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the prospective method, the recognition of compensation cost is applied to all employee awards granted, modified, vested, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In December 2002, the Company canceled all outstanding awards for common stock as of December 31, 2002 and granted an equal number of replacement options at the current fair market value with the same expiration date as the related canceled option. The replacement options, as well as all other awards granted and settled during 2002, were included in the calculation of compensation cost in accordance with SFAS No. 123 and SFAS No. 148. In

January 2006, FAS 123R was adopted with no impact to on the Company’s financial statements. The following represent the expected stock option compensation expense for the next five years assuming no additional grants.

2007	$616
2008	65
2009	248
2010	144
2011	0

$1,073

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2004, 2005, and 2006:

Common	2004	2005	2006
Risk-free interest rate	2.80-3.94%	3.64-4.13%	4.53-5.07%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected volatility	28%	68%	46%

A summary of the status of the Company’s stock options at December 31, 2006 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Weighted average remaining contractual life	Intrinsic Value
Outstanding at December 31, 2003	1,810,254	$14.79

Granted	1,387,291	7.48	$2.55
Forfeited	(1,161,484)	16.33
Exercised	(9,776)	2.89			$0

Outstanding at December 31, 2004	2,026,285	$8.94

Granted	1,722,521	1.83	$1.01
Forfeited	(651,506)	7.19
Exercised	(71,183)	1.71			$25

Outstanding at December 31, 2005	3,026,117	$5.41

Granted	1,019,899	6.07	$2.53
Forfeited	(279,463)	7.45
Expired	(419,641)	8.28
Exercised	(201,295)	3.39			$1,193

Outstanding at December 31, 2006	3,145,617	$5.19		7.77	$19,061

Exercisable shares at December 31, 2006	1,584,969	$5.64		6.72	$9,849

Cash received from option exercises under all share-based payment arrangements was $0, $122, and $584 for the years ended December 31, 2004, 2005 and 2006, respectively. There were no actual tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2004, 2005 and 2006.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2006	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2006	Weighted average exercise price
$1.70-$1.70	1,011,043	8.34	$1.70	628,210	$1.70
$1.75-$3.70	746,571	8.83	$2.87	252,159	$2.13
$3.75-$7.94	1,091,396	7.30	$6.96	455,919	$6.42
$7.96-$31.05	273,316	5.10	$14.77	225,390	$15.84
$35.68-$35.68	23,291	2.82	$35.68	23,291	$35.68

At December 31, 2006, 1,584,969 options for the Company’s common shares with a weighted average of $5.64 per share were exercisable by employees of the Company. At December 31, 2005, 1,830,610 options for the Company’s common shares with a weighted average price of $6.50 per share were exercisable by employees of the Company. At December 31, 2004, 1,421,487 options for the Company’s common shares with a weighted average price of $9.27 per share were exercisable by employees of the Company.

Restricted Stock

On January 26, 2006, the Company granted 210,980 shares of performance-based restricted shares with a market value of $781 to certain officers. On the grant date, 50% of the shares immediately vested. The remaining shares vest 25% in 2007 and 25% in 2008.

Warrants

The Company had outstanding warrants of $285 and $590 at December 31, 2005 and 2006, respectively. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the years ended December 31, 2004, 2005 and 2006 the company recorded gain (loss) of $535, $37 and $(464), respectively.

9. Related Party Transactions

Relatives of the chairman of our board are stockholders and employees of one of the Company’s insurance providers. The commission costs charged to the Company for insurance services were approximately $228, $248, and $250 for the years ended December 31, 2004, 2005, and 2006, respectively.

10. Disposal of Discontinued Operations

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10,000 in cash, subject to customary closing adjustments of $235. $1,000 of cash proceeds was placed in escrow, of which $500 was paid out March 20, 2006 and the remaining $500 was paid out September 12, 2006. After recording transaction costs of $836 and writing off net assets of $609, the company recorded a gain of $8,300. The net income associated with the Cerritos cable system since April 30, 2004 is presented separately in the statement of operations as income from discontinued operations ($84 for 2005). The Cerritos cable system generated approximately $2,259 of revenue for the year ended December 31, 2005.

11. Redeemable Convertible Preferred Stock

In May 2005, the Company issued 920,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock (the “Preferred Stock”), in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9,200. In October 2005, the Company received gross offering proceeds of $10,800 and certain selling shareholders received proceeds of $1,900 for the resale of a portion of their shares issued in May 2005. In November 2005, the Company used net offering proceeds to pay down principal of $10,400 on the first lien debt. Dividends accrued on the Preferred Stock at an 8% annual rate, which could have been paid in cash or additional shares of the Preferred Stock. However, pursuant to the restrictions of the Company’s credit agreements, the Company is prohibited from paying dividends in cash other than cash in lieu of fractional shares. 58,742 and 216,621 shares of Preferred Stock were issued as dividends for the years ended December 31, 2005 and 2006, respectively. Dividends paid on preferred stock were $588 and $747 for the years ended December 31, 2005 and 2006, respectively. The shares of the Preferred Stock were: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. Each share of the Preferred Stock was convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. The Company’s Preferred Stock was not classified as a liability since the redemption was contingent upon the holder’s not exercising its option to convert into a fixed number of shares, five shares of common for each share of preferred. The Company follows the guidance in Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of “Redeemable Preferred Stocks”. ASR 268 highlights the redemption obligation of the securities and the fact that amounts attributable to these securities are not part of permanent capital. Accordingly, it has classified its preferred shares in the accompanying consolidated balance sheet between liabilities and permanent equity in the caption Redeemable Convertible Preferred Stock.

On June 22, 2006, the volume weighted average sales price of the Company’s Common Stock exceeded $8.00 for the 20th consecutive trading day, and each of the outstanding 1,928,538 shares of the Preferred Stock mandatorily converted into, including accrued dividends, 5.0921 shares of the Company’s common stock without any further action by the holders. The Company paid cash in lieu of issuing fractional shares based on the closing price of $8.94.

12. Subsequent Events (unaudited)

On January 8, 2007, the Company entered into a definitive agreement to acquire PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in South Dakota, as well as portions of Minnesota and Iowa. The Company will pay cash consideration of $255 million, subject to certain closing adjustments. Credit Suisse has provided the Company with a financing commitment for the entire $255 million transaction. PrairieWave currently serves residential customers and business customers in two primary market areas surrounding Sioux Falls and Rapid City, South Dakota. The closing is expected to occur during the second quarter of 2007, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchises.