Form 10-Q
period 2007-03-31
KNOLOGY INC
filed 2007-05-09
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and lard accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)”

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

As of April 30, 2007, Knology, Inc. had 35,044,375 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2006	March 31, 2007 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,577	$9,667
Restricted cash	1,620	1,195
Accounts receivable, net of allowance for doubtful accounts of $687 and $670 as of December 31, 2006 and March 31, 2007, respectively	22,511	21,115
Prepaid expenses and other	2,509	3,340

Total current assets	38,217	35,317
PROPERTY, PLANT AND EQUIPMENT, NET	243,831	235,554
GOODWILL	40,834	40,834
DEFERRED DEBT ISSUANCE COSTS, NET	9,912	9,630
INTEREST RATE CAP AGREEMENT	1,474	1,019
INVESTMENTS	1,243	1,243
INTANGIBLE AND OTHER ASSETS, NET	1,050	1,053

Total assets	$336,561	$324,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,302	$2,315
Accounts payable	19,076	20,235
Accrued liabilities	15,525	7,790
Unearned revenue	10,984	11,356

Total current liabilities	47,887	41,696
NONCURRENT LIABILITIES:
Notes payable	270,711	270,428
Warrants	590	878

Total noncurrent liabilities	271,301	271,306

Total liabilities	319,188	313,002

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 34,758,682 and 34,957,433 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	348	350
Additional paid-in capital	584,017	584,984
Accumulated deficit	(566,992)	(573,686)

Total stockholders’ equity	17,373	11,648

Total liabilities and stockholders’ equity	$336,561	$324,650

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2006	2007
OPERATING REVENUES:
Video	$27,696	$30,718
Voice	20,440	21,067
Data	13,737	16,276
Other	826	958

Total operating revenues	62,699	69,019

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	18,514	20,479
Selling, general and administrative expenses	29,430	29,671
Depreciation and amortization	17,384	16,706

Total operating expenses	65,328	66,856

OPERATING LOSS (INCOME)	(2,629)	2,163

OTHER INCOME (EXPENSE):
Interest income	88	127
Interest expense	(8,618)	(8,156)
Gain (loss) on interest rate cap agreement	727	(455)
Loss on adjustment of warrants to market	(222)	(288)
Other expense, net	(20)	(85)

Total other expense	(8,045)	(8,857)

NET LOSS	(10,674)	(6,694)
PREFERRED STOCK DIVIDENDS	(391)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,065)	$(6,694)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.46)	$(0.19)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,295,867	34,845,922

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,674)	$(6,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,384	16,706
Non-cash stock option compensation	792	458
Accretion of second lien term loan	165	165
Non-cash bank loan interest expense	831	829
Non-cash (gain) loss on interest rate cap agreement	(727)	455
Provision for bad debt	779	824
Loss on disposition of assets	22	88
Loss on adjustment of warrants to market	222	288
Changes in operating assets and liabilities:
Accounts receivable	461	572
Prepaid expenses and other	138	(833)
Accounts payable	(2,146)	1,159
Accrued liabilities	(96)	(7,735)
Unearned revenue	247	372

Total adjustments	18,072	13,348

Net cash provided by operating activities	7,398	6,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,663)	(8,528)
Franchise and other intangible expenditures	(5)	(40)
Proceeds from sale of property	27	51
Change in restricted cash	1,209	425

Net cash used in investing activities	(5,432)	(8,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(551)	(569)
Expenditures related to issuance of long term debt	(9)	(413)
Stock options exercised	28	510

Net cash used in financing activities	(532)	(472)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,434	(1,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,183	11,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,617	$9,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$7,507	$11,657

Non-cash financing activities:
Debt acquired in capital lease transactions	$14	$0

Preferred stock dividend paid in kind	$391	$0

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Three Months Ended MARCH 31, 2007

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

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company’s presented consolidated financial statements do not include PrairieWave Holdings, Inc. financial condition or results of operations.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2007, or any other interim period.

In 2006, the Company revised its presentation of pole attachment rent and network hub rent costs to properly classify them as a component of direct costs. The Company had previously classified these costs as selling, general and administrative expenses. The reclassification amounted to $1,003 for first quarter 2006. Certain other prior year amounts have been reclassified to conform to current year presentation. Corresponding changes have been made to the Company’s Consolidated Statements of Operations as appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

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

As of March 31, 2007, the Company has $1,195 of cash that is restricted in use, all of which the Company has pledged as collateral for amounts potentially payable under certain insurance and surety bond agreements.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2007 impairment test.

Intangible assets as of December 31, 2006 and March 31, 2007, respectively, were as follows:

	December 31, 2006	March 31, 2007	Amortization Period (Years)
Customer base	$460	$460	2-3
Other	914	955	4-10

Gross carrying value of intangible assets subject to amortization	1,374	1,415
Less accumulated amortization	742	783

Net carrying value of intangible assets subject to amortization	$632	$632

Goodwill	$40,834	$40,834

6. DEBT

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280,000. Credit Suisse acted as administrative agent and sole lead arranger. These proceeds, together with cash on hand, were used to repay all amounts outstanding under the Company’s credit facilities with Wachovia Bank, National Association and Cobank, ACB and to redeem its 12% senior notes due 2009, which were redeemed on July 29, 2005. The first lien credit agreement also provides a five year senior secured revolving loan and letter of credit facility up to $25,000, of which $317 was outstanding as unused letters of credits as of March 31, 2007. The second lien was purchased at a discount of 4% for $95,000, which accretes up to a face amount of $99,000 on June 29, 2011.

In 2005, the Company entered into an interest rate cap agreement with Credit Suisse on a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. The cap agreement has a fair value of $1,019 as of March 31, 2007, resulting in a loss of $455 for the three months ended March 31, 2007. The changes in the fair value of the cap agreement are recorded as a “Gain (loss) on interest rate cap agreement” in other income (expense). Changes in fair value will continue to be recorded in earnings since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

On June 30, 2006, Amendment No. 1 to the first lien credit agreement became effective. The Amendment reduced the interest rate on the Company’s first lien term loan from LIBOR plus 5.5% to LIBOR plus 2.5%. The provisions of the first lien credit agreement required a 2% pre-payment premium of $3,455 with the amendment.

Long-term debt at December 31, 2006 and March 31, 2007 consisted of the following:

	December 31, 2006	March 31, 2007
First Lien term loan, at a rate of LIBOR plus 2.5%, with $1,850 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	$171,825	$171,362
Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $387 for the three months ended March 31, 2007), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	98,286	98,585
Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through December 2012.	2,902	2,796

	273,013	272,743
Less current maturities	2,302	2,315

	$270,711	$270,428

Both of the first and second lien credit facilities entered into on June 29, 2005 were guaranteed by all of the Company’s subsidiaries. The credit facilities were also secured by first and second liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The Company has no independent assets or operations, the guarantees were full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor.

The credit agreements both contain customary representations and warranties and various affirmative and negative covenants. The credit agreements also include customary events of default, including but not limited to:

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

As of March 31, 2007, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants (issued in connection with the 1997 high-yield debt offering) with a fair value of $878 at March 31, 2007. Knology adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the three months ended March 31, 2007, the Company recorded a loss of $288 as a “(Loss) gain on adjustment of warrants to market” in other (expense) income.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $317 as of March 31, 2007, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

8. NONCASH COMPENSATION EXPENSE

The Company adopted SFAS No. 123R on January 1, 2006 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options are estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

During the first quarter of 2007, the Company granted 203,460 shares with a market value of $2,653. The shares vest equally over the next 4 years. During the first of quarter of 2007, the Company also granted 244,800 shares of performance-based restricted shares with a market value of $3,192 to certain officers. The shares vest equally over the next 3 years.

The Company has recognized stock-based compensation of $498 and $792 in the three months ended March 31, 2007 and 2006, respectively.

9. INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of January 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $0. The amount, if recognized, that would affect the effective tax rate is $0.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

10. SUBSEQUENT EVENTS

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. At December 31, 2006, PrairieWave Holdings, Inc. had a shareholders’ equity of $29,533. The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities dated June 29, 2005. The Amended and Restated Credit Agreement provides for a $580,000 credit facility, consisting of a $555,000 first lien term loan and a $25,000 revolving credit facility. The first term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date.

On April 18, 2007, the Company unwound its existing interest rate cap agreement for $927. The Company entered into a new swap contract on a notional amount of $555,000 amortizing 1% annually that fixes 100% of the floating rate at 4.977%. The hedge agreement is effective May 3, 2007 with a June 30, 2010 termination date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS THAT IMPACT OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT THERE IS A MATERIAL IMPACT ON CONSUMER AND CORPORATE SPENDING, (6) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AND OUR OTHER FILINGS WITH THE SEC. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS RELATING TO EXPECTATIONS ABOUT FUTURE RESULTS OR EVENTS ARE BASED UPON INFORMATION AVAILABLE TO US AS OF TODAY’S DATE, AND WE DO NOT ASSUME ANY OBLIGATION TO UPDATE ANY OF THESE STATEMENTS

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2007, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Recent Developments

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company’s purchase of PrairieWave Holdings, Inc. is a strategic acquisition that combines companies with similar business models and philosophies such as:

•	operating in secondary and tertiary markets

•	servicing bundled customers

•	providing solid financial margins

•	delivering industry-leading customer service

The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255.0 million purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing credit facilities dated June 29, 2005. The Amended and Restated Credit Agreement provides for a $580.0 million credit facility, consisting of a $555.0 million first lien term loan and a $25.0 million revolving credit facility. The first term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date.

On April 18, 2007, the Company unwound its existing interest rate cap agreement for $927,000. The Company entered into a new swap contract on a notional amount of $555.0 million amortizing 1% annually that fixes 100% of the floating rate at 4.977%. The hedge agreement was effective May 3, 2007 with a June 30, 2010 termination date.

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

The following table summarizes the number of marketable homes passed and connections as of March 31, 2006 and 2007.

	AS OF MARCH 31,
	2006	2007
Connections:(1)
Video	177,546	180,876
Voice:
On-net	149,069	157,818
Off-net	6,268	6,154
Data	111,476	126,723

Total connections	444,359	471,571

Residential connections	398,524	418,103
Business connections	45,835	53,468
Homes passed	960,034	971,566
Marketable homes passed	751,574	762,003

(1)

All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 21,894 and 20,607 lines as of March 31, 2006 and 2007, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

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

Revenue Recognition. Installation revenue for residential cable services is recognized in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Credit risk is managed by disconnecting services to customers who are delinquent.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2006 and March 31, 2007, the net carrying amount of our property, plant and equipment was approximately $243.8 million, 72% of total assets, and $235.6 million, 73% of total assets, respectively. Total capital expenditures for the three months ended March 31, 2007 and 2006 were approximately $8.5 million and $6.7 million, respectively.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.5% of our consolidated revenues for the three months ended March 31, 2007, compared to 44.2% for the three months ended March 31, 2006.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 30.5% of our consolidated revenues for the three months ended March 31, 2007, compared to 32.6% for the three months ended March 31, 2006.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.6% of our consolidated revenues for the three months ended March 31, 2007, compared to 21.9% for the three months ended March 31, 2006.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.4% of our consolidated revenues for the three months ended March 31, 2007, compared to 1.3% for the three months ended March 31, 2006.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with AT&T, Bright House, Charter, Comcast, Mediacom and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, Comcast and other providers.

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

Costs and Expenses

Our operating expenses include direct cost of services, selling, operations and administrative expenses and depreciation and amortization.

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 49.5% for the three months ended March 31, 2007, compared to 49.4% for the three months ended March 31, 2006. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct cost of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 16.1% for the three months ended March 31, 2007, compared to 16.0% for the three months ended March 31, 2006.

•

Direct cost of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 3.7% for the three months ended March 31, 2007, compared to 3.0% for the three months ended March 31, 2006.

•

Direct cost of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 17.0% for the three months ended March 31, 2007, compared to 16.8% for the three months ended March 31, 2006.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.6% for the three months ended March 31, 2007 and for the three months ended March 31, 2006.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2006 and 2007.

	Three months ended March 31,
	2006	2007
Operating revenues:
Video	44%	45%
Voice	33	30
Data	22	24
Other	1	1

Total	100	100
Operating expenses:
Cost of services	29	30
Selling, operating and administrative	47	43
Depreciation and amortization	28	24

Total	104	97

Operating (loss) income	(4)	3
Interest income	0	0
Interest expense	(14)	(12)
Gain (loss) on interest rate cap agreement	1	(1)
Loss on adjustment of warrants to market agreement	0	(0)
Other expenses, net	0	0

Total other income and (expense)	(13)	(13)

Net loss	(17)	(10)
Preferred stock dividends	(1)	(0)

Net loss attributable to common stockholders	(18)	(10)

Revenues. Operating revenues increased 10.1% from $62.7 million for the three months ended March 31, 2006, to $69.0 million for three months ended March 31, 2007. Operating revenues from video services increased 10.9% from $27.7 million for the three months ended March 31, 2006, to $30.7 million for the same period in 2007. Operating revenues from voice services increased 3.1% from $20.4 million for the three months ended March 31, 2006, to $21.1 million for the same period in 2007. Operating revenues from data services increased 18.5% from $13.8 million for the three months ended March 31, 2006, to $16.3 million for the same period in 2007. Operating revenues from other services increased 16% from $826,000 for the three months ended March 31, 2006, to $958,000 for the same period in 2007.

The increased revenues are due primarily to an increase in the number of connections, from 444,359 as of March 31, 2006, to 471,571 as of March 31, 2007, and rate increases effective in the first quarter of 2007. The additional connections resulted primarily from:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and,

•	Continued penetration in our mature markets.

Direct Costs. Direct costs increased 10.6% from $18.5 million for the three months ended March 31, 2006, to $20.5 million for the three months ended March 31, 2007. Direct costs of video services increased 11.1% from $13.7 million for the three months ended March 31, 2006, to $15.2 million for the same period in 2007. Direct costs of voice services increased 3.8%, with $3.3 million for the three months ended March 31, 2006 to $3.4 million for the same period in 2007. Direct costs of data services increased 43.0% from $419,000 for the three months ended March 31, 2006, to $599,000 for the same period in 2007. Direct costs of other services increased 17.8% from $138,000 for the three months ended March 31, 2006, to $163,000 for the same period in 2007. Pole attachment and other network rental expenses increased 12.0% from $1.0 million for the three months ended March 31, 2006, to $1.1 million for the same period in 2007. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative increased .8% from $29.4 million for the three months ended March 31, 2006, to $29.7 for the three months ended March 31, 2007. The increase in our operating costs, included in selling, general and administrative, is consistent with our growth in connections and customers in 2007, and included increases in sales and marketing and outside or contract labor expense, that were partially offset by reductions in personnel cost and other general office expenses. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $792,000 for the three months ended March 31, 2006, to $458,000 for the three months ended March 31, 2007.

Depreciation and amortization. Our depreciation and amortization decreased from $17.4 million for the three months ended March 31, 2006, to $16.7 million for the three months ended March 31, 2007. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Interest income. Interest income was $88,000 for the three months ended March 31, 2006, compared to $127,000 for the same period in 2007.

Interest expense. Interest expense decreased from $8.6 million for the three months ended March 31, 2006, to $8.1 million for the three months ended March 31, 2007. The decrease in interest expense for 2006 is primarily a result of the amendment of our first lien term loan reducing the effective interest rate to LIBOR plus 2.5 percent from LIBOR plus 5.5 percent. In 2005, we entered into an interest rate cap agreement, covering the first and second liens, to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the loans.

Gain (loss) on interest rate cap agreement. We paid $1.3 million for an cap agreement, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. The cap agreement had a fair value of $1.5 million as of December 31, 2006, and $1.0 million as of March 31, 2007, resulting in a derivative loss of $.5 million. We terminated this cap agreement on April 18, 2007 in connection with our entry into a new swap agreement with a notional amount of $555.0 million. See “Recent Developments.”

Loss on the adjustment of warrants to market. During the three months ended March 31, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2006 was $6.83 resulting in a $222,000 loss on the adjustment of warrants to market value. During the three months ended March 31, 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on March 31, 2007 was $15.83 resulting in a $288,000 loss on the adjustment of warrants to market.

Other expense, net. Other expense, net increased from $20,000 for the three months ended March 31, 2006, to $85,000 for the three months ended March 31, 2007.

Income tax provision. We recorded no income tax benefit for the three months ended March 31, 2006 and 2007, respectively, as our net operating losses are fully offset by a valuation allowance.

Preferred stock dividends. We issued 39,090 additional shares of the Series AA preferred stock during the three months ended March 31, 2006, as a stock dividend, and recognized an expense of $391,000 for the three months ended March 31, 2006. All of the outstanding shares of our Series AA preferred stock converted into shares of common stock in June 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $11.1 million and $6.7 million for the three months ended March 31, 2006, and 2007, respectively. We expect net losses to decrease as our business matures.

Liquidity and Capital Resources

Overview.

In 2005, we entered into first and second lien agreements, as arranged by Credit Suisse, to repay all amounts outstanding under our previous credit facilities.

The first lien credit agreement provided for a five-year senior secured $185 million term loan facility, of which $171.3 million was currently outstanding as of March 31, 2007, and a $25 million revolving loan and letter of credit facility of which $317,000 was outstanding as unused letters of credits as of March 31, 2007. The first lien term facility, as amended, bore interest at a LIBOR base rate plus 2.5%. The unused portion of the first lien revolving facility was subject to an annual fee of between .375% and .75%, depending on usage of the facility. Interest on the first lien facility was payable quarterly. The first lien term facility amortized at a rate of 1.0% per annum, payable quarterly, and matured on June 29, 2010. We had the ability to may prepay amounts outstanding under the first lien term facility prior to maturity, but we were required to pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities.

The second lien credit agreement provided for a six-year senior secured term loan facility with an aggregate principal amount at maturity of approximately $99 million. On June 29, 2005, we received proceeds of $95 million, of which $98.6 million was outstanding as of March 31, 2007. Borrowings under the second lien term facility bear interest at a LIBOR base rate plus 10.0%. This facility did not amortize and the entire unpaid principal amount was due in full on the maturity date of June 29, 2011. We did not have the ability to prepay any amount outstanding prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities. If we prepaid any amounts after June 29, 2008 but prior to June 29, 2011, we were required to pay a premium.

Both credit facilities were guaranteed by all of our subsidiaries. The credit facilities were also secured by first and second liens on all of our assets and the assets of our guarantor subsidiaries. Both credit agreements contained customary representations, warranties, various affirmative and negative covenants and customary events of default.

As discussed above, the borrowings under our credit facilities bore interest at variable rates and exposed us to interest rate risk. If interest rates increased, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. We entered into hedging arrangements to mitigate our risk with respect to our variable rate debt. For the three months ended March 31, 2007 we recognized a loss on our interest rate cap agreement of $455,000.

On June 30, 2006, we entered into Amendment No. 1 dated as of June 30, 2006 to the first lien credit agreement dated as of June 29, 2005. The amendment reduced the interest rate on our first lien term loan to LIBOR plus 2.5% from LIBOR plus 5.5%. The amendment also amended certain operating covenants contained in the first lien credit agreement so that they were consistent with those contained in the second lien credit agreement. In accordance with the provisions of the first lien credit agreement, a 2% pre-payment premium, of approximately $3.5 million, was required with this amendment. The decrease in the interest rate reduced our annual interest expense by approximately $5.0 million.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

As of March 31, 2007 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of March 31, 2007, we had a net working capital deficit of $6.4 million, compared to a net working capital deficit of $9.7 million as of December 31, 2006.

Net cash provided by operating activities totaled $7.4 million and $6.7 million for the three months ended March 31, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash gain (loss) on interest rate cap agreement;

•	provision for bad debt;

•	loss on disposition of assets; and

•	loss on adjustment of warrants to market.

Net cash used by investing activities was $5.4 million and $8.1 million for the three months ended March 31, 2006 and 2007, respectively. Our investing activities for the three months ended March 31, 2006, consisted primarily of $6.7 million of capital expenditures, partially offset by $1.2 million return of previously restricted cash and $27,000 of proceeds from the sale of property. Investing activities for the three months ended March 31, 2007 consisted primarily of $8.5 million of capital expenditures, partially offset by $425,000 of cash returned as security and $51,000 of proceeds from the sale of property.

Net cash used by our financing activities was $532,000 and $472,000 for the three months ended March 31, 2006 and 2007, respectively. Financing activities for the three months ended March 31, 2006 consisted of $551,000 in principal payments on debt and $9,000 of expenditures related to the issuance of long-term debt, partially offset by $28,000 from the exercise of stock options. For the three months ended March 31, 2007, financing activities primarily consisted of $569,000 in principal payment on debt and $413,000 of expenditures relate to the issuance of long-term debt, partially offset by $510,000 from the exercise of stock options.

Capital Expenditures

We spent approximately $8.5 million in capital expenditures during the three months ended March 31, 2007, of which approximately $5.7 million related to the purchase and installation of customer premise equipment, $2.2 million related to plant extensions and enhancements and $600,000 related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $30.4 million in capital expenditures during 2007. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2007. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company used the proceeds from the $555.0 million term loan to fund the $255.0 million purchase price and related transaction costs for the PrairieWave acquisition.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of January 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of January 1, 2007, after the implementation of FIN 48, Knology’s unrecognized tax benefits were $0. The amount, if recognized, that would affect the effective tax rate is $0.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations. The Company and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003, except in a limited number of state jurisdictions in which the operations of the Company and its subsidiaries individually and collectively are not significant for 2002. The adoption of FIN No. 48 on January 1, 2007, did not have a material effect on the Company’s consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Knology, Inc., PrairieWave Holdings, Inc., Knology Acquisition Sub, Inc., ALTA Communications VIII, L.P., and certain equity holders of PrairieWave Holdings, Inc.

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

10.1	Amended and Restated Credit Agreement, dated as of March 14, 2007, among Knology, Inc., the Lenders and Issuers thereto (as defined therein), Credit Suisse, as administrative agent and collateral agent, Jefferies & Company, Inc., as syndication agent, Royal Bank of Canada, as documentation agent, and Credit Suisse Securities (USA) LLC, as sole bookrunner and sole lead arranger.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

May 9, 2007	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

May 9, 2007	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer