Form 10-Q
period 2007-06-30
KNOLOGY INC
filed 2007-08-09
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, Knology, Inc. had 35,193,007 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2006	June 30, 2007 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,577	$22,111
Restricted cash	1,620	590
Accounts receivable, net of allowance for doubtful accounts of $687 and $ 1,404 as of December 31, 2006 and June 30, 2007, respectively	22,511	29,726
Prepaid expenses and other	2,509	3,312

Total current assets	38,217	55,739

PROPERTY, PLANT AND EQUIPMENT, NET	243,831	423,550

GOODWILL	40,834	115,494

CUSTOMER BASE	19	4,167

DEFERRED DEBT ISSUANCE COSTS, NET	9,912	12,548

INTEREST RATE HEDGE INSTRUMENT	1,474	4,219

INVESTMENTS	1,243	2,451

INTANGIBLE AND OTHER ASSETS, NET	1,031	3,104

Total assets	$336,561	$621,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$2,302	$6,028
Accounts payable	19,076	22,911
Accrued liabilities	15,525	22,425
Unearned revenue	10,984	15,270

Total current liabilities	47,887	66,634

NONCURRENT LIABILITIES:
Notes payable	270,711	551,659
Deferred income tax	0	17,731
Warrants	590	963

Total noncurrent liabilities	271,301	570,353

Total liabilities	319,188	636,987

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 34,758,682 and 35,182,451 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	348	352
Additional paid-in capital	584,017	586,397
Comprehensive income	0	4,219
Accumulated deficit	(566,992)	(606,683)

Total stockholders’ equity	17,373	(15,715)

Total liabilities and stockholders’ equity	$336,561	$621,272

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
OPERATING REVENUES:
Video	$28,533	$38,290	$56,229	$69,008
Voice	20,581	31,970	41,021	53,036
Data	14,466	20,635	28,202	36,912
Other	533	1,212	1,360	2,170

Total operating revenues	64,113	92,107	126,812	161,126

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	18,888	27,642	37,402	48,121
Selling, general and administrative expenses	29,128	36,707	58,557	66,377
Depreciation and amortization	16,465	22,015	33,849	38,721
Capital markets activity	1,518	0	1,518	0

Total operating expenses	65,999	86,364	131,326	153,219

OPERATING LOSS (INCOME)	(1,886)	5,743	(4,514)	7,907

OTHER INCOME (EXPENSE):
Interest income	102	115	189	242
Interest expense	(9,048)	(11,091)	(17,667)	(19,247)
Loss on debt extinguishment	0	(27,375)	0	(27,375)
Gain (loss) on interest rate hedge instrument	1,141	(303)	1,868	(758)
Loss on adjustment of warrants to market	(169)	(85)	(391)	(373)
Other income (expense), net	13	(2)	(6)	(87)

Total other expense	(7,961)	(38,741)	(16,007)	(47,598)

NET LOSS	(9,847)	(32,998)	(20,521)	(39,691)
PREFERRED STOCK DIVIDENDS	(355)	0	(747)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,202)	$(32,998)	$(21,268)	$(39,691)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.42)	$(0.94)	$(0.87)	$(1.14)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,547,736	35,052,896	24,479,106	34,953,396

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,521)	$(39,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,849	38,721
Loss on debt extinguishment	0	27,375
Non-cash stock option compensation	1,204	995
Accretion of second lien term loan	330	169
Non-cash bank loan interest expense	1,666	1,607
Non-cash (gain) loss on interest rate hedge instrument	(1,868)	758
Provision for bad debt	1,479	1,404
Loss on disposition of assets	13	92
Loss on adjustment of warrants to market	391	373
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	(2,355)
Prepaid expenses and other	398	517
Accounts payable	(344)	(3,579)
Accrued liabilities	(1,998)	3,869
Unearned revenue	245	865

Total adjustments	34,124	70,811

Net cash provided by operating activities	13,603	31,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,949)	(20,476)
Purchase of PrairieWave	0	(256,070)
Franchise and other intangible expenditures	(128)	(170)
Proceeds from sale of property	73	59
Change in restricted cash	1,202	1,030

Net cash used in investing activities	(14,802)	(275,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	555,000
Penalty payment related to debt refinance	0	(18,124)
Principal payments on debt and short-term borrowings	(1,108)	(270,637)
Expenditures related to issuance of long term debt	(3,464)	(13,302)
Stock options exercised	330	1,388
Proceeds from unwind of interest rate hedge instrument	0	716
Proceeds from exercised warrants	2	0

Net cash used in (provided by) financing activities	(4,240)	255,041

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,439)	10,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,183	11,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,744	$22,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$15,130	$15,054

Non-cash financing activities:
Debt acquired in capital lease transactions	$14	$0

Preferred stock dividend paid in kind	$747	$0

Preferred stock conversion to common	$19,285	$0

Detail of acquisition:
Accounts receivables, net	0	6,265
Prepaid expenses	0	1,363
Property, plant and equipment	0	197,739
Goodwill	0	75,274
Customer base	0	4,402
Intangible and other assets	0	2,031
Investments	0	1,207
Accounts payable	0	(7,414)
Accrued liabilities	0	(3,421)
Unearned revenue	0	(3,031)
Deferred income tax	0	(18,345)

Net cash paid for acquisition	$0	$256,070

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Six Months Ended JUNE 30, 2007

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. and its subsidiaries, including its predecessors, (“Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998.

Knology and its subsidiaries own and operate an advanced interactive broadband network and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern and midwestern United States.

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

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s presented consolidated financial statements since the date of acquisition.

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

The Company operates as one operating segment.

In 2006, the Company revised its presentation of pole attachment rent and network hub rent costs to classify them as a component of direct costs. The Company had previously classified these costs as selling, general and administrative expenses. The reclassification amounted to $956 and $1,959 for the three and six months ended June 30, 2006, respectively. Certain other prior year amounts have been reclassified to conform to current year presentation. Corresponding changes have been made to the Company’s Consolidated Balance Sheet and Statements of Operations as appropriate.

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

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market funds with commercial banks and financial institutions.

As of June 30, 2007, the Company has $590 of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance and surety bond agreements.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2007 impairment test.

Intangible assets as of December 31, 2006 and June 30, 2007, respectively, were as follows:

	December 31, 2006	June 30, 2007	Amortization Period (Years)
Customer base	$460	$4,862	2-5
Other	914	2,427	4-10

Gross carrying value of intangible assets subject to amortization	1,374	7,289
Less accumulated amortization	742	1,118

Net carrying value of intangible assets subject to amortization	$632	$6,171

Goodwill	$40,834	$115,494

6. DEBT

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280,000. These proceeds, together with cash on hand, were used to repay all amounts outstanding under the Company’s then existing credit facilities and to redeem its 12% senior notes due 2009, which were redeemed on July 29, 2005. The second lien was issued at a discount of 4% for $95,000, which accreted up to a face amount of $99,000 on June 29, 2011.

In 2005, the Company entered into an interest rate cap agreement for a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds. The Company has recorded a loss of $758 for the six months ended June 30, 2007. The changes in the fair value of the cap agreement were recorded as a “Gain (loss) on interest rate cap agreement” in other income (expense) since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

On June 30, 2006, Amendment No. 1 to the first lien credit agreement became effective. The Amendment reduced the interest rate on the Company’s first lien term loan from LIBOR plus 5.5% to LIBOR plus 2.5%. The provisions of the first lien credit agreement required a 2% pre-payment premium of $3,455 with the amendment.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement which provides for a $580,000 credit facility, consisting of a $555,000 term loan and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave Holdings, Inc. acquisition purchase price, refinance the Company’s first and second lien agreement, and pay transaction costs associated with the transactions. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date.

On May 3, 2007, the Company entered into a new interest rate swap contract on a notional amount of $555,000 amortizing 1% annually. The swap agreement fixes 100% of the floating rate at 4.977% until June 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the swap agreement are recorded as “Comprehensive Income” in the equity section of the balance sheet.

Long-term debt at December 31, 2006 and June 30, 2007 consisted of the following:

	December 31, 2006	June 30, 2007
First Lien term loan, at a rate of LIBOR plus 2.25%, with $5,550 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 30, 2012.	$0	$555,000

First Lien term loan, at a rate of LIBOR plus 2.5%, with $1,850 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	171,825	0

Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $387 for the three months ended March 31, 2007), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	98,286	0

Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through December 2012.	2,902	2,687

	273,013	557,687

Less current maturities	2,302	6,028

	$270,711	$551,659

The first lien credit facility entered into on April 3, 2007 is guaranteed by all of the Company’s subsidiaries. The credit facility is also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The credit agreement contains customary representations and warranties and various affirmative and negative covenants. The credit agreement also includes customary events of default, including but not limited to:

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

As of June 30, 2007, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants (issued in connection with the 1997 high-yield debt offering) with a fair value of $963 at June 30, 2007. The Company adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the six months ended June 30, 2007, the Company recorded a loss of $373 as a “(Loss) gain on adjustment of warrants to market” in other (expense) income.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $317 as of June 30, 2007, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

8. NONCASH COMPENSATION EXPENSE

The Company adopted SFAS No. 123R on January 1, 2006 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

During the second quarter of 2007, the Company granted 167,010 shares with a market value of $2,737. The shares vest equally over the next 4 years.

The Company has recognized stock-based compensation of $995 and $1,204 for the six months ended June 30, 2007 and 2006, respectively.

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

10. ACQUISITION

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities dated June 29, 2005. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256,070.

The Company obtained independent third party valuations of real and personal property and certain acquired intangible assets. The following table summarizes the allocation of purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

April 3, 2007
Assets acquired:
Accounts receivable, net	$6,265
Prepaid expenses	1,363
Property, plant and equipment	197,739
Investments	1,207
Goodwill	75,274
Customer base	4,202
Intangible and other assets	2,031

Total assets acquired	288,281
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,421
Unearned revenue	3,031
Deferred income tax liability	18,345

Total liabilities assumed	32,211

Purchase price, net of cash acquired	$256,070

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs of $803 for severance pay and stay bonuses. The restructuring plan also includes $778 of marketing costs associated with rebranding.

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

Overview

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the southeastern United States, as well as two markets in South Dakota. We provide a full suite of video, voice and data services in Huntsville and Montgomery, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee; and Rapid City and Sioux Falls, South Dakota, as well as portions of Minnesota and Iowa. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

The following is a discussion of our consolidated financial condition and results of operations for the six months ended June 30, 2007, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Acquisition

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

The Company used the $555 million proceeds of the Amended and Restated Credit Agreement to fund the $255 million purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing credit facilities dated June 29, 2005. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s consolidated statements since the date of acquisition.

The acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256.1 million. The Company obtained independent third party valuations of real and personal property and certain acquired intangible assets. The acquisition was recorded by allocating the costs of assets acquired, including identifiable intangible assets and liabilities assumed, based on fair value at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of assets acquired and liabilities assumed is recorded as goodwill. The following table summarizes the allocation of purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

April 3, 2007 (in thousands)
Assets acquired:
Accounts receivable, net	$6,265
Prepaid expenses	1,363
Property, plant and equipment	197,739
Investments	1,207
Goodwill	75,274
Customer base	4,402
Intangible assets and other assets	2,031

Total assets acquired	288,281
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,421
Unearned revenue	3,031
Deferred income tax liability	18,345

Total liabilities assumed	32,211

Purchase price, net of cash acquired	$256,070

Homes Passed and Connections

We report homes passed as the number of residential and business units, such as single family homes, apartments and condominium units, passed by our broadband network and listed in our database. Marketable homes passed are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services. Because we deliver multiple services to our customers, we report the total number of connections for video, voice and data rather than the total number of customers. We count each video, voice or data purchase as a separate connection. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. We do not record the purchase of digital video services by an analog video customer as an additional connection. As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. Accordingly, we expect that our number of voice and data connections will grow faster than our video connections and will represent a higher percentage of our total connections in the future.

The following table summarizes the number of marketable homes passed and connections as of June 30, 2006 and 2007.

	JUNE 30,
	2006	2007
Connections:(1)
Video	177,410	224,766
Voice:
On-net	153,038	226,035
Off-net	6,239	6,077
Data	114,633	169,974

Total connections	451,320	626,852

Residential connections	402,175	542,443
Business connections	49,145	84,409
Homes passed	962,391	1,093,448
Marketable homes passed	753,769	883,401

(1)

All of our video and data connections are provided over our networks. Our voice connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. It includes 21,542 and 20,082 lines as of June 30, 2006 and 2007, respectively, using traditional copper telephone lines. Off-net refers to telephone connections provided over telephone lines leased from third parties.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 41.6% and 42.8% of our consolidated revenues for the three and six months ended June 30, 2007, compared to 44.5% and 44.3% for the three and six months ended June 30, 2006.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 34.7% and 32.9% of our consolidated revenues for the three and six months ended June 30, 2007, compared to 32.1% and 32.3% for the three and six months ended June 30, 2006.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.4% and 22.9% of our consolidated revenues for the three and six months ended June 30, 2007, compared to 22.6% and 22.2% for the three and six months ended June 30, 2006.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.3% of our consolidated revenues for the three and six months ended June 30, 2007, compared to .8% and 1.1% for the three and six months ended June 30, 2006.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.4% and 51.1% for the three and six months ended June 30, 2007, compared to 49.3% and 49.4% for the three and six months ended June 30, 2006. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 16.2% and 16.1% for the three and six months ended June 30, 2007, compared to 16.0% for the three and six months ended June 30, 2006.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 5.0% and 4.4% for the three and six months ended June 30, 2007, compared to 3.1% for the three and six months ended June 30, 2006.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 13.1% and 14.8% for the three and six months ended June 30, 2007, compared to 22.1% and 18.8% for the three and six months ended June 30, 2006.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.3% and 1.4% for the three and six months ended June 30, 2007 and 1.5% for the three and six months ended June 30, 2006.

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

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2006 and 2007.

	Three months ended June 30,
	2006	2007
Operating revenues:
Video	45%	42%
Voice	32	35
Data	22	22
Other	1	1

Total	100	100
Operating expenses:
Direct costs	30	30
Selling, operating and administrative	45	40
Depreciation and amortization	26	24
Capital markets activity	2	0

Total	103	94

Operating loss	(3)	6

Interest income	0	0
Interest expense	(14)	(12)
Loss on debt extinguishment	0	(30)
Gain (loss) on interest rate hedge instrument	2	(0)
Loss on adjustment of warrants to market agreement	0	(0)
Other expenses, net	0	0

Total other expense	(12)	(42)

Net loss	(15)	(36)
Preferred stock dividends	(1)	(0)

Net loss attributable to common stockholders	(16)	(36)

Revenues. Operating revenues increased 43.7% from $64.1 million for the three months ended June 30, 2006, to $92.1 million for three months ended June 30, 2007. Operating revenues from video services increased 34.2% from $28.5 million for the three months ended June 30, 2006, to $38.3 million for the same period in 2007. Operating revenues from voice services increased 55.3% from $20.6 million for the three months ended June 30, 2006, to $32.0 million for the same period in 2007. Operating revenues from data services increased 42.6% from $14.5 million for the three months ended June 30, 2006, to $20.6 million for the same period in 2007. Operating revenues from other services increased 127.2% from $533,000 for the three months ended June 30, 2006, to $1.2 million for the same period in 2007.

The increased revenues are due primarily to an increase in the number of connections, from 451,320 as of June 30, 2006, to 626,852 as of June 30, 2007 and rate increases effective in the first quarter of 2007. The additional connections resulted primarily from the PrairieWave acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and,

•	Continued penetration in our mature markets.

Direct Costs. Direct costs increased 46.3% from $18.9 million for the three months ended June 30, 2006, to $27.6 million for the three months ended June 30, 2007. Direct costs of video services increased 42.6% from $14.1 million for the three months ended June 30, 2006, to $20.1 million for the same period in 2007. Direct costs of voice services increased 57.4% from $3.3 million for the three months ended June 30, 2006 to $5.2 million for the same period in 2007. Direct costs of data services increased 128.7% from $455,000 for the three months ended June 30, 2006, to $1.0 million for the same period in 2007. Direct costs of other services increased 34.9% from $118,000 for the three months ended June 30, 2006, to $159,000 for the same period in 2007. Pole attachment and other network rental expenses increased 26.3% from $1.0 million for the three months ended June 30, 2006, to $1.2 million for the same period in 2007. The increase in direct costs was primarily from the acquisition of PrairieWave. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to the PrairieWave acquisition and programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative increased 26.0% from $29.1 million for the three months ended June 30, 2006, to $36.7 million for the three months ended June 30, 2007. The increase in our operating costs, included in selling, general and administrative, is consistent with our acquisition of PrairieWave and growth in connections and customers in 2007, and consists mainly of increases in salaries and wages, sales and marketing and bad debt expense. We incurred one time charges related to travel and other PrairieWave integration costs, included in selling, general and administrative, of $216,000 for the six months ended June 30, 2007. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $412,000 for the three months ended June 30, 2006, to $537,000 for the three months ended June 30, 2007.

Depreciation and amortization. Our depreciation and amortization increased from $16.5 million for the three months ended June 30, 2006, to $22.0 million for the three months ended June 30, 2007 primarily due to the acquisition of PrairieWave. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Interest expense. Interest expense increased from $9.0 million for the three months ended June 30, 2006, to $11.1 million for the three months ended June 30, 2007. The increase in interest expense is primarily a result of the amendment of our term loan due to the PrairieWave acquisition.

Loss on debt extinguishment. We recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities for the six months ended June 30, 2007.

Gain (loss) on interest rate hedge instrument. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. The cap agreement had a fair value of $1.5 million as of December 31, 2006. We terminated this cap agreement on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 6 (Debt) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The Company has recorded a loss of $758,000 for the six months ended June 30, 2007.

Loss on the adjustment of warrants to market. During the three months ended June 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2006 was $9.30 resulting in a $169,000 loss on the adjustment of warrants to market value. During the three months ended June 30, 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2007 was $17.37 resulting in a $85,000 loss on the adjustment of warrants to market.

Preferred stock dividends. We issued 35,506 additional shares of the Series AA preferred stock during the three months ended June 30, 2006, as a stock dividend, and recognized an expense of $355,000 for the three months ended June 30, 2006. All of the outstanding shares of our Series AA preferred stock converted into shares of common stock in June 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $10.2 million and $33.0 million for the three months ended June 30, 2006, and 2007, respectively. We expect net losses to decrease as our business matures.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2006 and 2007.

	Six months ended June 30,
	2006	2007
Operating revenues:
Video	45%	43%
Voice	32	33
Data	22	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	30	30
Selling, operating and administrative	46	41

	Six months ended June 30,
	2006	2007
Depreciation and amortization	27	24
Refinancing expense	1	0

Total	104	95

Operating loss	(4)	5

Interest income	0	0
Interest expense	(14)	(12)
Loss on debt extinguishment	0	(17)
Gain (loss) on interest rate hedge agreement	2	(1)
Gain (loss) on adjustment of warrants to market agreement	(0)	(0)
Other income (expenses), net	(0)	(0)

Total other expense	(12)	(30)

Net loss	(16)	(25)
Preferred stock dividends	(1)	0

Net loss attributable to common stockholders	(17)	(25)

Revenues. Operating revenues increased 27.1% from $126.8 million for the six months ended June 30, 2006, to $161.1 million for six months ended June 30, 2007. Operating revenues from video services increased 22.7% from $56.2 million for the six months ended June 30, 2006, to $69.0 million for the same period in 2007. Operating revenues from voice services increased 29.3% from $41.0 million for the six months ended June 30, 2006, to $53.0 million for the same period in 2007. Operating revenues from data services increased 30.9% from $28.2 million for the six months ended June 30, 2006, to $36.9 million for the same period in 2007. Operating revenues from other services increased 59.6% from $1.4 million for the six months ended June 30, 2006, to $2.2 million for the same period in 2007. The increase in revenues was primarily from the acquisition of PrairieWave.

Direct Costs. Direct costs increased 28.7% from $37.4 million for the six months ended June 30, 2006, to $48.1 million for the six months ended June 30, 2007. Direct costs of video services increased 27% from $27.8 million for the six months ended June 30, 2006, to $35.2 million for the same period in 2007. Direct costs of voice services increased 30.7% from $6.5 million for the six months ended June 30, 2006 to $8.6 million for the same period in 2007. Direct costs of data services increased 87.6% from $874,000 for the six months ended June 30, 2006, to $1.6 million for the same period in 2007. Direct costs of other services increased 25.7% from $256,000 for the six months ended June 30, 2006, to $322,000 for the same period in 2007. Pole attachment and other network rental expenses increased 19% from $2.0 million for the six months ended June 30, 2006, to $2.3 million for the same period in 2007. The increase in direct costs was primarily from the acquisition of PrairieWave.

Selling, general and administrative. Our selling, general and administrative increased 13.4% from $58.6 million for the six months ended June 30, 2006, to $66.4 million for the six months ended June 30, 2007. The increase in our operating costs, included in selling, general and administrative, is consistent with our acquisition of PrairieWave and growth in connections and customers in 2007, and consists mainly of increases in salaries and wages, sales and marketing and bad debt expense. We incurred one time charges related to travel and other PrairieWave integration costs, included in selling, general and administrative, of $216,000 for the six months ended June 30, 2007. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $1.2 million for the six months ended June 30, 2006, to $995,000 for the six months ended June 30, 2007.

Depreciation and amortization. Our depreciation and amortization increased from $33.8 million for the six months ended June 30, 2006, to $38.7 million for the six months ended June 30, 2007 primarily due to the PrairieWave acquisition.

Refinancing expense. We incurred one time charges related to the amendment of our first lien credit facility, as arranged by Credit Suisse, of $1.5 million for the six months ended June 30, 2006.

Interest expense. Interest expense increased from $17.7 million for the six months ended June 30, 2006, to $19.2 million for the six months ended June 30, 2007. The increase in interest expense is primarily a result of the amendment of our term loan for the PrairieWave acquisition.

Loss on debt extinguishment. We recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities for the six months ended June 30, 2007.

Gain (loss) on interest rate hedge instrument. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. We terminated this hedge instrument on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 6 Debt. Our interest rate hedge instrument had a fair value of $1.5 million as of December 31, 2005, and $3.4 million as of June 30, 2006, resulting in a derivative gain of $1.9 million. The cap agreement had a fair value of $1.5 million as of December 31, 2006. The Company has recorded a loss of $758,000 for the six months ended June 30, 2007.

Gain (loss) on the adjustment of warrants to market. During the six months ended June 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2006 was $9.30 resulting in a $391,000 loss on the adjustment of warrants to market value. During the six months ended June 30, 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2007 was $17.37 resulting in a $373,000 loss on the adjustment of warrants to market.

Preferred stock dividends. We issued 74,596 additional shares of the Series AA preferred stock during the six months ended June 30, 2006 as a stock dividend, and recognized an expense of $747,000 for the six months ended June 30, 2006. All of the outstanding shares of our Series AA preferred stock converted into shares of common stock in June 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $21.3 million and $40.0 million for the six months ended June 30, 2006, and 2007, respectively.

Liquidity and Capital Resources

Overview.

On June 29, 2005, the Company entered into a first lien credit agreement and second lien credit agreement providing the Company with aggregate cash proceeds of $280 million. These proceeds, together with cash on hand, were used to repay all amounts outstanding under the Company’s then existing credit facilities and to redeem its 12% senior notes due 2009, which were redeemed on July 29, 2005. The second lien was issued at a discount of 4% for $95 million, which accreted up to a face amount of $99 million on June 29, 2011.

The first lien credit agreement provided for a five-year senior secured $185 million term loan facility and a $25 million revolving loan and credit facility. The first lien term facility, as amended, bore interest at a LIBOR base rate plus 2.5%, with interest due quarterly. The first lien term facility amortized at a rate of 1.0% per annum, payable quarterly, and matured on June 29, 2010. We had the ability to prepay amounts outstanding under the first lien term facility prior to maturity, but we were required to pay a premium if we prepay prior to June 29, 2008, except for prepayments made with the proceeds from the sale of our equity securities.

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

On June 30, 2006, we entered into Amendment No. 1 to the first lien credit agreement dated as of June 29, 2005. The amendment reduced the interest rate on our first lien term loan to LIBOR plus 2.5% from LIBOR plus 5.5%. The amendment also amended certain operating covenants contained in the first lien credit agreement so that they were consistent with those contained in the second lien credit agreement. In accordance with the provisions of the first lien credit agreement, a 2% pre-payment premium, of approximately $3.5 million, was required with this amendment.

As discussed above, the borrowings under our credit facilities bore interest at variable rates and exposed us to interest rate risk. If interest rates increased, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. In 2005, the Company entered into an interest rate hedge instrument for a notional amount of $280 million to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate hedge instrument for $716,000 cash proceeds. The Company has recorded a loss of $758,000 for the six months ended June 30, 2007.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement which provides for a $580 million credit facility, consisting of a $555 million term loan and a $25 million revolving credit facility. On April 3, 2007, the Company received proceeds of the term loan to fund the PrairieWave Holdings, Inc. acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The Company recognized a loss on debt extinguishment of $27.5 million related to the prepayment penalty and the writeoff of debt issuance costs on the existing credit facilities. The $555 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2007, $555 million is outstanding under the term loan and $317,000 is outstanding under the revolving credit facility as unused letter of credits. The credit facility is guaranteed by all of our subsidiaries. The credit facility is also secured by first liens on all of our assets and the assets of our guarantor subsidiaries. The credit agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default.

On May 3, 2007, the Company entered into a new interest rate hedge instrument on a notional amount of $555 million amortizing 1% annually. The swap agreement fixes 100% of the floating rate at 4.977% until June 30, 2010.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25 million revolver to meet our capital spending requirements and to execute our current business plan.

As of June 30, 2007 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of June 30, 2007, we had a net working capital deficit of $10.9 million, compared to a net working capital deficit of $9.7 million as of December 31, 2006.

Net cash provided by operating activities totaled $13.6 million and $31.1 million for the six months ended June 30, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	loss on debt extinguishment

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash gain (loss) on interest rate hedge instrument;

•	provision for bad debt;

•	loss on disposition of assets; and

•	loss on adjustment of warrants to market.

Net cash used by investing activities was $14.8 million and $275.6 million for the six months ended June 30, 2006 and 2007, respectively. Our investing activities for the six months ended June 30, 2006 consisted primarily of $15.9 million of capital expenditures and $128,000 of franchise and other intangible expenditures, partially offset by $73,000 of proceeds from the sale of property and $1.2 million of restricted cash returned. Investing activities for the six months ended June 30, 2007 consisted of $256.1 million of purchase of acquisition, $20.5 million of capital expenditures, $170,000 of franchise and other intangible expenditures, partially offset by $59,000 of proceeds from the sale of property and $1.0 million of restricted cash returned.

Net cash used by our financing activities was $4.2 million for the six months ended June 30, 2006 and net cash provided by financing activities was $255.0 million for the six months ended June 30, 2007. Financing activities for the six months ended June 30, 2006 consisted of $1.1 million in principal payment on debt and $3.5 million of expenditures relate to the issuance of long-term debt partially offset by $332,000 from the exercise of warrants and stock options. For the six months ended June 30, 2007, financing activities consisted of $270.6 million in principal payment on debt, $18.1 million in penalty payments related to debt refinancing, and $13.3 million of expenditures relate to the issuance of long-term debt, offset by $555,000 million proceeds from long term debt, $1.4 million from the exercise of stock options and $716,000 proceeds from the unwind on interest rate hedge instrument.

Capital Expenditures

We spent approximately $20.5 million in capital expenditures during the six months ended June 30, 2007, of which $12.3 million related to the purchase and installation of customer premise equipment, $4.8 million related to plant extensions and enhancements and $3.4 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $39 million in capital expenditures during 2007. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2007. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company used the proceeds from the $555 million term loan to fund the $255 million purchase price and related transaction costs for the PrairieWave acquisition.

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

Recent Accounting Pronouncements

See our notes to condensed consolidated financial statements elsewhere in this filing and related notes thereto contained in our Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments, if used, are employed as risk management tools and not for trading purposes.

We have adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During the third quarter of 2005, we entered into a hedging agreement to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate hedge instrument for $716,000 cash proceeds. The Company has recorded a loss of $758,000 for the six months ended June 30, 2007. The changes in the fair value of the hedge instrument were recorded as a “Gain (loss) on interest rate hedge instrument” in other income (expense) since the hedge instrument was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. On May 3, 2007, the Company entered into a new interest rate hedge instrument on a notional amount of $555 million amortizing 1% annually. The hedge instrument fixes 100% of the floating rate at 4.977% until June 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the hedge instrument are recorded as “Comprehensive Income” in the equity section of the balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2007, we held our annual meeting of stockholders. At the meeting, our stockholders:

•

approved the ratification of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 (with 30,340,874 shares voting in favor, 72,315 shares voting against and 3,351 shares abstaining);

•

re-elected Mr. Alan A. Burgess (with 29,914,117 shares voting in favor and 502,423 shares withholding authority) to our Board of Directors, to serve until the 2009 annual meeting of stockholders and until his successor is duly elected and qualified; and

•

re-elected Mr. Donald W. Burton and Mr. William H. Scott, III (with 29,869,300 shares voting in favor and 547,240 shares withholding authority) to our Board of Directors, to serve until the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualified:

The other directors, whose terms of office continued after the annual meeting, are: Eugene I. Davis, O. Gene Gabbard, Rodger L. Johnson and Campbell N. Lanier.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

10.1	Amended and Restated Credit Agreement, dated as of March 14, 2007, by and among Knology, Inc., the Lenders and Issuers party thereto (as defined therein), Credit Suisse, as Administrative Agent and Collateral Agent, Jefferies & Company, Inc., as Syndication Agent, Royal Bank of Canada and CIT Lending Services Corporation, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended March 31, 2007).

10.2	Revolving Note dated as of April 3, 2007 in favor of Royal Bank of Canada.

10.3	Revolving Note dated as of April 3, 2007 in favor of CoBank, ACB.

10.4	Amended and Restated Pledge and Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., as a Grantor and each other Grantor from time to time party thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.5	Amended and Restated Trademark Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., Knology Broadband, Inc, Valley Telephone Co., LLC, Black Hills FiberCom, LLC and PrairieWave Communications, Inc., each as a Grantor and each other Grantor from time to time party thereto and Credit Suisse, acting through its Cayman Islands Branch, as Collateral Agent.

10.6	Amended and Restated Guaranty, dated as of April 3, 2007, executed by each Guarantor from time to time party thereto in favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and each other holder of an Obligation.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

August 9, 2007	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

August 9, 2007	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer