Form 10-Q
period 2007-09-30
KNOLOGY INC
filed 2007-11-09
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007, Knology, Inc. had 35,294,067 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2006	September 30, 2007 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,577	$37,634
Restricted cash	1,620	1,450
Accounts receivable, net of allowance for doubtful accounts of $687 and $1,228 as of December 31, 2006 and September 30, 2007, respectively	22,511	29,793
Prepaid expenses and other	2,509	3,331

Total current assets	38,217	72,208

PROPERTY, PLANT AND EQUIPMENT, NET	243,831	413,736

GOODWILL	40,834	115,318

CUSTOMER BASE	19	3,919

DEFERRED DEBT ISSUANCE COSTS, NET	9,912	11,800

INTEREST RATE HEDGE INSTRUMENT	1,474	4,934

INVESTMENTS	1,243	2,536

INTANGIBLE AND OTHER ASSETS, NET	1,031	2,965

Total assets	$336,561	$627,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$2,302	$6,098
Accounts payable	19,076	24,935
Accrued liabilities	15,525	26,581
Unearned revenue	10,984	13,419

Total current liabilities	47,887	71,033

NONCURRENT LIABILITIES:
Notes payable	270,711	550,415
Deferred income tax	0	17,477
Warrants	590	652

Total noncurrent liabilities	271,301	568,544

Total liabilities	319,188	639,577

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 34,758,682 and 35,246,336 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	348	352
Additional paid-in capital	584,017	587,467
Accumulated other comprehensive income	0	4,934
Accumulated deficit	(566,992)	(604,914)

Total stockholders’ equity	17,373	(12,161)

Total liabilities and stockholders’ equity	$336,561	$627,416

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
OPERATING REVENUES:
Video	$29,067	$38,299	$85,296	$107,307
Voice	20,426	31,808	61,446	84,292
Data	14,862	20,900	43,065	57,811
Other	895	1,320	2,255	3,490

Total operating revenues	65,250	92,327	192,062	252,900

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	18,958	28,758	56,361	76,786
Selling, general and administrative expenses	29,438	36,023	87,995	102,303
Depreciation and amortization	17,316	23,276	51,165	61,997
Capital markets activity	105	235	1,623	235

Total operating expenses	65,817	88,292	197,144	241,321

OPERATING (LOSS) INCOME	(567)	4,035	(5,082)	11,579

OTHER INCOME (EXPENSE):
Interest income	69	206	258	448
Interest expense	(8,258)	(11,101)	(25,925)	(30,349)
Loss on debt extinguishment	0	0	0	(27,375)
(Loss) gain on interest rate derivative instrument	(1,718)	0	150	(758)
(Loss) gain on adjustment of warrants to market	(34)	35	(425)	(338)
Other income (expense), net	13	95	8	8

Total other expense	(9,928)	(10,765)	(25,934)	(58,364)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(10,495)	(6,730)	(31,016)	(46,785)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,251)	0	8,499	0	8,863

NET INCOME (LOSS)	(10,495)	1,769	(31,016)	(37,922)
PREFERRED STOCK DIVIDENDS	0	0	(747)	0

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,495)	$1,769	$(31,763)	$(37,922)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.30)	$(0.19)	$(1.19)	$(1.33)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.00	0.24	0.00	0.25

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.30)	$0.05	$(1.19)	$(1.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,728,452	35,194,637	26,641,451	35,014,405

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,015)	$(37,922)
Income and gain on discontinued operations	0	8,863

Loss from continuing operations	(31,015)	(46,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,165	61,997
Noncash gain on discontinued operations	0	860
Loss on debt extinguishment	0	9,251
Non-cash stock option compensation	1,617	1,591
Accretion of second lien term loan	495	169
Non-cash bank loan interest expense	2,756	2,347
Non-cash (gain) loss on interest rate derivative instrument	(150)	758
Provision for bad debt	2,431	3,313
Loss (gain) on disposition of assets	(2)	1
Loss on adjustment of warrants to market	425	338
Changes in operating assets and liabilities:
Accounts receivable	(3,762)	(4,540)
Prepaid expenses and other	(326)	504
Accounts payable	412	(1,555)
Accrued liabilities	(1,374)	8,141
Unearned revenue	304	(1,036)

Total adjustments	53,991	82,139

Net cash provided by operating activities from continuing operations	22,976	35,354

Net cash provided by operating activities from discontinued operations	0	497

Net cash provided by operating activities	22,976	35,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,754)	(33,218)
Purchase of PrairieWave	0	(256,195)
Franchise and other intangible expenditures	(189)	(311)
Proceeds from sale of property	101	160
Proceeds from sale of directory business	0	6,879
Receivable from sale of directory business	0	860
Change in restricted cash	1,718	170

Net cash used in investing activities	(20,124)	(281,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	555,000
Principal payments on debt and short-term borrowings	(1,669)	(272,148)
Expenditures related to issuance of long term debt	(3,464)	(13,294)
Stock options exercised	478	1,586
Proceeds from unwind of interest rate derivative instrument	0	716
Proceeds from exercised warrants	2	1

Net cash used in (provided by) financing activities	(4,653)	271,861

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,801)	26,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,183	11,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,382	$37,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$23,333	$21,788

Cash paid during the periods for income taxes	$0	$0

Non-cash financing activities:
Debt acquired in capital lease transactions	$14	$336

Preferred stock dividend paid in kind	$747	$0

Preferred stock conversion to common	$19,285	$0

Detail of acquisition:
Accounts receivables, net	0	6,287
Prepaid expenses	0	1,363
Property, plant and equipment	0	197,729
Goodwill	0	75,234
Customer base	0	4,402
Intangible and other assets	0	2,031
Investments	0	1,292
Accounts payable	0	(7,414)
Accrued liabilities	0	(2,914)
Unearned revenue	0	(3,470)
Deferred income tax	0	(18,345)

Cash paid for acquisition, net of cash acquired of $2,680	$0	$256,195

See notes to condensed consolidated financial statements

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

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

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s consolidated financial statements since the date of acquisition.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company operates as one operating segment.

In 2006, the Company revised its presentation of pole attachment rent and network hub rent costs to classify them as a component of direct costs. The Company had previously classified these costs as selling, general and administrative expenses. The reclassification amounted to $999 and $2,959 for the three and nine months ended September 30, 2006, respectively. Certain other prior year amounts have been reclassified to conform to current year presentation. Corresponding changes have been made to the Company’s Condensed Consolidated Balance Sheet and Statements of Operations as appropriate.

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

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market funds with commercial banks and financial institutions.

Restricted Cash

As of September 30, 2006, the Company has $1,820 of cash that was restricted in use, all of which the Company has pledged as collateral for amounts potentially payable under certain insurance and surety bond agreements. As of September 30, 2007, the Company has $1,450 of cash that is restricted in use, $590 of which the Company has pledged as collateral related to certain insurance and surety bond agreements. The remaining $860 is in escrow in connection to the sale of discontinued operations.

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

In 2005, the Company entered into an interest rate cap agreement for a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds. The Company has recorded a loss of $758 for the nine months ended September 30, 2007. The changes in the fair value of the cap agreement were recorded as a “Gain (loss) on interest rate cap agreement” in other income (expense) since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

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

On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555,000 amortizing 1% annually. The swap agreement fixes 100% of the floating rate debt at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the swap agreement are recorded as “Accumulated other comprehensive income” in the equity section of the balance sheet.

Long-term debt at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
First Lien term loan, at a rate of LIBOR plus 2.25%, with $5,550 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 30, 2012.	$0	$553,612

First Lien term loan, at a rate of LIBOR plus 2.5%, with $1,850 annual principal amortization, interest payable quarterly with final principal and any unpaid interest due June 29, 2010.	171,825	0

Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (8.5% cash and 1.5% PIK, $387 for the three months ended March 31, 2007), interest payable quarterly, with principal and any unpaid interest due June 29, 2011.	98,286	0

Capitalized lease obligation, at rates between 7% and 8%, with monthly principal and interest payments through December 2012.	2,902	2,901

	273,013	556,513

Less current maturities	2,302	6,098

	$270,711	$550,415

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

As of September 30, 2007, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants issued in connection with the 1997 high-yield debt offering with a fair value of $652 at September 30, 2007. The warrants to purchase 38,943 shares of common stock for an exercise price of $.10 per share expire in October 2007. For the nine months ended September 30, 2007, the Company has received $1 for the exercise of 16,501 warrants. The Company adjusts the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the nine months ended September 30, 2007, the Company recorded a loss of $338 as a “(Loss) gain on adjustment of warrants to market” in other (expense) income.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $1,526 as of September 30, 2007, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

8. NONCASH COMPENSATION EXPENSE

The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

During the third quarter of 2007, the Company granted 28,185 shares with a market value of $456. The shares vest equally over the next four years.

The Company has recognized stock-based compensation of $1,591 and $1,617 for the nine months ended September 30, 2007 and 2006, respectively.

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

10. ACQUISITION

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc., a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities dated June 29, 2005. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256,195.

The Company obtained independent third party valuations of real and personal property and certain acquired intangible assets. The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs as of September 30, 2007.

September 30, 2007
Assets acquired:
Accounts receivable, net	$6,287
Prepaid expenses	1,363
Property, plant and equipment	197,729
Investments	1,292
Goodwill	75,234
Customer base	4,402
Intangible and other assets	2,031

Total assets acquired	288,338
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	2,914
Unearned revenue	3,470
Deferred income tax liability	18,345

Total liabilities assumed	32,143

Purchase price, net of cash acquired of $2,680	$256,195

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$803	$778
Payments	(238)	0

Accrual Balance at September 30, 2007	$565	$778

11. DISPOSAL OF DISCONTINUED OPERATIONS

On September 7, 2007, the Company sold its telephone directory business to Yellow Book USA for $8,600. The directory serves communities in Rapid City and the Northern Black Hills, South Dakota; and in Northeastern Wyoming. This business was included in the PrairieWave acquisition in April 2007, but is a non-core business outside of the Company’s strategic video, voice and data products and services. The Company has received cash proceeds of $8,600, of which $860 was placed in escrow, and will be paid out in September 2008, subject to any indemnification claims by Yellow Book. After recording transaction costs of $139 and disposing of net assets of $210, the company recorded a gain of $8,251. The net income associated with the directory business since the April 3, 2007 acquisition is presented separately in the statement of operations as income from discontinued operations.

12. SUBSEQUENT EVENTS

On November 2, 2007, the Company entered into a definitive agreement to acquire Graceba Total Communications Group, Inc., a voice, video, and high-speed internet broadband services provider in Dothan, Alabama. The Company will pay cash consideration of $75,000, subject to certain closing adjustments. The Company has obtained a financing commitment from certain banks for $59,000 and expects to use cash on hand of $16,000 to fund the transaction. The closing is expected to occur during the first quarter of 2008, subject to the satisfaction of closing conditions, including receipt of regulatory approvals with respect to the municipal franchises.

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

The following is a discussion of our consolidated financial condition and results of operations for the nine months ended September 30, 2007, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

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

The acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256.1 million. The Company obtained independent third party valuations of real and personal property and certain acquired intangible assets. The acquisition was recorded by allocating the costs of assets acquired, including identifiable intangible assets and liabilities assumed, based on fair value at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of assets acquired and liabilities assumed is recorded as goodwill. The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities assumed and direct acquisition costs as of September 30, 2007.

September 30, 2007 (in thousands)
Assets acquired:
Accounts receivable, net	$6,287
Prepaid expenses	1,363
Property, plant and equipment	197,729
Investments	1,292
Goodwill	75,234
Customer base	4,402
Intangible assets and other assets	2,031

Total assets acquired	288,338
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	2,914
Unearned revenue	3,470
Deferred income tax liability	18,345

Total liabilities assumed	32,143

Purchase price, net of cash acquired	$256,195

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

The following table summarizes the number of marketable homes passed and connections as of September 30, 2006 and 2007.

	SEPTEMBER 30,
	2006	2007
Connections:(1)
Video	178,708	227,810
Voice:
On-net	154,198	229,039
Off-net	6,164	6,001
Data:
High Speed Data	119,397	173,253
Dial-up	0	3,294

Total connections	458,467	639,397

Residential connections	408,995	551,996
Business connections	49,472	87,401
Homes passed	965,678	1,095,492
Marketable homes passed	756,568	885,419

(1)

All of our video connections are provided over our networks. Our voice and data connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. Voice connections include 20,973 and 19,836 lines as of September 30, 2006 and 2007, respectively, using traditional copper telephone lines. Off-net refers to voice or data connections provided over lines leased from third parties.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 41.5% and 42.4% of our consolidated revenues for the three and nine months ended September 30, 2007, compared to 44.5% and 44.4% for the three and nine months ended September 30, 2006.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 34.5% and 33.3% of our consolidated revenues for the three and nine months ended September 30, 2007, compared to 31.3% and 32.0% for the three and nine months ended September 30, 2006.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.6% and 22.9% of our consolidated revenues for the three and nine months ended September 30, 2007, compared to 22.8% and 22.4% for the three and nine months ended September 30, 2006.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.4% of our consolidated revenues for the three and nine months ended September 30, 2007, compared to 1.4% and 1.2% for the three and nine months ended September 30, 2006.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with AT&T, Bright House, Charter, Comcast, Mediacom, MidContinent Communications and Time Warner. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T, Verizon and Qwest Communications are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, Comcast and other providers.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 54.2% and 52.2% for the three and nine months ended September 30, 2007, compared to 48.6% and 49.1% for the three and nine months ended September 30, 2006. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 16.2% and 16.1% for the three and nine months ended September 30, 2007, compared to 15.8% and 15.9% for the three and nine months ended September 30, 2006.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 4.6% and 4.5% for the three and nine months ended September 30, 2007, compared to 3.0% and 3.1% for the three and nine months ended September 30, 2006.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 19.5% and 16.6% for the three and nine months ended September 30, 2007, compared to 17.2% and 18.2% for the three and nine months ended September 30, 2006.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.8% and 1.6% for the three and nine months ended September 30, 2007 and 1.5% for the three and nine months ended September 30, 2006.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2006 and 2007.

	Three months ended September 30,
	2006	2007
Operating revenues:
Video	45%	42%
Voice	31	34
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	29	31
Selling, operating and administrative	45	39
Depreciation and amortization	27	25

Total	101	95

Operating loss	(1)	5
Interest income	0	0
Interest expense	(13)	(12)
Loss on interest rate hedge instrument	(2)	0
Loss on adjustment of warrants to market agreement	0	0
Other expenses, net	0	0

Total other expense	(15)	(12)

Loss before discontinued operations	(16)	(7)
Income from discontinued operations	0	9

Net income (loss)	(16)	2

Revenues. Operating revenues increased 41.5% from $65.3 million for the three months ended September 30, 2006, to $92.3 million for three months ended September 30, 2007. Operating revenues from video services increased 31.8% from $29.1 million for the three months ended September 30, 2006, to $38.3 million for the same period in 2007. Operating revenues from voice services increased 55.7% from $20.4 million for the three months ended September 30, 2006, to $31.8 million for the same period in 2007.

Operating revenues from data services increased 40.6% from $14.9 million for the three months ended September 30, 2006, to $20.9 million for the same period in 2007. Operating revenues from other services increased 47.4% from $895,000 for the three months ended September 30, 2006, to $1.3 million for the same period in 2007.

The increased revenues are due primarily to an increase in the number of connections, from 458,467 as of September 30, 2006, to 639,397 as of September 30, 2007 and rate increases effective in the first and second quarter of 2007. The additional connections resulted primarily from the PrairieWave acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and,

•	Continued penetration in our mature markets.

Direct Costs. Direct costs increased 51.7% from $19.0 million for the three months ended September 30, 2006, to $28.8 million for the three months ended September 30, 2007. Direct costs of video services increased 46.9% from $14.1 million for the three months ended September 30, 2006, to $20.8 million for the same period in 2007. Direct costs of voice services increased 59.3% from $3.2 million for the three months ended September 30, 2006 to $5.1 million for the same period in 2007. Direct costs of data services increased 116% from $443,000 for the three months ended September 30, 2006, to $958,000 for the same period in 2007. Direct costs of other services increased 67.4% from $154,000 for the three months ended September 30, 2006, to $258,000 for the same period in 2007. Pole attachment and other network rental expenses increased 63.6% from $1.0 million for the three months ended September 30, 2006, to $1.6 million for the same period in 2007. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to the PrairieWave acquisition and programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 22.4% from $29.4 million for the three months ended September 30, 2006, to $36.0 million for the three months ended September 30, 2007. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our growth in connections and customers in third quarter of 2007, and consists mainly of increases in salaries and wages items such as overtime and commissions. We incurred one time charges related to travel and other PrairieWave integration costs, included in selling, general and administrative expenses, of $303,000 for the three months ended September 30, 2007. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased from $413,000 for the three months ended September 30, 2006, to $595,000 for the three months ended September 30, 2007.

Depreciation and amortization. Our depreciation and amortization increased from $17.3 million for the three months ended September 30, 2006, to $23.3 million for the three months ended September 30, 2007 primarily due to the acquisition of PrairieWave and new capital expenditures.

Interest expense. Interest expense increased from $8.3 million for the three months ended September 30, 2006, to $11.1 million for the three months ended September 30, 2007. The increase in interest expense is primarily a result of the amendment of our term loan due to the PrairieWave acquisition.

Loss on interest rate hedge instrument. Our loss on interest rate hedge instrument has decreased from $1.7 million for the three months ended September 30, 2006 to $0 for the three months ended September 30, 2007. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. The agreement had a fair value of $1.5 million as of December 31, 2006. We terminated this agreement on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 6 (Debt) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Loss on the adjustment of warrants to market. During the three months ended September 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2006 was $9.92 resulting in a $34,000 loss on the adjustment of warrants to market value. During the three months ended September 30, 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on June 30, 2007 was $16.73 resulting in a $35,000 gain on the adjustment of warrants to market.

Loss from continuing operations. We incurred a loss from continuing operations of $10.5 million and $6.7 million for the three months ended September 30, 2006, and 2007, respectively. We expect our loss from continuing operations to decrease as our business matures.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book for $8.6 million. This business was included in the April 2007 acquisition of PrairieWave. After recording transactions costs of $139,000 and writing off net assets of $210,000, the company recorded a gain of $8.3 million. The net income for the three months ended September 30, 2007 was $248,000 and is also presented in income from discontinued operations.

Net income (loss) attributable to common stockholders. We incurred a net loss attributable to common stockholders of $10.5 million and a net income of $1.7 million for the three months ended September 30, 2006, and 2007, respectively. The increase is due to the gain on the sale of discontinued operations. We expect net losses to decrease as our business matures.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2006 and 2007.

	Nine months ended September 30,
	2006	2007
Operating revenues:
Video	44%	43%
Voice	32	33
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	29	30
Selling, operating and administrative	46	40
Depreciation and amortization	27	25
Capital markets activity expense	1	0

Total	103	95

Operating loss	(3)	5

Interest income	0	0
Interest expense	(13)	(12)
Loss on debt extinguishment	0	(11)
Gain (loss) on interest rate hedge agreement	0	(0)
Loss on adjustment of warrants to market agreement	(0)	(0)
Other income (expenses), net	0	0

Total other expense	(13)	(23)

Loss from continuing operations	(16)	(18)
Income from discontinued operations	(0)	3

Net loss	(16)	(15)

Preferred stock dividends	(1)	0

Net loss attributable to common stockholders	(17)	(15)

Revenues. Operating revenues increased 31.7% from $192.1 million for the nine months ended September 30, 2006, to $252.9 million for the nine months ended September 30, 2007. Operating revenues from video services increased 25.8% from $85.3 million for the nine months ended September 30, 2006, to $107.3 million for the same period in 2007. Operating revenues from voice services increased 37.2% from $61.4 million for the nine months ended September 30, 2006, to $84.3 million for the same period in 2007. Operating revenues from data services increased 34.2% from $43.1 million for the nine months ended September 30, 2006, to $57.8 million for the same period in 2007. Operating revenues from other services increased 54.8% from $2.3 million for the nine months ended September 30, 2006, to $3.5 million for the same period in 2007. The increase in revenues was primarily from the acquisition of PrairieWave.

Direct Costs. Direct costs increased 36.2% from $56.4 million for the nine months ended September 30, 2006, to $76.8 million for the nine months ended September 30, 2007. Direct costs of video services increased 33.7% from $41.9 million for the nine months ended September 30, 2006, to $56.0 million for the same period in 2007. Direct costs of voice services increased 39.2% from $9.8 million for the nine months ended September 30, 2006 to $13.6 million for the same period in 2007. Direct costs of data services increased 97.2% from $1.3 million for the nine months ended September 30, 2006, to $2.6 million for the same period in 2007. Direct costs of other services increased 41.4% from $410,000 for the nine months ended September 30, 2006, to $580,000 for the same period in 2007. Pole attachment and other network rental expenses increased 34.1% from $3.0 million for the nine months ended September 30, 2006, to $4.0 million for the same period in 2007. The increase in direct costs was primarily from the acquisition of PrairieWave.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 16.3% from $88.0 million for the nine months ended September 30, 2006, to $102.3 million for the nine months ended September 30, 2007. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our acquisition of PrairieWave and growth in connections and customers in 2007, and consists mainly of increases in salaries and wages, sales and marketing and bad debt expense. We incurred one time charges related to travel and other PrairieWave integration costs, included in selling, general and administrative expenses, of $519,000 for the nine months ended September 30, 2007.

Depreciation and amortization. Our depreciation and amortization increased from $51.2 million for the nine months ended September 30, 2006, to $62.0 million for the nine months ended September 30, 2007 primarily due to the PrairieWave acquisition.

Capital markets activity expense. We incurred one time refinancing charges related to the amendment of our first lien credit facility, as arranged by Credit Suisse, of $1.6 million for the nine months ended September 30, 2006. We incurred one time legal fees related to a potential acquisition of $235,000 for the nine months ended September 30, 2007.

Interest expense. Interest expense increased from $25.9 million for the nine months ended September 30, 2006, to $30.3 million for the nine months ended September 30, 2007. The increase in interest expense is primarily a result of the amendment of our term loan for the PrairieWave acquisition.

Loss on debt extinguishment. We recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities for the nine months ended September 30, 2007.

Gain (loss) on interest rate hedge instrument. Our loss on interest rate hedge instrument has increased from a gain of $150,000 for the nine months ended September 30, 2006 to a loss of $758,000 for the nine months ended September 30, 2007. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. We terminated this hedge instrument on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 6 (Debt) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Loss on the adjustment of warrants to market. During the nine months ended September 30, 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2006 was $9.92 resulting in a $425,000 loss on the adjustment of warrants to market value. During the nine months ended September 30, 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on September 30, 2007 was $16.73 resulting in a $338,000 loss on the adjustment of warrants to market.

Loss from continuing operations. We incurred a loss from continuing operations of $31.0 million and $46.8 million for the nine months ended September 30, 2006, and 2007, respectively. We expect our loss from continuing operations to decrease as our business matures.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book for $8.6 million. This business was included in the April 2007 acquisition of PrairieWave. After recording transactions costs of $139,000 and writing off net assets of $210,000, the company recorded a gain of $8.3 million. The net income for the nine months ended September 30, 2007 was $612,000 and is also presented in income from discontinued operations.

Preferred stock dividends. We issued 74,596 additional shares of the Series AA preferred stock during the nine months ended September 30, 2006 as a stock dividend, and recognized an expense of $747,000 for the nine months ended September 30, 2006. All of the outstanding shares of our Series AA preferred stock converted into shares of common stock in June 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $31.8 million and $37.9 million for the nine months ended September 30, 2006, and 2007, respectively.

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

As discussed above, the borrowings under our credit facilities bore interest at variable rates and exposed us to interest rate risk. If interest rates increased, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. In 2005, the Company entered into an interest rate hedge instrument for a notional amount of $280 million to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate hedge instrument for $716,000 cash proceeds. The Company has recorded a loss of $758,000 for the nine months ended September 30, 2007.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement which provides for a $580 million credit facility, consisting of a $555 million term loan and a $25 million revolving credit facility. On April 3, 2007, the Company received proceeds of the term loan to fund the PrairieWave Holdings, Inc. acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The Company recognized a loss on debt extinguishment of $27.5 million related to the prepayment penalty and the writeoff of debt issuance costs on the existing credit facilities. The $555 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of September 30, 2007, $553.6 million is outstanding under the term loan and $1.5 million is outstanding under the revolving credit facility as unused letter of credits. The credit facility is guaranteed by all of our subsidiaries. The credit facility is also secured by first liens on all of our assets and the assets of our guarantor subsidiaries. The credit agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default.

On May 3, 2007, the Company entered into a new interest rate hedge instrument to mitigate interest rate risk on a notional amount of $555 million amortizing 1% annually. The swap agreement fixes 100% of the floating rate at 4.977% until July 3, 2010.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25 million revolver to meet our capital spending requirements and to execute our current business plan.

As of September 30, 2007 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of September 30, 2007, we had net working capital of $827,000, compared to a net working capital deficit of $9.7 million as of December 31, 2006.

Net cash provided by operating activities from continuing operations totaled $23.0 million and $35.9 million for the nine months ended September 30, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash gain on discontinued operations;

•	loss on debt extinguishment;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash gain (loss) on interest rate hedge instrument;

•	provision for bad debt;

•	loss (gain) on disposition of assets; and

•	loss on adjustment of warrants to market.

Net cash used by investing activities from continuing operations was $20.1 million and $281.6 million for the nine months ended September 30, 2006 and 2007, respectively. Our investing activities for the nine months ended September 30, 2006 consisted primarily of $21.8 million of capital expenditures, partially offset by $1.7 million of restricted cash returned. Investing activities from continuing operations for the nine months ended September 30, 2007 consisted of $256.5 million for the purchase of PrairieWave Holdings and $33.2 million of capital expenditures, offset by $7.7 million proceeds and receivable from the sale of the directory business.

Net cash used by our financing activities was $4.7 million for the nine months ended September 30, 2006 and net cash provided by financing activities was $271.9 million for the nine months ended September 30, 2007. Financing activities for the nine months ended September 30, 2006 consisted of $1.7 million in principal payment on debt and $3.5 million of expenditures related to the issuance of long-term debt partially offset by $478,000 from the exercise of warrants and stock options. For the nine months ended September 30, 2007, financing activities consisted of $272.1 million in principal payments on debt and $13.3 million of expenditures related to the issuance of long-term debt, offset by $555 million proceeds from long term debt, $1.6 million from the exercise of stock options and $716,000 proceeds from the unwind on interest rate hedge instrument.

Capital Expenditures.

We spent approximately $33.2 million in capital expenditures during the nine months ended September 30, 2007, of which $20.7 million related to the purchase and installation of customer premise equipment, $7.3 million related to plant extensions and enhancements and $5.2 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $40 to 42 million in capital expenditures during 2007. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2007. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

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

In 2008, we intend to expand into Dothan, Alabama through the $75 million acquisition of Graceba Total Communications Group, Inc., which we announced November 2007. We have obtained a financing commitment from certain banks for $59 million and expect to use cash on hand of $16 million to fund the transaction. See Note 12 (Subsequent Events) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments, if used, are employed as risk management tools and not for trading purposes.

We have adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During the third quarter of 2005, we entered into a hedging agreement to cap our adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate hedge instrument for $716,000 cash proceeds. The Company has recorded a loss of $758,000 for the nine months ended September 30, 2007. The changes in the fair value of the hedge instrument were recorded as a “Gain (loss) on interest rate hedge instrument” in other income (expense) since the hedge instrument was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. On May 3, 2007, the Company entered into a new interest rate hedge instrument to mitigate interest rate risk on a notional amount of $555 million amortizing 1% annually. The hedge instrument fixes 100% of the floating rate at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the hedge instrument are recorded as “Comprehensive Income” in the equity section of the balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

I TEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

November 9, 2007	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

November 9, 2007	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer