Form 10-Q/A
period 2007-06-30
KNOLOGY INC
filed 2008-03-14
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

By filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”), we are amending in its entirety the following information as set forth in our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (as originally filed with the Securities and Exchange Commission on August 9, 2007, the “Form 10-Q”): (1) the information contained in Item 1 of Part I, under the caption “Financial Information,” and (2) the information contained in Item 2 of Part I, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Form 10-Q/A includes only the amended versions of the information set forth in Item 1 of Part I and Item 2 of Part I of the previously filed Form 10-Q, as that information is the only information that is being amended. In addition, we have included a currently dated signature page and certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

We are filing this Form 10-Q/A to revise its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows and to include previously omitted Unaudited Pro Forma Results of Operations for the three and six month periods ended June 30, 2006 and 2007 in connection with our April 3, 2007 acquisition of PrairieWave Holdings, Inc. We also have revised our Condensed Consolidated Statements of Cash Flows to conform to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, by (i) reclassifying the prepayment penalty related debt refinance in financing activities, to loss on debt extinguishment in operating activities, and (ii) showing separately the cash flows related to our discontinued operations.

This Form 10-Q/A continues to speak (and present financial and other information) as of August 9, 2007, the date of the original filing of our Form 10-Q. We have not attempted to modify or update the other information in the previously filed Form 10-Q to reflect any other changes or events occurring after the original filing date, except as expressly described above, or as otherwise required to reflect the effects of the amended information.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2006	June 30, 2007 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,577	$22,111
Restricted cash	1,620	590
Accounts receivable, net of allowance for doubtful accounts of $687 and $1,404 as of December 31, 2006 and June 30, 2007, respectively	22,511	29,726
Prepaid expenses and other	2,509	3,312

Total current assets	38,217	55,739

PROPERTY, PLANT AND EQUIPMENT, NET	243,831	423,550

GOODWILL	40,834	98,441

CUSTOMER BASE	19	4,167

DEFERRED DEBT ISSUANCE COSTS, NET	9,912	12,548

INTEREST RATE HEDGE INSTRUMENT	1,474	4,219

INVESTMENTS	1,243	2,451

INTANGIBLE AND OTHER ASSETS, NET	1,031	2,426

Total assets	$336,561	$603,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$2,302	$6,028
Accounts payable	19,076	22,911
Accrued liabilities	15,525	22,425
Unearned revenue	10,984	15,270

Total current liabilities	47,887	66,634

NONCURRENT LIABILITIES:
Notes payable	270,711	551,659
Warrants	590	963

Total noncurrent liabilities	271,301	552,622

Total liabilities	319,188	619,256

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 34,758,682 and 35,182,451 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	348	352
Additional paid-in capital	584,017	586,397
Comprehensive income	0	4,219
Accumulated deficit	(566,992)	(606,683)

Total stockholders’ equity	17,373	(15,715)

Total liabilities and stockholders’ equity	$336,561	$603,541

See notes to condensed consolidated financial statements.

3

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

4

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,521)	$(39,691)
Income and gain on discontinued operations	0	364

Loss from continuing operations	(20,521)	(40,055)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,849	38,721
Loss on debt extinguishment	0	9,251
Non-cash stock option compensation	1,204	995
Accretion of second lien term loan	330	169
Non-cash bank loan interest expense	1,666	1,607
Non-cash (gain) loss on interest rate hedge instrument	(1,868)	758
Provision for bad debt	1,479	1,404
Loss on disposition of assets	13	92
Loss on adjustment of warrants to market	391	373
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	(2,355)
Prepaid expenses and other	398	517
Accounts payable	(344)	(3,579)
Accrued liabilities	(1,998)	3,869
Unearned revenue	245	865

Total adjustments	34,124	52,687

Net cash provided by operating activities from continuing operations	13,603	12,632

Net cash provided by operating activities from discontinued operations	0	364

Net cash provided by operating activities	13,603	12,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,949)	(20,476)
Purchase of PrairieWave	0	(256,070)
Franchise and other intangible expenditures	(128)	(170)
Proceeds from sale of property	73	59
Change in restricted cash	1,202	1,030

Net cash used in investing activities	(14,802)	(275,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	555,000
Principal payments on debt and short-term borrowings	(1,108)	(270,637)
Expenditures related to issuance of long term debt	(3,464)	(13,302)
Stock options exercised	330	1,388
Proceeds from unwind of interest rate hedge instrument	0	716
Proceeds from exercised warrants	2	0

Net cash used in (provided by) financing activities	(4,240)	273,165

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,439)	10,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,183	11,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,744	$22,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$15,130	$15,054

Non-cash financing activities:
Debt acquired in capital lease transactions	$14	$0

Preferred stock dividend paid in kind	$747	$0

Preferred stock conversion to common	$19,285	$0

Detail of acquisition:
Accounts receivables, net	0	6,265
Prepaid expenses	0	1,363
Property, plant and equipment	0	197,739
Goodwill	0	57,607
Customer base	0	4,402
Intangible and other assets	0	1,353
Investments	0	1,207
Accounts payable	0	(7,414)
Accrued liabilities	0	(3,031)
Unearned revenue	0	(3,421)

Net cash paid for acquisition	$0	$256,070

See notes to condensed consolidated financial statements

5

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

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc. (“PrairieWave”), a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s presented consolidated financial statements since the date of acquisition.

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

Intangible assets as of December 31, 2006 and June 30, 2007, respectively, were as follows:

	December 31, 2006	June 30, 2007	Amortization Period (Years)
Customer base	$460	$4,862	2-5
Other	914	2,427	4-10

Gross carrying value of intangible assets subject to amortization	1,374	7,289
Less accumulated amortization	742	1,118

Net carrying value of intangible assets subject to amortization	$632	$6,171

Goodwill	$40,834	$98,441

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

The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities dated June 29, 2005. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256,070. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of PrairieWave, none of the Goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs as of June 30, 2007.

June 30, 2007
Assets acquired:
Accounts receivable, net	$6,265
Prepaid expenses	1,363
Property, plant and equipment	197,739
Investments	1,207
Goodwill	57,607
Customer base	4,402
Intangible and other assets	1,353

Total assets acquired	269,936
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,031
Unearned revenue	3,421

Total liabilities assumed	13,866

Purchase price, net of cash acquired	$256,070

The amounts reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$803	$778
Payments	(29)	0

Accrual Balance at June 30, 2007	$774	$778

11. UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2007 assume that the acquisition occurred on January 1 of the presented year. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of the operations had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

	3 months ended June 30, 2006	3 months ended June 30, 2007	6 months ended June 30, 2006	6 months ended June 30, 2007
Operating revenues	$86,059	$92,873	$170,138	$184,866
Loss before extraordinary items	(11,600)	(5,234)	(23,755)	(12,772)
Net loss from continuing operations	(11,600)	(5,234)	(23,755)	(12,772)
Net loss per share from continuing operations	(.47)	(.15)	(.97)	(.37)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

April 3, 2007 (in thousands)
Assets acquired:
Accounts receivable, net	$6,265
Prepaid expenses	1,363
Property, plant and equipment	197,739
Investments	1,207
Goodwill	57,607
Customer base	4,402
Intangible assets and other assets	1,353

Total assets acquired	269,936
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,031
Unearned revenue	3,421

Total liabilities assumed	13,866

Purchase price, net of cash acquired	$256,070

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

Net cash provided by operating activities totaled $13.6 million and $13.0 million for the six months ended June 30, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

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

Net cash used by our financing activities was $4.2 million for the six months ended June 30, 2006 and net cash provided by financing activities was $273.2 million for the six months ended June 30, 2007. Financing activities for the six months ended June 30, 2006 consisted of $1.1 million in principal payment on debt and $3.5 million of expenditures relate to the issuance of long-term debt partially offset by $332,000 from the exercise of warrants and stock options. For the six months ended June 30, 2007, financing activities consisted of $270.6 million in principal payment on debt, and $13.3 million of expenditures relate to the issuance of long-term debt, offset by $555.0 million proceeds from long term debt, $1.4 million from the exercise of stock options and $716,000 proceeds from the unwind on interest rate hedge instrument.

Capital Expenditures

We spent approximately $20.5 million in capital expenditures during the six months ended June 30, 2007, of which $12.3 million related to the purchase and installation of customer premise equipment, $4.8 million related to plant extensions and enhancements and $3.4 related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $39.3 million in capital expenditures during 2007. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2007. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

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

KNOLOGY, INC.

March 14, 2008	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

March 14, 2008	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer