Form 10-Q/A
period 2007-09-30
KNOLOGY INC
filed 2008-03-14
CIK 1096788

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

EXPLANATORY NOTE

By filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”), we are amending in its entirety the information contained in Item 1 of Part I, under the caption “Financial Information,” of our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (as originally filed with the Securities and Exchange Commission on August 9, 2007, the “Form 10-Q”). This Form 10-Q/A includes only the amended version of the information set forth in Item 1 of Part I of the previously filed Form 10-Q, as that information is the only information that is being amended. In addition, we have included a currently dated signature page and certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

We are filing this Form 10-Q/A to revise its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows and to include previously omitted Unaudited Pro Forma Results of Operations for the three and nine month periods ended September 30, 2006 and 2007 in connection with our April 3, 2007 acquisition of PrairieWave Holdings, Inc.

This Form 10-Q/A continues to speak (and present financial and other information) as of November 9, 2007, the date of the original filing of our Form 10-Q. We have not attempted to modify or update the other information in the previously filed Form 10-Q to reflect any other changes or events occurring after the original filing date, except as expressly described above, or as otherwise required to reflect the effects of the amended information.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2006	September 30, 2007 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,577	$37,634
Restricted cash	1,620	1,450
Accounts receivable, net of allowance for doubtful accounts of $687 and $1,228 as of December 31, 2006 and September 30, 2007, respectively	22,511	29,793
Prepaid expenses and other	2,509	3,331

Total current assets	38,217	72,208

PROPERTY, PLANT AND EQUIPMENT, NET	243,831	413,736

GOODWILL	40,834	98,519

CUSTOMER BASE	19	3,919

DEFERRED DEBT ISSUANCE COSTS, NET	9,912	11,800

INTEREST RATE HEDGE INSTRUMENT	1,474	4,934

INVESTMENTS	1,243	2,536

INTANGIBLE AND OTHER ASSETS, NET	1,031	2,287

Total assets	$336,561	$609,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$2,302	$6,098
Accounts payable	19,076	24,935
Accrued liabilities	15,525	26,581
Unearned revenue	10,984	13,419

Total current liabilities	47,887	71,033

NONCURRENT LIABILITIES:
Notes payable	270,711	550,415
Warrants	590	652

Total noncurrent liabilities	271,301	551,067

Total liabilities	319,188	622,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 34,758,682 and 35,246,336 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	348	352
Additional paid-in capital	584,017	587,467
Accumulated other comprehensive income	0	4,934
Accumulated deficit	(566,992)	(604,914)

Total stockholders’ equity	17,373	(12,161)

Total liabilities and stockholders’ equity	$336,561	$609,939

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

4

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,015)	$(37,922)
Income and gain on discontinued operations	0	8,863

Loss from continuing operations	(31,015)	(46,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,165	61,997
Noncash gain on discontinued operations	0	860
Loss on debt extinguishment	0	9,251
Non-cash stock option compensation	1,617	1,591
Accretion of second lien term loan	495	169
Non-cash bank loan interest expense	2,756	2,347
Non-cash (gain) loss on interest rate derivative instrument	(150)	758
Provision for bad debt	2,431	3,313
Loss (gain) on disposition of assets	(2)	1
Loss on adjustment of warrants to market	425	338
Changes in operating assets and liabilities:
Accounts receivable	(3,762)	(4,540)
Prepaid expenses and other	(326)	504
Accounts payable	412	(1,555)
Accrued liabilities	(1,374)	8,141
Unearned revenue	304	(1,036)

Total adjustments	53,991	82,139

Net cash provided by operating activities from continuing operations	22,976	35,354

Net cash provided by operating activities from discontinued operations	0	497

Net cash provided by operating activities	22,976	35,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,754)	(33,218)
Purchase of PrairieWave	0	(256,195)
Franchise and other intangible expenditures	(189)	(311)
Proceeds from sale of property	101	160
Change in restricted cash	1,718	170

Net cash used in investing activities from continuing operations	(20,124)	(289,394)

Net cash provided by investing activities from discontinued operations	0	7,739

Net cash used in investing activities	(20,124)	(281,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	555,000
Principal payments on debt and short-term borrowings	(1,669)	(272,148)
Expenditures related to issuance of long term debt	(3,464)	(13,294)
Stock options exercised	478	1,586
Proceeds from unwind of interest rate derivative instrument	0	716
Proceeds from exercised warrants	2	1

Net cash used in (provided by) financing activities	(4,653)	271,861

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,801)	26,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,183	11,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,382	$37,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$23,333	$21,788

Cash paid during the periods for income taxes	$0	$0

Non-cash financing activities:
Debt acquired in capital lease transactions	$14	$336

Preferred stock dividend paid in kind	$747	$0

Preferred stock conversion to common	$19,285	$0

Detail of acquisition:
Accounts receivables, net	0	6,287
Prepaid expenses	0	1,363
Property, plant and equipment	0	197,729
Goodwill	0	57,685
Customer base	0	4,402
Intangible and other assets	0	1,234
Investments	0	1,293
Accounts payable	0	(7,414)
Accrued liabilities	0	(2,914)
Unearned revenue	0	(3,470)

Cash paid for acquisition, net of cash acquired of $2,680	$0	$256,195

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

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc.(“PrairieWave”), a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s consolidated financial statements since the date of acquisition.

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

September 30, 2007
Assets acquired:
Accounts receivable, net	$6,287
Prepaid expenses	1,363
Property, plant and equipment	197,729
Investments	1,293
Goodwill	57,685
Customer base	4,402
Intangible and other assets	1,234

Total assets acquired	269,993

Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	2,914
Unearned revenue	3,470

Total liabilities assumed	13,798

Purchase price, net of cash acquired of $2,680	$256,195

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

11. UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2006 and 2007 assume that the acquisition occurred on January 1 of the presented year. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of the operations had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

	3 months ended September 30, 2006	3 months ended September 30, 2007	9 months ended September 30, 2006	9 months ended September 30, 2007
Operating revenues	$87,461	$92,327	$257,599	$276,640
Loss before extraordinary items	(8,468)	1,769	(32,223)	(11,003)
Net income (loss) from continuing operations	(8,468)	1,769	(32,223)	(11,003)
Net income (loss) per share from continuing operations	(.24)	.05	(1.21)	(.31)

12. DISPOSAL OF DISCONTINUED OPERATIONS

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

13. SUBSEQUENT EVENTS

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

Acquisition

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc.(“PraireWave”), a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company’s purchase of PrairieWave Holdings, Inc. is a strategic acquisition that combines companies with similar business models and philosophies such as:

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

The acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256.2 million. The acquisition was recorded by allocating the costs of assets acquired, including identifiable intangible assets and liabilities assumed, based on fair value at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of assets acquired and liabilities assumed is recorded as goodwill. The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities assumed and direct acquisition costs as of September 30, 2007.

September 30, 2007 (in thousands)
Assets acquired:
Accounts receivable, net	$6,287
Prepaid expenses	1,363
Property, plant and equipment	197,729
Investments	1,293
Goodwill	57,685
Customer base	4,402
Intangible assets and other assets	1,234

Total assets acquired	269,993

Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	2,914
Unearned revenue	3,470

Total liabilities assumed	13,798

Purchase price, net of cash acquired	$256,195

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2006 and 2007.

	Three months ended September 30,
	2006	2007
Operating revenues:
Video	45%	42%
Voice	31	34
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	29	31
Selling, operating and administrative.	45	39
Depreciation and amortization	27	25

Total	101	95

Operating loss	(1)	5

Interest income	0	0
Interest expense	(13)	(12)
Loss on interest rate hedge instrument	(2)	0
Loss on adjustment of warrants to market	0	0
Other expenses, net	0	0

Total other expense	(15)	(12)

Loss before discontinued operations	(16)	(7)
Income from discontinued operations	0	9

Net income (loss)	(16)	2

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

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2006 and 2007.

	Nine months ended September 30,
	2006	2007
Operating revenues:
Video	44%	43%
Voice	32	33
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	29	30
Selling, operating and administrative.	46	40
Depreciation and amortization	27	25
Capital markets activity expense	1	0

Total	103	95

Operating loss	(3)	5
Interest income	0	0
Interest expense	(13)	(12)
Loss on debt extinguishment	0	(11)
Gain (loss) on interest rate hedge agreement	0	(0)
Loss on adjustment of warrants to market	(0)	(0)
Other income (expenses), net	0	0

Total other expense	(13)	(23)

Loss from continuing operations	(16)	(18)
Income from discontinued operations	0	3

Net loss	(16)	(15)

Preferred stock dividends	(1)	0

Net loss attributable to common stockholders	(17)	(15)

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

Net cash used by investing activities from continuing operations was $20.1 million and $288.5 million for the nine months ended September 30, 2006 and 2007, respectively. Our investing activities for the nine months ended September 30, 2006 consisted primarily of $21.8 million of capital expenditures, partially offset by $1.7 million of restricted cash returned. Investing activities from continuing operations for the nine months ended September 30, 2007 consisted mainly of $256.5 million for the purchase of PrairieWave Holdings and $33.2 million of capital expenditures. Investing activities from discontinued operations for the nine months ended September 30, 2007 consisted of $7.7 million proceeds and receivable from the sale of the directory business.

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

In 2008, we intend to expand into Dothan, Alabama through the $75 million acquisition of Graceba Total Communications Group, Inc., which we announced November 2007. We have obtained a financing commitment from certain banks for $59 million and expect to use cash on hand of $16 million to fund the transaction. See Note 13 (Subsequent Events) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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