Form 10-K
period 2007-12-31
KNOLOGY INC
filed 2008-03-14
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER: 000-32647

KNOLOGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2424258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

KNOLOGY, INC. 1241 O.G. SKINNER DRIVE WEST POINT, GEORGIA	31833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 645-8553

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 29, 2007, was approximately $485.6 million, computed based on the closing sale price as quoted on the Nasdaq National Market on that date.

As of February 29, 2008, we had 35,467,079 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant’s proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, to be held May 7, 2008, are incorporated by reference into Part III of this Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2007 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

•	our acquisition of Graceba Total Communications Group, Inc.;

•	our anticipated capital expenditures;

•	our anticipated sources of capital and other funding;

•	plans to develop future networks and upgrade facilities;

•	the current and future markets for our services and products;

•	the effects of regulatory changes on our business;

•	competitive and technological developments;

•	possible acquisitions, alliances or dispositions; and

•	projected revenues, liquidity, interest costs and income.

The words “estimate,” “project,” “intend,” “expect,” “believe,” “may,” “could,” “plan,”, “will,” “should” and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The most significant of these risks, uncertainties and other factors are discussed above. We caution you to carefully consider these risks and those risks and uncertainties listed under the caption “Risk Factors” in this annual report and not to place undue reliance on our forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

PART I

For convenience in this annual report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

ITEM 1.	BUSINESS

We were formed as a Delaware corporation in September 1998, and began trading publicly on the Nasdaq National Market in December 2003. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in nine markets in the Southeastern United States and two markets in the Midwestern United States. For the year ended December 31, 2007, our revenues were $347.7 million and we had a net loss attributable to common stockholders of $43.9 million. Video, voice, data and other revenues accounted for approximately 42%, 34%, 23% and 1%, respectively, of our consolidated revenues for the year ended December 31, 2007. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2007, we had approximately 643,000 total connections.

We provide our services over our wholly owned, fully upgraded minimum 750 MHz interactive broadband network. As of December 31, 2007, our network passed approximately 887,000 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for nine years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in Alabama, Florida, Georgia, Iowa, Minnesota, South Carolina, South Dakota and Tennessee, which are in the Southeastern and Midwestern regions of the United States. We offer our bundled service to all of our marketable passings.

We have built our Company through:

•	construction and expansion of our broadband network to offer integrated video, voice and data services;

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base, along with new service offerings;

•	upgrades of acquired networks to introduce expanded broadband services, including bundled voice and data services; and

•	acquisitions of other broadband companies.

On April 3, 2007, we completed the $255 million acquisition of PrairieWave Holdings, Inc. (PrairieWave), a video, voice and high-speed Internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. In 2006, PrairieWave had revenues totaling $88.3 million and as of December 31, 2006, PrairieWave’s network passed approximately 113,000 homes and had approximately 157,000 business and residential connections.

Recent Developments

In January 2008, we acquired Graceba Total Communications Group, Inc. (Graceba), a voice, video and high-speed Internet broadband services provider to residential and business customers in Dothan, Alabama. The

$75 million transaction was funded with the payment of $16 million of cash on hand and the proceeds of a $59 million incremental term loan facility under the Company’s existing credit facility. The incremental debt bears interest at LIBOR plus 2.75% and provides for 1% principal amortization annually with the balance due on June 30, 2012. The company has fixed the floating LIBOR rate at 3.995% through an interest rate swap contract. See Note 14 of the “Notes to Consolidated Financial Statements” elsewhere in this annual report.

Website Access to SEC Filings

The Company makes its SEC filings, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the Company’s Internet website, www.knology.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Our Industry

In recent years, regulatory developments and advances in technology have substantially altered the competitive dynamics of the communications industry and blurred the lines among traditional video, voice and data providers. The Telecommunications Act of 1996 and its implementation through Federal Communications Commission (FCC) regulation have encouraged competition in these markets. Advances in technology have made the transmission of video, voice and data on a single platform feasible and economical. Communications providers seek to bundle products to leverage their significant capital investments, protect market share in their core service offerings from new sources of competition, and achieve operating efficiencies by providing more than one service over their networks at lower incremental costs while increasing revenue from the existing customer base.

Incumbent cable operators are working to expand their core services by offering a bundled package of services, including the provision of Internet Protocol (IP) based voice services for their customers. Most of the major providers have rolled out or announced plans to roll out Voice over Internet Protocol (VoIP) services.

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

•

Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. Our entire network is a minimum of 750MHz, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, interactive television, high-definition television, hosted IP Centrex services, passive optical network (PON) services and Gigabit Ethernet services in our markets.

•

Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. Through our Augusta, Georgia call center, which we operate 24 hours a day, seven days a week, and our Sioux Falls, South Dakota call center, we deliver personalized and responsive customer care that promotes customer loyalty. Through our network operations center (NOC), we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. Because we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have an enterprise management system that enhances our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services.

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

Technical overview

Our interactive broadband network consists of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communications medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system’s main high capacity fiber-optic cables connect to multiple nodes throughout our network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers, generally 500 homes. We have sufficient fibers in our cables to further subdivide our nodes to 125 homes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing video, data transmission and voice service.

As of December 31, 2007, our network consisted of approximately 13,000 miles of network, passed approximately 887,000 marketable homes and served approximately 643,000 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that if there is a single point of failure on a fiber ring, our service will continue.

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

Voice

We offer telephone service over our broadband network in much the same way local phone companies provide service. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter (EMTA) in the home to provide dial tone service. Our network interconnects with those of other local phone companies. We provide long-distance service using leased facilities from other telecommunications service providers. We have multiple Class 4 and Class 5 full-featured Nortel DMS 500 switches located in West Point, Georgia, Huguley, Alabama, and Rapid City and Viborg South Dakota that direct all of our voice traffic and allow us to provide enhanced custom calling services including call waiting, call forwarding and three-way calling. We also operate a telephone system in Valley, Alabama, West Point, Georgia, and Viborg, South Dakota where we are the rural incumbent telephone company.

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

Video services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2007, we provided video services to 227,659 connections. As of December 31, 2007, 50% of our video connections subscribed for digital video.

Our analog video service offering comprises the following:

•

Basic Service: All of our video customers receive a package of basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels.

•

Expanded Basic Service: This expanded programming level includes approximately 65 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel, Nickelodeon and various home shopping networks.

•

Premium Channels: These channels provide commercial-free movies, sports and other special event entertainment programming, such as HBO, Showtime, Starz, Encore and Cinemax and are available at an additional charge above our expanded basic and digital tiers of services.

Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services. Our digital video service consists of approximately 210 digital channels of programming, including our expanded basic cable service and approximately 45 music channels. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including high definition TV, digital video recorder, video-on-demand and subscription video-on-demand. Video-on-demand permits customers to order movies and other programming on demand with DVD-like functions on a fee-per-viewing basis. Subscription video-on-demand is a similar service that has specific content available from our premium channel offerings for an incremental charge.

Voice services

Our voice services include local and long-distance telephone services. Our telephone packages can be customized to include different combinations of the following core services:

•	local area calling plans;

•	flat-rate local and long-distance plans;

•	a variety of calling features; and

•	measured and fixed rate toll packages based on usage.

For local service, our customers pay a fixed monthly rate, plus additional charges per month for custom and advanced calling features such as call waiting, caller ID, caller ID on TV and voicemail. We also offer off-net voice services to a small number of customers through an arrangement with a local utility provider in Newnan, Georgia.

Residential data services

We offer tiered data services to both residential and business customers that include high-speed connections to the Internet using cable modems. Because a customer’s Internet service is offered over the existing cable connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. We offer IntroNet, a high speed service aimed at first-time or dial-up Internet users. IntroNet is available at speeds of 256k which is faster than traditional dial-up, but slower than our typical high-speed service, and priced at a discount to our faster product. The IntroNet product has been successful in capturing additional market share for us and providing a customer base to which higher speed data services may be marketed. Our data packages generally include the following:

•	speed from six up to eight megabits per second;

•	specialized technical support 24 hours a day, seven days a week;

•	access to exclusive local content, weather, national news, sports and financial reports;

•	value-added features such as e-mail accounts, on-line storage, spam protection and parental controls; and

•	a DOCSIS-compliant modem installed by a trained professional.

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

Broadband carrier services

We use extra, unused capacity on our network to offer wholesale services to other local and long distance telephone companies, Internet service providers and other integrated services providers, called broadband carrier services. While this is not a part of our core strategy, we believe our interactive broadband network offers other service providers a reliable and cost competitive alternative to other telecommunications service providers.

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

We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products and currently exceed the industry standards for call answer times. We operate two centralized customer service call centers in Augusta, Georgia and Sioux Falls, South Dakota, which handle all customer service transactions. In addition, we provide our business customers with a centralized Business Customer Care Center that is distinctly dedicated to our business customers 24 hours per day, 7 days per week. Also located in Augusta, Georgia, we have found this dedicated facility improves our responsiveness to customer needs and distinguishes our product in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and data service offerings and is consistent with our bundling strategy.

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

Sales and Marketing

We believe that we were the first-to-market service provider of a bundled video, voice and data communications service package in each of our current markets, except the Pinellas market, which we entered via acquisition in 2004. Our sales and marketing materials emphasize the convenience, savings and improved service that can be obtained by subscribing to our bundled services.

We position ourselves as the local provider of choice in our markets, with a strong local customer interface and community presence, while simultaneously taking advantage of economies of scale from the centralization of certain marketing functions.

We have a sales staff in each of our markets including managers and direct sales teams for both residential and business services. Our standard residential team consists of direct sales, outbound sales, front counter sales, and local market coordination as well as support personnel. Our business services sales team consists of our account executives, specialized business installation coordinators and dedicated installation service teams. Our call center sales team handles all inbound telemarketing sales.

Our sales team is cross-trained on all our products to support our bundling strategy. The sales team is compensated based on connections and is therefore motivated to sell more than one product to each customer. Our marketing and advertising strategy is to target bundled service prospects utilizing a broad mix of media tactics including broadcast television, cross channel cable spots, radio, newspaper, outdoor space, Internet and direct mail. We have utilized database-marketing techniques to shape our offers, segment and target our prospect base to increase response and reduce acquisition costs.

We have implemented customer relationship management and retention techniques, as well as customer referral tactics, including newsletters and personalized e-mail communications. These programs are designed to increase loyalty and retention and to vertically integrate our current base of customers.

Pricing for Our Products and Services

Our core products are pre-packaged into triple-play bundles and two-product bundles. The bundles significantly reduce the number of plans our sales and call center personnel handle, simplifying the customer’s experience and reducing the products supported in the billing system by our Information Technology (IT) department. Product acceptance by new and existing customers has been strong.

We attractively price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. We also sell individual services at prices competitive to those of the incumbent providers. An installation fee is charged to new and reconnected customers. We charge monthly fees for cable customer premise equipment.

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2007, approximately 64% of our programming was sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

As of December 31, 2007, we served the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes 12/31/2007	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	90,800	1995	1997	1997
1995	Acquired	Columbus, GA	71,500	1995	1998	1998
1997	Acquired	Panama City, FL	61,700	1997	1998	1998
1998	Acquired	Huntsville, AL	84,400	1998	1999	1999
1998	Built	Charleston, SC	69,100	1998	1998	1998
1998	Built	Augusta, GA	55,300	1998	1998	1998
1999	Acquired	West Point, GA	12,400	1999	1999	1999
2000	Built	Knoxville, TN	39,700	2001	2001	2001
2003	Acquired	Pinellas, FL	273,600	2003	2004	2003
2007	Acquired	Rapid City, SD	49,345	2007	2007	2007
2007	Acquired	Sioux Falls, SD	64,213	2007	2007	2007

New markets

In addition to the markets served by PrairieWave that we acquired and Graceba that we are acquiring, we plan to evaluate expansion of our operations to other markets that have the size, market conditions, demographics and geographical location consistent with our business strategy. We plan to evaluate target cities that have the following characteristics, among others:

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

Video services

Cable television providers. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Other cable television operations exist in each of our current markets, and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors currently include Bright House Networks (Bright House), Charter Communications, Inc. (Charter), Comcast Corporation (Comcast), Mediacom Communication Corporation (Mediacom), Midcontinent Communications (Midco) and Time Warner Cable, Inc. (Time Warner). We also encounter competition from direct broadcast satellite systems, including Direct TV, Inc. (DirecTV) and Echostar Communications Corporation (Echostar) that transmit signals to small dish antennas owned by the end-user.

According to industry sources, as of November 2007, satellite television providers served approximately 31.6% of pay television customers in the United States; however, the satellite provider penetration in our markets is less. Competition from direct broadcast satellites could become significant as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for customers. As a result, we expect competition from these companies to increase.

Other television providers. Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. These competitors include satellite master antenna television systems, local telephone companies and Internet content providers.

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

The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from those companies. Several major local telephone companies, including AT&T, Qwest Communications (Qwest) and Verizon, started to provide video services to homes.

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

Voice services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, Qwest and Verizon, are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, Embarq (formerly Sprint) and Verizon. In addition, we compete with a variety of smaller, more regional, competitors that lease network components from AT&T or Verizon and focus on the commercial segment of our markets. Recent regulatory decisions have reduced the economic opportunity for many of these providers.

We expect to continue to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets.

We are anticipating an increase in the deployment of VoIP telephone services. Following years of development, VoIP has been deployed by a variety of service providers including other Multiple System Operators (MSOs) such as Cox Communications, Charter and Comcast and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell operating companies (RBOCs). VoIP is essentially a data service and can be more feature rich than traditional circuit-switched telephone service. The VoIP providers will have differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions. The following competitors have launched VoIP residential service: Mediacom in our Columbus, Georgia market, Comcast in our Augusta, Georgia, Panama City, Florida, Huntsville, Alabama, Knoxville, Tennessee and Charleston, South Carolina markets, Charter in our Columbus, Georgia, Montgomery and Valley, Alabama markets, and Bright House in our Pinellas, Florida market.

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

Other competitive high-speed data providers include:

•	incumbent local exchange carriers that provide dial-up and DSL services;

•	traditional dial-up Internet service providers;

•	competitive local exchange carriers;

•	providers of satellite-based Internet access services; and

•	wireless RF providers (WiFi).

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

Bundled Services

Several of our competitors have initiated business plans to deploy their own versions of the triple-play bundle in our markets. Comcast, Charter, Bright House, Mediacom, Midco and other MSOs are in varying stages of launching VoIP and thereby enabling their third service offering. Bright House launched VoIP in the Pinellas County market in mid-2004. Comcast and Charter have made numerous announcements about launching voice services and have done so in all of our markets. It is inevitable that these providers will launch VoIP in all of their markets in the not too distant future.

AT&T and Verizon have each initiated agreements/partnerships with satellite providers enabling their third service offering, video. The RBOCs each have facilities-based initiatives to construct broadband (last-mile) networks in several markets nationwide. None of these networks currently overlap with Knology. The RBOCs’ ability to provide the three services will increase competition for subscribers within Knology’s markets.

Knology believes that its emphasis on proven technology for deploying telephone service enhances its product offering relative to the MSOs for the near future.

Legislation and regulation

We operate in highly regulated industries and both our cable and telecommunications services are subject to regulation at the federal, state and local levels. Providers of Internet services generally are not subject to regulation. We are required to obtain and maintain local franchises, which is our primary authority to provide video services and to occupy and use the public rights-of-way to provide cable services. Both federal and state regulators require us to obtain telecommunications operating authority, obtain approvals of various corporate and financing transactions, pay various fees and assessments, file periodic reports and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar consumer protection matters on an ongoing basis. Local authorities also impose various regulatory requirements, including reporting and fee requirements, and also govern our use of the public rights-of-way to provide telecommunications. If we fail to comply with these existing requirements, or are unable to timely comply with new or modified requirements, we may be subject to fines or potentially be asked to show cause as to why our authority to provide services should not be revoked. The time and expense of complying with federal, state and local regulations and demonstrating such compliance could increase our costs of providing services and could have a material adverse effect on our business, results of operations and financial condition.

Federal, state and local regulators may not grant us any required regulatory authorization and may take action against us regarding our compliance with applicable statutory and regulatory requirements. Delays in receiving regulatory approvals, the enactment of new adverse statutory and regulatory requirements and related compliance and enforcement activity may negatively impact our growth and could have a material adverse effect upon our business, results of operations and financial condition.

Implementation of the Communications Act of 1934, as amended, is an ongoing process at both the federal and state levels and it remains subject to judicial review. Ongoing proceedings before the FCC and state regulators include proceedings relating to interconnection access and pricing (including consideration of ILEC requests for “forbearance” from regulations governing their provision of broadband services), access to and pricing of special access services and other issues that could have a significant impact on our business and the business condition in the telecommunications industry generally. These proceedings could potentially impact the availability of special access facilities or further increase our costs or impact the flexibility and operating costs of our competitors. In addition, there are other proceedings relating to, among other things, regulation of IP-based services, privacy, billing, universal service and other subsidy programs, intercarrier compensation, numbering related issues and other issues that could have a significant impact on our business and business conditions in the communications industry generally. These and future proceedings at the federal and state levels may result in regulatory changes which would cause us to incur additional operating expenditures, reduce our revenues, negatively impact our growth, assist our competitors, or have some other material adverse effect upon our business. Regulation varies in each jurisdiction and may change in response to judicial decisions, legislative initiatives and administrative orders, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.

Common carriers are exempt from regulation by the Federal Trade Commission (FTC). However, to the extent we provide non-common carrier services, including Internet access services and interconnected VoIP services, we may be subject to FTC jurisdiction, especially with respect to advertised claims regarding such services.

In addition, congressional efforts to rewrite the 1996 Act or enact other legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes adverse to our cable, telecommunications, and Internet access businesses. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business, results of operations and financial condition.

The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of relevant state and local laws. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

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

Telecommunications Act of 1996

The Telecommunications Act of 1996 (1996 Act) and the FCC rules implementing the 1996 Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The 1996 Act placed certain requirements on most incumbent local exchange carriers to open their networks to competitors, resell their services at a wholesale discount, and permit other carriers to collocate equipment on incumbent local exchange carrier premises. Rural carriers may be exempt from these incumbent local exchange carrier requirements, as currently is the case with our incumbent local exchange carrier subsidiaries, Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications. The following is a summary of the interconnection and other rights granted by the 1996 Act, as implemented by the FCC’s regulations, that are most important for full local telecommunications competition, and our belief as to the effect of the requirements, assuming vigorous implementation.

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

Ownership limits. On December 18, 2007, the FCC adopted an order (albeit the text of the order has not yet been released) setting the number of subscribers a cable operator may serve (a horizontal limit) at 30 percent nationwide. The FCC also issued in the same proceeding a Further Notice of Proposed Rulemaking in which it seeks comments on key issues relating to the appropriate vertical ownership limits (the number of channels a cable operator may devote to its affiliated programming networks) and related cable and broadcast attribution rules. We are in compliance with the ownership limits. To the extent the FCC establishes new vertical limits, we believe we could demonstrate compliance with any such restrictions. However, as noted above, the text of the FCC’s order and further rulemaking have not been released; examination of these texts when released may reveal other potential impacts, which could be adverse to our operations.

Program access. To promote competition with incumbent cable operators by independent cable programmers, the 1992 Cable Act placed restrictions on dealings between cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited from favoring those cable operators over competing distributors of multichannel video programming, such as satellite television operators and competitive cable operators such as us. These restrictions are designed to limit the ability of vertically integrated satellite cable programmers from offering exclusive programming arrangements or preferred pricing or non-price terms to cable operators. In an order released October 1, 2007, the FCC found that the existing ban on exclusive contracts between vertically integrated programmers and cable operators continues to be necessary to preserve and protect competition and diversity in the distribution of video programming, and agreed to retain it again for five years, until October 5, 2012.

The Communications Act requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator (leased access channels). The FCC regulates various aspects of such third party commercial use of channel capacity on our cable systems, including the rates and some terms and conditions of the commercial use. On November 27, 2007, the FCC adopted an order that establishes more specific leased access customer service standards and increased enforcement of those standards, faster cable operator response times to information requests and more appropriate leased access disputes. The FCC simultaneously adopted a Further Notice of Proposed Rulemaking seeking comments on applying the revised rate methodology to programmers transmitting predominantly sales presentations or program length commercials.

Carriage of broadcast television signals. The 1992 Cable Act established broadcast signal carriage requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable system to carry the station (must-carry) or whether to require the cable system to negotiate for consent to carry the station (retransmission consent). The most recent election by broadcasters became effective on January 1, 2006. Stations are generally considered local to a cable system where the system is located in the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, that are commercial satellite-delivered independent stations such as WGN. Pursuant to the Satellite Home Viewer Improvement Act, the FCC enacted rules governing retransmission consent negotiations between broadcasters and all distributors of multichannel video programming (including cable operators). Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent. Must-carry requests may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while retransmission consent elections may involve cable operator payments (or other concessions) to the programmer. We carry some stations pursuant to retransmission consent agreements and pay fees for such consents or have agreed to carry additional services. We carry other stations pursuant to must-carry elections.

By statute, cable operators must make local broadcasters’ primary video and program-related material viewable by all of their subscribers. In an order released November 30, 2007, the FCC adopted rules to ensure all cable subscribers, including those with analog TV sets, can view broadcast television after the transition to digital television occurs on February 17, 2009. The new FCC rules allow cable operators to comply with the viewability requirement by choosing to either: (1) carry the digital signal in analog format, or (2) carry the signal only in digital format, provided that all subscribers have the necessary equipment to view the broadcast content. The viewability requirements extend to February 2012 with the FCC committing to review them during the final year of this period in light of the state of technology and the marketplace. We expect to be able to comply with the viewability requirements to ensure that cable subscribers with analog television sets can continue to view all must-carry stations after the end of the DTV transition, but our implementation might be flawed, and circumstances outside our control may make it impossible for us to comply in a timely fashion, in which case we may be subject to investigations and potential fines and penalties.

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

On December 20, 2006, the FCC adopted an order establishing rules and providing guidance to implement Section 621(a)(1) of the Communications Act of 1934, and prohibiting franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. The FCC concluded that the current operation of the franchising process constitutes an unreasonable barrier to entry that impedes the achievement of the interrelated federal goals of enhanced cable competition and accelerated broadband deployment. The FCC discussed several ways by which local franchising authorities are unreasonably refusing to award competitive franchises, including drawn-out local negotiations with no time limits; unreasonable build-out requirements; unreasonable requests for “in-kind” payments that attempt to subvert the five percent cap on franchise fees; and unreasonable demands with respect to public, educational and government access (or PEG). In order to eliminate the unreasonable barriers to entry into the cable market, and to encourage investment in broadband facilities, the Commission: preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order should be beneficial to us by facilitating our provision of cable service in a more expeditious manner subject to fewer requirements imposed by local franchising authorities, although the decision may make it easier for new competitors to provide video services in competition with us. The FCC simultaneously opened a rulemaking proceeding in which it seeks comments on how its findings should affect existing franchisees. Certain parties filed petitions for review in various federal appellate courts of the FCC’s order. The petitions have been consolidated and are pending in the United States Court of Appeals for the Sixth Circuit. On October 31, 2007, the FCC adopted a second report and order concluding that many of the findings of the first order should be made applicable to incumbent operators. The second order has been appealed in federal court. It is impossible to predict how the courts will rule on these petitions.

Several state legislatures have streamlined the franchising processes in their states or have adopted statewide franchises, including Florida, Georgia, Iowa, and South Carolina. State legislation regarding streamlined or state-wide video franchising has also been introduced and is actively being considered in a number of states, including Tennessee. It is impossible to predict whether or when such state legislation might pass.

Franchise renewal. Franchise renewal, or approval for the sale or transfer of a franchise, may involve the imposition of additional requirements not present in the initial franchise (such as facility upgrades or funding for public, educational, and government access channels). Although franchise renewal is not guaranteed, federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises generally have 10 to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration. The order adopted by the FCC in December 2006 reduces the potential for unreasonable conditions being imposed upon us during renewal just as is the case with new competitive franchises.

Franchise transfer. Under federal law, local franchise authorities are required to act on a cable operator’s franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

Pole attachments. Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers (with the exception of incumbent LECs) with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access is beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing of and terms of such access. Utilities may charge telecommunications carriers (and cable operators providing both cable television service and telecommunications service, such as us) a different (often higher) rate for pole attachments than they charge cable operators providing solely cable service. The FCC adopted rules implementing the two different statutory formulas for pole attachment rates. These regulations became effective on February 8, 2001, and increases in attachment rates relative to rates for providers that exclusively provide cable service resulting from the regulations were phased-in in equal annual increments over a period of five years. The phase-in is now complete. Currently, 18 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which we operate, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator. Although the U.S. Court of Appeals for the Eleventh Circuit overturned the FCC’s conclusion, the U.S. Supreme Court ultimately upheld the FCC. In late 2007, the Commission initiated a rulemaking proceeding to examine the pole attachment rate formula, specifically whether a single rate should apply to all attachers and whether incumbent local exchange carriers should be entitled to the same rate as other telecommunications service providers, among other matters.

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

As explained above, incumbent local exchange carriers are subject to obligations (under Section 251(c) of the federal Communications Act) to open their networks to competitive access, including both unbundling and collocation obligations, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The Communications Act includes an exemption from Section 251(c) requirements for rural telephone companies, absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications are all rural telephone companies as defined by the federal Communications Act. With respect to Valley Telephone and Graceba Total Communications, the Alabama Public Service Commission has determined that these companies qualify as rural incumbent LECs and therefore should be exempt from the incumbent local exchange carrier interconnection requirements under Section 251(c) of the Communications Act. Similarly, the Georgia Public Service Commission and the South Dakota Public Utilities Commission have determined that Interstate Telephone and PrairieWave Community Telephone, respectively, are rural carriers and should be exempt from these incumbent local exchange carrier interconnection requirements under Section 251(c), In the event the circumstances upon which these determinations are based change in the future, it is possible these conclusions could be revisited and reversed, exposing either company to the incumbent local exchange carrier interconnection, unbundling, wholesale discount, and/or collocation obligations.

Tariffs and detariffing. Several of our subsidiaries, Knology of Alabama, Inc.; Knology of Florida, Inc.; Knology of Georgia, Inc.; Knology of South Carolina, Inc.; and Knology of Tennessee, Inc.; PrairieWave Communications, Inc.; PrairieWave Telecommunications, Inc.; PrairieWave Black Hills, LLC; and Wiregrass Telecom, Inc. are classified by the FCC as non-dominant carriers with respect to both domestic interstate and international long-distance carrier services and competitive local exchange carrier services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general requirements that they be just, reasonable, and nondiscriminatory. The FCC has ordered mandatory detariffing of non-dominant carriers’ interstate and international interexchange services, except in very limited circumstances. Rather, we must post standard rates, terms, and conditions on the Internet and negotiate and/or execute individual agreements with each of our customers to cover the rates, terms and conditions for our provision of such services, including limitations on liability. The FCC’s detariffing regime has no impact on our tariffs for intrastate services, nor does it affect the federal access charge tariff system. It is uncertain whether we will be able to execute individual agreements with each of our long-distance customers on favorable terms going forward and whether the additional costs of having to comply with this regime will have an adverse effect on our revenues. There is also some uncertainty about whether, in the absence of a tariff, such carrier protections such as strict limitations on liability, can be negotiated with the end users and, if they are, whether they are enforceable.

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

Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications are regulated by the FCC as dominant carriers in the provision of interstate switched access services. As dominant carriers, Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Interstate Telephone has its own tariffs on file with the FCC, while Valley Telephone, PrairieWave Community Telephone and Graceba Total Communications concur in tariffs filed by the National Exchange Carrier Association. Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications are each classified as non-dominant in the provision of interstate and international interexchange services, rendering them subject to mandatory detariffing at the FCC for such services, as described above.

Interconnection. The Telecommunications Act of 1996 established a national policy to foster the development of local telephone competition. This Act preempts laws that prohibit competition for local telephone services and establishes requirements and standards for local network interconnection, unbundling of network elements, and resale. The Telecommunications Act of 1996 also requires incumbent local exchange carriers to enter into mutual compensation arrangements with competitive local exchange companies for transport and termination of local calls on each other’s networks. The interconnection, unbundling, and resale standards were developed by the FCC in a series of orders and have been further implemented by the states and reviewed by the federal courts of appeals. The terms of interconnection agreements between incumbent local exchange carriers and other telecommunications carriers have been, and are likely to continue to be, overseen by the states. A majority of the federal circuit courts of appeals, including the Court of Appeals for the Eleventh Circuit (which covers many of our markets), have concluded that the states possess such authority.

We have local interconnection agreements with AT&T (formerly BellSouth), CenturyTel, Embarq (formerly Sprint), Qwest, and Verizon for, among other things, the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations and in which the agreements apply. Our interconnection arrangements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection arrangements with incumbent local carriers under which we operate today will be available in the future.

Intercarrier compensation for transport and termination. The FCC has concluded that calls to Internet service providers are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Communications Act. The FCC established an interim scheme, however, whereby traffic below a 3:1 originating-to-terminating ratio is presumed to be reciprocal compensation traffic and traffic above 3:1 is presumed to be ISP-bound. While the FCC decision was remanded by the U.S. Court of Appeals for the D.C. Circuit to the FCC for further elaboration and as to the legal basis for its decision, the Court let the interim regulations remain in effect. Until the FCC addresses the issue again, ISP-bound traffic is generally being exchanged at a lower rate than other reciprocal compensation traffic. Except for PrairieWave, under our interconnection agreements, we exchange local traffic with incumbent carriers on a bill-and-keep basis (in which no compensation is actually paid). The PrairieWave/Qwest agreement specifies a rate for, and the payment of, reciprocal compensation.

In March 2005, the FCC issued a further notice of proposed rulemaking requesting comment on various proposals to replace the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, including the transport and termination of IP-enabled traffic (see “Regulatory treatment of voice over Internet Protocol (IP) services,” below). As part of the proceeding, the FCC will review numerous aspects of intercarrier compensation, including transport and termination. Supplemental requests for comment were issued in July and November 2006 on specific intercarrier compensation proposals, all of which remain pending. Any future FCC’s decision in this proceeding or any other involving intercarrier compensation will likely impact the amounts that we both pay and receive from all carriers with whom we are interconnected, whether directly or indirectly.

Number portability. All providers of telecommunications services, as well as providers of interconnected Voice over Internet Protocol (VoIP) service, must offer service provider local number portability, which the FCC has defined as the ability of end users to retain, at the same location, existing telephone numbers when switching local telephone companies without impairment of quality, reliability or convenience. Number portability is intended to remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. Although number portability generally benefits our competitive local exchange carrier operations, it represents a burden to Valley Telephone, Interstate Telephone, PrairieWave Community Telephone, and Graceba Total Communications. Moreover, wireline-to-wireless number portability may have an adverse impact on all wireline carriers because end users may port more numbers from wireline to wireless carriers than vice versa. Any changes to regulations regarding the recovery of number portability costs would likely shift costs from ILECs to their competitors, which could have an overall adverse effect on our business.

Universal service. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. The federal universal service fund is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers currently must contribute a percentage of their telecommunications revenues to the federal universal service fund. In June 2006, the FCC adopted an order extending the obligation to make payments to the universal service fund to providers of interconnected VoIP services. As a telecommunications carrier and /or provider of interconnected VoIP services, we are required to contribute to the federal universal service fund on the basis of our projected, collected interstate and international end user telecommunications revenues. The FCC devises a quarterly factor for contribution to the federal universal service fund based on the ratio of total projected demand for universal service support as compared to total end user interstate and international revenue for a given quarter. The contribution factor for the fourth quarter of 2007 was 11.0%. Accordingly, for the fourth quarter of 2007, we contributed approximately 11% of our combined interstate and international end user telecommunications revenues to the federal universal service fund. The contribution rate is reviewed quarterly and may increase, raising our costs of operations.

Contributors to the federal Universal Service Fund may assess a federal universal service surcharge on their non-carrier customers, either as a flat amount or a percentage of a customer’s service charges; however, this amount may not exceed the total amount of the universal service contribution factor currently in effect. (Carrier customers of contributors to the Universal Service Fund may avoid such surcharges if they certify to their provider that either they or their own customers contribute to the Fund.) As a result, we are precluded from assessing a federal universal service-related charge on our end user customers in excess of the current relevant interstate and international telecommunications portion of each customer’s bill times the relevant contribution factor. We remain able to recover legitimate administrative costs relating to our contribution to the federal

Universal Service Fund, provided that such cost recovery is made through areas other than our universal service line item surcharge.

The FCC currently is conducting a comprehensive review of the rules governing contributions to the federal universal service fund. The FCC is considering the adoption of an alternative universal service contribution methodology under which affected providers would contribute to the federal Universal Service Fund based on either the number of end user connections, the number of working telephone numbers, or the amount of capacity per connection. Although the timing or outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the federal universal service fund may increase, and could negatively impact our business, prospects, gross profits, cash flows and financial condition. The Congress is also considering several pieces of legislation which could affect the basis on which universal service contributions are made and how the funds are distributed. Legislative or regulatory changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund. Changes to the universal service fund distribution mechanisms could affect our abilities, or the opportunities for our qualified customers, to apply for and receive universal service funding.

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

The FCC has adopted an order, the MAG Plan, to reform interstate access charges and universal service support for rate-of-return incumbent local exchange carriers such as Valley Telephone, Interstate Telephone, PrairieWave Community Telephone, and Graceba Total Communications. The MAG Plan is designed to lower access charges toward cost, replace implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers, and provide certainty and stability for the small and mid-sized local telephone companies serving rural and high-cost areas by permitting them to continue to set rates based on a rate-of-return of 11.25%, thereby encouraging rural investment. The MAG Plan, as adopted, will reduce switched access fees for small incumbent local exchange carriers and protect universal service in areas served by those incumbent local exchange carriers. Although the MAG Plan significantly reduces per-minute access charge revenues to these carriers, it is designed to protect them for at least the term of the plan from potentially much larger revenue reductions. On February 12, 2004, the FCC issued an order regarding the MAG Plan designed to streamline the FCC’s rules further and increase rural carriers’ flexibility to respond to market conditions.

The FCC issued a Notice of Public Rulemaking on January 31, 2005 in WC Docket No. 05-25. On July 9, 2007, the FCC issued a Public Notice inviting interested parties to refresh the record in the proceeding. This proceeding includes a broad examination of the regulatory framework that is applied to local exchange carriers’ interstate special access services preventing them from exceeding certain prices after June 30, 2005. In conducting this examination, the FCC announced that it seeks comment on the special access regulatory regime that should follow the expiration of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, including whether to maintain or modify the Commission’s pricing flexibility rules for special access services. We cannot predict whether the FCC will further modify its access change rules as a result of this proceeding or the effect that any such changes would have on our business.

In July and November 2006, the FCC requested further comment in its intercarrier compensation proceeding (WC Docket No. 01-92) which is considering replacing the existing intercarrier compensation regimes with a unified regime designed for the developing marketplace, as previously discussed. As part of the proceeding, the FCC is reviewing most aspects of intercarrier compensation, including access charges. Any FCC decision in this proceeding will impact the amounts that we both pay and receive from all carriers with whom we are interconnected, both directly and indirectly, although the net effect of any such FCC order for our operations cannot be predicted at this time (see discussion of intercarrier compensation, above).

In October 2006, the FCC launched a new rulemaking considering new regulations designed to ensure that, when a small incumbent local exchange carrier or a competitive local exchange carrier experiences large growth in access traffic, its access charges remain just and reasonable. Were the Commission to adopt rules in this proceeding that affect any of our local exchange carrier operations, it could increase our regulatory burdens and costs of doing business and adversely affect our ability to adequately recover our costs of providing access services.

Regulatory treatment of voice over Internet Protocol (IP) services. Currently, the FCC and state regulators do not treat most IP-enabled services, including those offering real time voice transmissions, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory obligations or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. However, in March 2004, the FCC commenced a rulemaking proceeding to comprehensively address the regulatory treatment of IP-enabled services, including VoIP applications. Although we cannot predict when the FCC will issue a decision in this proceeding, the FCC issued an order in 2004 precluding states from regulating interconnected VoIP services, subsequently clarifying that such services are subject to its exclusive jurisdiction when providers do not know the geographic location of their customers. It is not clear whether future decisions from the FCC will clarify the extent to which it intends to assert exclusive jurisdiction over VoIP and other IP-enabled services. In response to individual petitions for declaratory ruling, the FCC has addressed specific VoIP applications. For example, in 2004, the FCC ruled that an AT&T service using VoIP solely as an intermediate routing technology is a telecommunications service. By contrast, the FCC ruled that pulver.com’s Free World Dialup service, which enables customers to make computer-to-computer VoIP calls, is an information service. The FCC currently has before it a series of petitions for declaratory rulings requesting clarification on which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers can be subject to access charges, and whether intermediate, terminating LECs can rely on certification by their customers that traffic is enhanced services traffic in making decisions regarding the routing of an intercarrier compensation for access traffic and other issues. In October 2007 and January 2008, two companies filed petitions for forbearance with the FCC containing contradictory requests which, if granted, would, as a general matter, either relieve many if not most VoIP services from any future duty to pay access charges or involve a determination that many if not most VoIP services are subject access charges in the future (and possibly that they were subject to access charges in the past as well.) These petitions are likely to be decided together in late 2008 or January of 2009. The FCC is also considering as part of its intercarrier compensation proceeding various proposals to address problems with so-called “phantom traffic,” traffic terminated on the local switched telephone network which is often, although not exclusively, IP-enabled and which allegedly has been stripped of signaling information which allegedly prevents terminating LECs from determining whether the traffic is interexchange traffic that may be subject to access charges. Decisions and regulations adopted in these and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation (in the absence of forbearance from the same), and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services, and on June 3, 2005 it released an order requiring providers of certain VoIP services to provide enhanced 911 emergency services to their customers. Those requirements continue to be implemented and are subject to a series of petitions for reconsideration, for waiver, and requests for extension. Compliance with these and other regulations the FCC may adopt regarding the treatment of VoIP services could increase ours costs of providing service. On May 3, 2006, the FCC determined that both facilities-based broadband Internet access and interconnected VoIP providers should be subject to the same wiretap rules as providers of traditional telecommunications services. The new rules require that all facilities-based broadband Internet access and interconnected VoIP service providers are technically capable of opening their networks to provide access to law enforcement agencies by May 14, 2007. Similarly, the FCC in June of 2006 extended USF contribution requirements to providers of interconnected VoIP services, as discussed above. Finally, in November 2007, the FCC ruled that interconnected VoIP providers must offer local number portability. Such changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies, could increase our costs of providing service.

Forbearance and Other Relief to Dominant Carriers. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the flexibility of our competitors. For example, the FCC allowed a petition filed by Verizon for forbearance from Title II regulation of its broadband services to become effective by operation of statute. Although there is some dispute about which specific services were deregulated, especially in the absence of an affirmative decision by the FCC, a letter filed in the record by Verizon states that its request covered all (i) packet switched services capable of 200 kbps in each direction and (ii) non-TDM based optical networking, optical hubbing and optical transmission services. In 2007, the FCC released orders that appear to confirm that the relief granted was limited to those services specified in Verizon’s letter. An appeal of the FCC’s “decision” was dismissed on procedural grounds. (The FCC has indicated that it plans to adopt an order addressing Verizon’s petition and limiting in certain respects the relief Verizon previously had received. As of January 31, 2008, that order had not been adopted.) Similar petitions for forbearance from regulation of broadband services filed by AT&T, Embarq, and Frontier were granted in part in late 2007. Specifically, in October 2007, the FCC granted AT&T forbearance from the application of dominant carrier tariff filing, cost support, discontinuance, domestic transfer of control and certain Computer Inquiry requirements to broadband services with regard to (1) its existing non-TDM-based, packet-switched services capable of transmitting 200 kbps or greater in each direction and (2) its existing non-TDM-based optical transmission services. These services include frame relay services, ATM services, LAN services, Ethernet-based services, video transmission services, optical network services, and wave-based services. The grant was restricted to services that AT&T currently offers and lists in its petitions, and excludes all TDM-based, DS1 and DS3 services. An appeal of this partial grant is pending. Qwest has a similar application pending which must be resolved by late 2008. As a result of the grants of the Verizon, AT&T and Embarq petitions, our costs (and those of our competitors) of purchasing Ethernet, OCn, SONET and similar services from these carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed “commercial agreements” may become less favorable and we may not be able to purchase these services from alternative vendors. Changes to the rates, terms and conditions under which we purchase Ethernet, OCn and SONET services may increase our costs and may have a material adverse effect on our business, results of operations and financial condition.

The FCC, in December 2007, denied a forbearance request by Verizon that sought relief in its six largest markets from unbundling and other ILEC obligations under the Telecommunications Act of 1996. A similar request by Qwest involving four of its largest markets is pending and must be decided later in 2008. While we expect the major ILECs to file similar petitions covering other markets, as a condition to FCC approval of its merger with BellSouth, AT&T, the ILEC in a majority of our markets, committed not to seek additional forbearance relief with respect to any of its markets prior to June 29, 2010.

In November 2007, in response to a petition for rulemaking filed by a group of competitive carriers, the Commission launched a forbearance proceeding to address how it handles forbearance requests. It is unclear at this point whether the FCC will adopt new procedures and, if they do, whether the new procedures will make it easier or more difficult for our largest competitors to obtain regulatory relief.

In 2007, Qwest, AT&T, Verizon and Embarq were granted non-dominant status in their provision of interexchange or long distance services. In addition, the RBOCs were relieved of their obligation to offer long-distance services through a separate affiliate. As a result of these de-regulatory measures, ILECs may be able to compete against our services more aggressively.

The FCC also is considering a request by Embarq to forbear from enforcement of rules requiring the filing of contract tariffs issued under pricing flexibility rules. We cannot predict the outcome of this proceeding or whether other ILECs will file requests for forbearance similar to Embarq’s. If the FCC were to grant such requests, it could make it easier for the ILECs to compete with us legitimately or through unlawful price discrimination. Increased competition could raise our costs associated with customer retention and acquisition and may have a material adverse effect on our business, results of operations and financial condition.

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

On August 5, 2005, the FCC issued an order finding that wireline broadband Internet access services are “information services” functionally integrated with a telecommunications component and therefore eliminated the long-standing requirement that incumbent local exchange companies share the underlying transmission component used to provide Internet access services. The FCC had previously required facilities-based providers to offer that wireline broadband transmission component separately from their Internet service as a stand-alone service on a common-carrier basis, and thus had previously classified that component as a telecommunications service. As a result of the more recent decision, incumbent local exchange companies may refuse to offer underlying broadband transmission services to unaffiliated providers of broadband services or charge above-cost rates that make it economically infeasible for unaffiliated providers to compete with the incumbent local exchange company’s broadband services. These carriers may contend that, as a result of the FCC’s wireline broadband order, they will no longer provide high capacity facilities as network elements for use in providing Internet access. If so, some of our competitors that currently rely on unbundled network elements may be forced to substitute higher priced special access services for this purpose.

Regulatory treatment of cable modem services. Cable modem services that do not contain a separate telecommunications service offering are treated as “information services” under applicable FCC precedent which has been upheld by the U.S. Supreme Court. As a result, cable modem providers are not required to comply with common carrier telecommunications obligations, except to the extent that the Commission decides to apply similar obligations using its authority under Title I of the Communications Act, as amended. However, we have offered, and will likely continue to offer, access to our network on a wholesale basis. Notwithstanding the determination that cable modem services are “information services,” the FCC could decide to treat providers of cable modem service as telecommunications carriers for purposes of universal service contribution obligations and other social regulation similar to what the FCC has done for VoIP services. See Regulatory treatment of voice over Internet Protocol (IP) services, above. In addition, to the extent they do not otherwise apply, cable modem service providers may become subject to local franchise and right-of-way requirements separately applicable to telecommunications carriers, including franchise fees. Results imposing authorization and other telecommunications carrier requirements, obligations to contribute to universal service, franchise fees, or similar burdens would likely have the effect of increasing the costs of providing cable modem service relative to non-cable-based alternatives, such as providers of Internet access through DSL service, depending upon how the FCC treats non-cable-based providers with respect to obligations traditionally applied to providers of “telecommunications” service.

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

Customer Proprietary Network Information. FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. Certain states have also adopted state-specific CPNI rules. The FCC’s initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. The FCC’s Enforcement Bureau recently directed all telecommunications carriers to submit an annual certification stating that they are in compliance with the Commission’s CPNI rules. In April 2007, the FCC revised its existing CPNI rules to modify the means by which customers may obtain access to call records, and by which carriers may obtain customer approval for the sharing of CPNI with independent contractors and joint venture partners. Additionally, notify customers immediately of certain account changes and notify the United States Secret Service, the Federal Bureau of Investigation and customers if a security breach results in the unauthorized disclosure of CPNI. We filed our most recent compliance certificate with the FCC on February 29, 2008, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties. In addition, both the FCC and Congress are considering whether additional security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

Telephone Numbering. The FCC oversees the administration and the assignment of local telephone numbers. AT&T and Verizon have asked the FCC to move from a system where cost recovery is allocated according to a carriers’ proportion of overall industry revenue to a cost recovery mechanism based on usage. While we cannot predict the outcome of this proceeding, if the ILECs’ proposals are adopted, our costs would increase significantly.

Communications Assistance for Law Enforcement Act. The Communications Assistance for Law Enforcement Act (CALEA) requires communications providers to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, reserve a sufficient number of circuits for use by law enforcement officials in executing lawful electronic surveillance and adopt and adhere to specific system security policies and record keeping requirements. In 2005, the FCC concluded that CALEA also applies to facilities-based broadband Internet access providers and providers of interconnected VoIP. As a network operator, we are subject to these requirements.

Additional requirements. The FCC imposes additional obligations on all telecommunications carriers to which we are subject, including obligations to:

•	interconnect, directly or indirectly, with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

•	ensure that their services are accessible and usable by persons with disabilities;

•	present bills to customers in a manner that is clear and not misleading. ;

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

State Telecommunications Regulation

Traditionally, the states have exercised jurisdiction over intrastate telecommunications services. Additionally, some states have imposed taxes, fees or surcharges applicable to VoIP telephony services. The Telecommunications Act of 1996 modifies the dimensions of state authority in relation to federal authority. It also prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996’s open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services (barring federal preemption) and require carriers to obtain certificates or licenses before providing service.

Alabama, Georgia, Florida, Iowa, Kentucky, Minnesota, South Carolina, South Dakota, and Tennessee each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in Alabama, Georgia, Florida, Iowa, Kentucky, Minnesota, South Carolina, South Dakota, and Tennessee. As a condition of providing intrastate telecommunications services, we are required, depending upon specific state requirements, among other things:

•	to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

•	to comply with state regulatory reporting, tax and fee obligations, including contributions to state-administered universal service funds; and

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

A number of state regulatory commissions are reviewing the rules governing the amount CLECs may charge for intrastate switched access services. The result of any such proceedings could require us to reduce our current rates for intrastate access to a level at or below the ILEC carrier’s rates or in the alternative, to file cost-studies in a rate proceeding at the applicable state commission. Such developments would require us to reduce rates and revenues or to expend additional funds to develop and file cost studies in order to attempt to secure state approval to maintain higher access charge rates, and either of which could result in a material adverse effect on our business, results of operations and financial condition.

In addition, the states are involved in the determinations under the Telecommunications Act of 1996 whether we are eligible to receive funds from the federal universal service fund. They also possess authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the local exchange carrier, and to arbitrate disputes arising in negotiations for interconnection. As mentioned previously, most federal courts of appeals, including the Court of Appeals for the Eleventh Circuit (which covers many of our markets), have concluded that state public service commissions have the authority under Section 252 of the federal Communications Act to interpret and enforce interconnection agreements. The states also have jurisdiction over whether Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications will continue to be subject to exemptions as rural carriers from the incumbent local exchange carrier obligations under Section 251(c) of the Communications Act.

Interstate Telephone, Valley Telephone, PrairieWave Community Telephone, and Graceba Total Communications are subject to additional requirements under state law, including rate regulation and quality of service requirements. In Alabama, both Interstate Telephone and Graceba Total Communications Valley Telephone are subject to a form of alternative rate regulation. Valley Telephone and PrairieWave Community Telephone, operating in Georgia and South Dakota, are also subject to a form of alternate rate regulation. Under this alternative form of regulation, the companies have limited ability to raise rates for intrastate telephone services, but the Alabama and Georgia Public Service Commissions and the South Dakota Public Utilities Commission do not regulate the rate of return earned by the companies. Rate regulation for the states in which PrairieWave operates (South Dakota, Minnesota, and Iowa) is largely limited to ensuring that rates are not discriminatory.

Many states also have unfair and deceptive trade practice statutes that apply to the billing of telecommunications and non-telecommunications services by communications carriers. Failure to comply with these requirements could lead to significant litigation risks, claims and fines.

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

Local Telecommunications Regulation

In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Municipalities that do not currently impose fees on providers of telecommunications might seek to impose them in the future, and after the expiration of our existing franchises, fees could increase. Under the Telecommunications Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. As noted above, these activities must be consistent with the Telecommunications Act, and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction.

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

As of December 31, 2007, Knology held approximately 95 cable franchises. We are currently in the process of renegotiating one of our existing franchises in Huntsville Alabama. Knology has never had a franchise revoked and it has never been denied a franchise renewal. Although franchises historically have been renewed, renewals may include less favorable terms and conditions then existing franchises. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television services. Our franchises generally have 10- to 15-year terms, and we expect our franchises to be renewed by the relevant franchising authority before or upon expiration.

Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act of 1934, as amended and the corresponding regulations of the FCC. As discussed in the” Legislation and Regulation” section above, the FCC has taken recent steps toward streamlining the franchising process. See “Legislation and Regulation—Regulation of Cable Services.”

Prior to the scheduled expiration of most franchises, we may initiate renewal proceedings with the relevant franchising authorities. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the “fair market value” of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals.

The Cable Communications Policy Act of 1984 also prohibits franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system’s service area. The FCC, in late 2006, took actions (which are under appeal) to streamline this process and expedite the entry of new cable operators into the local markets of their choice. While this makes it easier for us to enter new markets, it also makes it easier for competitors to enter the markets in which we currently have franchises.

Employees

At December 31, 2007 we had 1,686 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2007, we had an accumulated deficit of $610.9 million. We expect to incur net losses for the next several years as our business matures. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve and maintain operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to complete our existing networks or to expand our business.

As of December 31, 2007, we had working capital of $6.8 million but $610.9 million of accumulated deficit. If we expand our build out in existing or new markets, it will have to be funded by cash flow from operations in that market or from additional financings. If financing is available, it may not be obtained on a timely basis and with acceptable terms. See Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2007, we had approximately $565.3 million of outstanding indebtedness, including accrued interest, and our stockholders’ deficit was $35.0 million. We pay interest in cash on our credit facilities. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

We may not be able to make future principal and interest payments on our indebtedness.

We currently generate sufficient cash flow from operating activities to service our indebtedness. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

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

We may not be able to integrate acquired businesses successfully.

We consummated the acquisitions of PrairieWave in April 2007, and Graceba in January 2008, and are operating in three additional markets. Our future growth and profitability will depend in part on the success of our integration of the acquired operations into our operations. Our ability to successfully integrate such operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process, while still managing our current operations effectively. We may experience difficulties in integrating the acquired businesses, which could increase our costs or adversely impact our ability to operate our business.

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

Additionally, ongoing consolidation in our industry may reduce the number of attractive acquisition targets.

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

To be successful, we will need to retain our existing video customers and attract video customers away from our competitors. Some of our competitors have advantages over us, such as long-standing customer relationships, larger networks, and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole as well as changes in the regulatory environment facilitating entry for additional providers of video service may result in the emergence of significant new competitors for us. In providing video service, we currently compete with Bright House, Charter, Comcast, Mediacom, Midcontinent and Time Warner. We also compete with satellite television providers, including DirecTV and Echostar. Legislation now allows satellite television providers to offer local broadcast television stations. This may reduce our current advantage over satellite television providers and our ability to attract and maintain customers.

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

In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets and we therefore must attract customers away from other telephone companies. AT&T, Qwest and Verizon are the primary incumbent local exchange carriers in our targeted region. They offer both local and long-distance services in our markets and are particularly strong competitors. In the future, we may face other competitors, such as cable television service operators who have announced their intention to offer telephone services with Internet-based telephony. If cable operators offer voice services in our markets, it could increase competition for our bundled services. Other wireline-based carriers also compete with us for voice services, including competitive local exchange carriers and VoIP service providers.

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

In addition, some providers of data services have reduced prices and engaged in aggressive promotional activities. We expect these price reductions and promotional activities to continue into the foreseeable future and additional price reductions may be adopted. We may need to lower our prices for data services to remain competitive and this could adversely affect our results of operations.

Our programming costs are increasing, which could reduce our gross profit.

Programming has been our largest single operating expense and we expect this to continue. In recent years, the cable industry has experienced rapid increases in the cost of programming, particularly sports programming. Our relatively small base of subscribers limits our ability to negotiate lower programming costs. We expect these increases to continue, and we may not be able to pass our programming cost increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. Any inability to pass programming cost increases on to our customers would have an adverse impact on our gross profit. See “Legislation and Regulation—Federal Regulation—Regulation of Cable Services—Program Access” for more information.

Programming exclusivity in favor of our competitors could adversely affect the demand for our video services.

We obtain our programming by entering into contracts or arrangements with programming suppliers. A programming supplier could enter into an exclusive arrangement with one of our video competitors that could create a competitive advantage for that competitor by restricting our access to this programming. If our ability to offer popular programming on our cable television systems is restricted by exclusive arrangements between our competitors and programming suppliers, the demand for our video services may be adversely affected and our cost to obtain programming may increase. See “Legislation and Regulation—Federal Regulation—Regulation of Cable Services—Program access” for more information.

The rates we pay for pole attachments may increase significantly.

The rates we must pay utility companies for space on their utility poles is the subject of frequent disputes. If the rates we pay for pole attachments were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with video and telecommunications service providers who do not require, or who are less dependent upon, pole attachments, such as satellite providers and wireless voice service providers. See “Legislation and Regulation—Federal Regulation—Regulation of Cable Services—Pole Attachments” for more information.

Loss of interconnection arrangements could impair our telephone service.

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to AT&T’s telephone network under a nine-state interconnection agreement, which expires on December 16. 2010. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida, which expires November 19, 2008. We continue to exchange traffic with Verizon in Florida through an existing interconnection arrangement currently subject to the rates, terms, and conditions of the terminated agreement. We are currently engaged in the process of adopting a new interconnection agreement with Verizon. If the AT&T agreement is not renewed or terminated, or a new Verizon agreement is not executed, we could be adversely affected and our interconnection arrangements could be on terms less favorable than those we receive currently.

It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation, which could have a negative impact on our interconnection agreements with AT&T and Verizon. It is also possible that further amendments to the Communications Act of 1934 may be enacted which could have a negative impact on our interconnection agreements with AT&T and Verizon. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state public service commission and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services we have obtained and may seek to obtain under these agreements, which could adversely affect our business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors. See “Legislation and Regulation” for more information.

We could be negatively impacted by future interpretation or implementation of regulations.

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

Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on competitive local exchange carriers and on video distributors. To date, the state of the law is uncertain and may remain so for some time. We may become subject to future obligations to pay local rights-of-way fees that are excessive or discriminatory.

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. A recent FCC decision facilitates competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our network. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law but which could increase our expenses in operating our business. See “Legislation and Regulation” for more information.

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

To expand into additional cities we will have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. We may face legal or similar resistance from competitors who are already in markets we wish to enter. For example, a competitor may oppose or delay our video franchise application or our request for pole attachment space. These difficulties could significantly harm or delay the development of our business in new markets. See “Legislation and Regulation—Federal Regulation—Regulation of Cable Services—Program Access” for more information.

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

Since our business is concentrated in specific geographic locations, our business could be adversely impacted by a depressed economy and natural disasters in these areas.

We provide our services to areas in Alabama, Florida, Georgia, Iowa, Minnesota, South Carolina, South Dakota and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States and the Southeastern or Midwestern United States in particular could affect all of our markets and adversely affect our business and results of operations.

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

As of February 29, 2008, Gilder, Ganon, Howe & Co. LLC, our largest stockholder, owned approximately 16.4% of our outstanding common stock. Farallon Capital Management, LLC, owned approximately 14.0% of our outstanding common stock. Donald W. Burton, a member of our board of directors, owned or controlled approximately 8.9% of our common stock, including shares owned by the Burton Partnerships, of which Donald W. Burton is a general partner. Further, approximately 6.3% of our outstanding common stock was owned by Campbell B. Lanier, III, the chairman of our board of directors, and members of Mr. Lanier’s immediate family. As a result, these stockholders have significant voting power with respect to the ability to:

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

As of February 29, 2008, we had 35,467,079 shares of common stock outstanding. We also had outstanding on that date options to purchase 3,327,734 shares of common stock and warrants to purchase 1,000,000 shares of common stock Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the value of securities of many companies. These changes often appear to occur without regard to specific operating performance. The value of our common stock could increase or decrease based on change of this type. These fluctuations could materially reduce the value of our stock. Fluctuations in the value of our stock will also affect the value of our outstanding warrants and options, which may adversely affect stockholders’ equity, net income or both.

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

We own or lease the real property and buildings for our market administrative offices, customer call centers, data center, and our corporate offices.

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

Market Information

Our common stock has traded on the Nasdaq Global Market under the ticker symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the Nasdaq Global Market for the period from January 1, 2006 through December 31, 2007:

	High	Low
2007
Fourth Quarter	$17.16	$11.12
Third Quarter	$18.22	$12.88
Second Quarter	$19.73	$16.04
First Quarter	$15.83	$10.38

2006
Fourth Quarter	$11.12	$9.82
Third Quarter	$10.76	$8.75
Second Quarter	$10.07	$6.50
First Quarter	$6.83	$3.50

Holders

As of February 29, 2008, there were approximately 391 stockholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the upgrade and expansion of our operations. Future declarations and payments of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors our board of directors deems relevant. From its issuance in May 2005 until its conversion to common stock in June 2006, we accrued dividends on our Series AA preferred stock at an 8% annual rate, which could have been paid in cash or additional shares of the Series AA preferred stock. However, pursuant to the restrictions of our credit agreements, we were prohibited from paying dividends in cash other than cash in lieu of fractional shares. During the years ended December 31, 2007, 2006 and 2005, respectively, we issued zero, 216,621 and 58,742 shares of Series AA preferred stock as dividends.

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

The following graph and table set forth our cumulative total stockholder return as compared to the NASDAQ Composite Index and the NASDAQ Telecommunications Index since the close of business on December 18, 2003, the effective date of the registration of our common stock under the Securities Act of 1933, as amended. This graph assumes that $100 was invested on December 18, 2003 in Knology’s common stock, or was invested on November 30, 2003 in the NASDAQ Composite Index or the NASDAQ Telecommunications Index, as set forth below, and assumes reinvestment of all dividends.

	Cumulative Total Return
	December 18, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Knology, Inc	$100.00	$96.27	$41.58	$40.94	$113.43	$136.25
NASDAQ Composite	100.00	102.07	110.63	113.90	127.26	140.45
NASDAQ Telecommunications	100.00	106.79	112.91	109.03	138.65	143.59

There have been no recent sales of unregistered securities. Additionally, we did not repurchase any shares of our common stock during the fourth quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share)
Statement of Operations Data:
Operating revenues	$172,938	$211,458	$230,857	$258,991	$347,652
Operating expenses:
Direct costs	47,754	64,266	69,616	75,497	104,060
Selling, operations and administrative	92,137	114,143	113,529	116,191	138,509
Depreciation and amortization	77,806	74,163	74,490	68,189	85,776
Reorganization professional fees	84	0	0	0	0
Capital markets activity and other	0	880	606	1,623	219
Asset impairment and severance	0	0	334	0	0
Non-cash stock option compensation	1,883	3,625	2,101	2,025	2,799
Litigation fees	907	377	46	0	0

Total operating expenses	220,571	257,454	260,722	263,525	331,363

Operating income (loss)	(47,633)	(45,996)	(29,865)	(4,534)	16,289
Interest expense, net	(28,796)	(30,342)	(33,645)	(33,722)	(40,622)
Loss on debt extinguishment	0	0	0	0	(27,375)
Gain (loss) on interest rate derivative instrument	0	0	267	(63)	(758)
Gain (loss) on adjustments of warrants to market	929	535	37	(464)	(262)
Other income (expense), net	(12,288)	133	(12)	25	(53)

Loss from continuing operations before discontinued operations	(87,788)	(75,670)	(63,218)	(38,758)	(52,781)
Income from discontinued operations	0	106	8,404	0	8,863

Net loss	(87,788)	(75,564)	(54,814)	(38,758)	(43,918)

Preferred stock dividends	0	0	(588)	(747)	0
Net loss attributable to common stockholders	$(87,788)	$(75,564)	$(55,402)	$(39,505)	$(43,918)
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(5.17)	$(3.20)	$(2.69)	$(1.41)	$(1.51)
Basic and diluted net loss per share attributable to common stockholders	$(5.17)	$(3.19)	$(2.33)	$(1.41)	$(1.25)
Other Financial Data:
Capital expenditures	$35,533	$63,592	$31,613	$27,821	$45,792
Cash provided by operating activities	29,512	22,263	18,818	30,543	57,507
Cash used in investing activities	(96,993)	(40,941)	(5,555)	(26,028)	(293,073)
Cash provided by (used in) financing activities	45,383	4,185	(7,162)	(5,121)	270,437

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Net working capital	$42,935	$3,201	$(14,235)	$(9,670)	$6,810
Property and equipment, net	336,060	326,499	285,638	243,831	403,476
Total assets	463,712	418,587	375,534	336,561	601,437
Long-term liabilities	271,317	286,888	271,167	271,301	562,938
Total liabilities	312,819	333,924	322,172	319,188	636,387
Accumulated deficit	(397,853)	(473,420)	(528,234)	(566,992)	(610,910)
Total stockholders’ equity (deficit)	150,893	86,269	33,511	17,373	(34,950)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have built our business through:

•	construction and expansion of our broadband network to offer integrated video, voice and data services;

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base;

•	upgrades of acquired networks to introduce expanded broadband services including bundled video, voice and data services; and

•	acquisitions of broadband systems.

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

During 2007, we completed several key transactions to improve our financial condition and liquidity. These transactions include the following:

•	In April 2007, we completed the $255 million acquisition of PrairieWave, which has delivered significant increases in key operating and financial metrics as well as being free cash flow accretive.

•

We simplified the capital structure and significantly reduced the cost of capital by entering into a $555 million credit facility, the proceeds of which were used to fund the PrairieWave transaction and refinance our existing credit facilities.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting estimates described in Note 2 of “Notes to Consolidated Financial Statements” included elsewhere in this annual report, the following may involve a higher degree of judgment and complexity.

Allowance for Doubtful Accounts. We use estimates to determine our allowance for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our delinquent customer accounts receivable.

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2006 and 2007, the net carrying amount of our property, plant and equipment was approximately $243.8 million, 72% of total assets, and $403.4 million, 65% of total assets, respectively. Total capital expenditures for the years ended December 31, 2005, 2006 and 2007 were approximately $31.6 million, $27.8 million and $45.8 million, respectively.

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

Judgment is required to determine the extent to which overhead is incurred as a result of specific capital activities, and therefore should be capitalized. The primary costs that are included in the determination of the overhead rate are (1) employee benefits and payroll taxes associated with capitalized direct labor, 2i) direct variable costs associated with capitalizable activities, consisting primarily of installation costs, (3) the cost of support personnel that directly assist with capitalizable installation activities, and (4) indirect costs directly attributable to capitalizable activities.

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

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144 “Accounting for Asset Impairment.” Factors we consider important and that could trigger an impairment review include the following:

•	significant underperformance of our assets relative to expected historical or projected future operating results;

•	significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

•	significant negative industry economic trends.

We perform a goodwill impairment test annually in accordance with SFAS No. 142 on January 1. Based on the results of the test, we recorded no impairment loss to our goodwill as of January 1, 2006, 2007 and 2008.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.6%, 44.4% and 42.1% of our consolidated revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.6%, 31.8% and 33.7% of our consolidated revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 21.0%, 22.6% and 22.7% of our consolidated revenues for the years ended December 31, 2005, 2006 and 2007, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately .8%, 1.2% and 1.4% of our consolidated revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

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

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T, Verizon and Qwest are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, Comcast and other providers.

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

Direct costs include:

•

Direct costs of video services. Direct cost of video services consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 47.2%, 48.8% and 52.0% for the years ended December 31, 2005, 2006 and 2007, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Because programming cost is partially based on the number of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 16.6%, 15.9% and 15.8% for the years ended December 31, 2005, 2006 and 2007, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was 3.7%, 3.1% and 4.5% for the years ended December 31, 2005, 2006 and 2007, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was 10.7%, 18.7% and 16.5% for the years ended December 31, 2005, 2006 and 2007, respectively.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachments rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.6%, 1.5% and 1.4% of total revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

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

•

Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design, 24 hours a day, seven days a week maintenance monitoring and plant maintenance activity.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007
Operating revenues:
Video	44%	44%	42%
Voice	34	32	34
Data	21	23	23
Other	1	1	1

Total operating revenues	100	100	100
Operating expenses:
Direct costs	30	29	30
Selling, general and administrative expenses	51	46	41
Depreciation and amortization	32	26	24
Capital markets activity and other	0	1	0

Total operating expenses	113	102	95

Operating income (loss)	(13)	(2)	5

Other income (expense):
Interest income	1	0	0
Interest expense	(15)	(13)	(12)
Loss on debt extinguishment	0	0	(8)
(Loss) gain on interest rate derivative instrument	0	0	0
(Loss) gain on adjustment of warrants to market	0	0	0
Other income (expense), net	0	0	0

Total other income (expense)	(14)	(13)	(20)

Loss before income taxes, discontinued operations and preferred stock dividends	(27)	(15)	(15)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	3	0	2
Preferred stock dividend	0	0	0

Net loss attributable to common stockholders	(24)%	(15)%	(13)%

Quarterly Comparison

The following table presents certain unaudited consolidated statements of operations and other operating data for our eight most recent quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this annual report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future periods or any year as a whole.

	Quarters ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share and operating data)
Revenues	$62,699	$64,113	$65,250	$66,929	$69,019	$91,553	$92,327	$94,753
Direct costs	18,514	18,888	18,958	19,137	20,479	27,549	28,758	27,274
Loss from continuing operations	(10,674)	(9,847)	(10,495)	(7,742)	(6,693)	(33,362)	(6,730)	(5,996)
Net income (loss)	(10,674)	(9,847)	(10,495)	(7,742)	(6,693)	(32,998)	1,769	(5,996)
Basic and diluted net income (loss) per share	$(.46)	$(.42)	$(.30)	$(.23)	$(.19)	$(.94)	$.05	$(.17)
Homes passed	960,034	962,391	965,678	968,187	971,566	1,093,448	1,095,492	1,097,455
Marketable homes passed	751,574	753,769	756,568	758,928	762,003	883,401	885,419	887,365
Video connections (1)	177,546	177,410	178,708	178,618	180,876	224,766	227,810	227,659
Video penetration (2)	23.6%	23.5%	23.6%	23.5%	23.7%	25.4%	25.7%	25.7%
Digital video connections	58,638	59,327	61,060	63,007	65,627	94,218	105,517	112,782
Digital penetration of video connections	33.0%	33.4%	34.2%	35.3%	36.3%	41.9%	46.3%	49.5%
Voice connections	155,337	158,033	160,362	161,498	163,972	232,112	235,040	235,434
Voice penetration (2)	20.7%	21.0%	21.2%	21.3%	21.5%	26.3%	26.5%	26.5%
Data connections	111,476	114,633	119,397	122,195	126,723	169,974	176,547	179,565
Data penetration (2)	14.8%	15.2%	15.8%	16.1%	16.6%	19.2%	19.9%	20.2%
Total connections	444,359	450,076	458,467	462,311	471,571	626,852	639,397	642,658
Average monthly revenue per connection	$47.66	$47.89	$47.79	$48.42	$49.16	$48.90	$48.87	$49.17

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Operating revenues increased 34.2% from $259.0 million for the year ended December 31, 2006, to $347.7 million for the year ended December 31, 2007. Operating revenues from video services increased 27.5% from $114.9 million for the year ended December 31, 2006, to $146.5 million for the same period in 2007. Operating revenues from voice services increased 42.3% from $82.4 million for the year ended December 31, 2006, to $117.3 million for the same period in 2007. Operating revenues from data services increased 34.8% from $58.6 million for the year ended December 31, 2006, to $79.0 million for the same period in 2007. Operating revenues from other services increased 59.2% from $3.1 million for the year ended December 31, 2006, to $4.9 million for the same period in 2007.

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 462,311 as of December 31, 2006, to 642,658 as of December 31, 2007 and rate increases effective the first quarter of 2007. The additional connections resulted primarily from the PrairieWave acquisition and:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

We added video connections in 2007 as the popularity of additional services and products such as digital video recorders (DVRs), high-definition televisions and broadcasts continued to grow. We expect to add new video connections in the future, but as our video segment matures in our current markets, we expect to grow at a decreasing rate compared to our historical experience. While the number of new video connections may grow at a declining rate, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

Direct costs. Direct costs increased 37.8% from $75.5 million for the year ended December 31, 2006, to $104.1 million for the year ended December 31, 2007. Direct costs of services for video services increased 35.9% from $56.0 million for the year ended December 31, 2006, to $76.2 million for the same period in 2007. Direct costs of services for voice services increased 41.2% from $13.1 million for the year ended December 31, 2006, to $18.5 million for the same period in 2007. Direct costs of services for data services increased 98.0% from $1.8 million for the year ended December 31, 2006, to $3.5 million for the same period in 2007. Direct costs of services for other services increased 40.6% from $574,000 for the year ended December 31, 2006, to $808,000 for the same period in 2007. Pole attachment and other network rental expenses increased 26.3% from $4.0 million for the year ended December 31, 2006, to $5.0 million for the same period in 2007. The increase in direct costs was primarily from the acquisition of PrairieWave. We expect our direct costs to increase as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative increased 19.5% from $118.2 million for the year ended December 31, 2006, to $141.3 million for the year ended December 31, 2007. The increase in our operating costs, included in selling, general and administrative, is consistent with our acquisition of PrairieWave and growth in connections and customers in 2007, and included increases in personnel cost, sales and marketing, bad debt and general office expenses, that were partially offset by reductions in tax and insurance expense. We incurred one time charges related to travel and other PrairieWave integration costs, included in selling, general and administrative, of $654,000 for the year ended December 31, 2007. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $2.0 million for the year ended December 31, 2006, to $2.8 million for the year ended December 31, 2007.

Depreciation and amortization. Our depreciation and amortization increased from $68.2 million for the year ended December 31, 2006, to $85.8 million for the year ended December 31, 2007, primarily due to the PrairieWave acquisition. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Capital markets activity and other. Our capital markets activity and other were $1.6 million for the year ended December 31, 2006, compared to $219,000 for the year ended December 31, 2007. The capital market activities in 2006 were primarily one-time charges related to the amendment of our first lien credit facility. The capital market activities in 2007 were primarily one-time charges related to due diligence performed on potential acquisitions.

Loss on debt extinguishment. In 2007, we recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities.

Interest income. Interest income was $365,000 for the year ended December 31, 2006, compared to $784,000 for the same period in 2007. The increase in interest income primarily reflects a higher average cash and cash equivalent balance during the year ended December 31, 2007.

Interest expense. Interest expense increased from $34.1 million for the year ended December 31, 2006, to $41.4 million for the year ended December 31, 2007. The increase in interest expense is primarily a result of the amendment of our term loan for the PrairieWave acquisition.

Gain (loss) on interest rate derivative instrument. Our loss on interest rate derivative instrument was $63,000 for the year ended December 31, 2006, compared to $758,000 for the year ended December 31, 2007. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. The agreement had a fair value of $1.5 million as of December 31, 2006. We terminated this agreement on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 4 of the “Notes to Consolidated Financial Statements” included elsewhere in this annual report.

Gain (loss) on adjustment of warrants to market. During 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published per share market value of our common stock. The published per share market value of our common stock on December 31, 2006 was $10.64 resulting in a $464,000 loss on the adjustment of warrants to market value. During 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published per share market value of our common stock. The warrants to purchase shares of common stock for an exercise price of $0.10 per share expired October 22, 2007. The published market per share value of our common stock on October 22, 2007 was $16.73 resulting in a $337,000 loss on the adjustment of warrants to market value, offset by a gain of $75,000 on forfeited warrants, resulting in a loss of $262,000 on the adjustment of warrants.

Other income (expense), net. Other income (expense), net decreased from income of $25,000 for the year ended December 31, 2006, to expense of $53,000 for the year ended December 31, 2007, primarily due to the disposition of property, plant and equipment.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2006 and 2007, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss before discontinued operations. We incurred a loss before discontinued operations of $38.8 million for the year ended December 31, 2006, compared to a loss before discontinued operations of $52.8 million for the year ended December 31, 2007.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book USA for $8.6 million. This business was included in the April 2007 acquisition of PrairieWave, and we intended to operate this business after its acquisition. After recording transactions costs of $139,000 and writing off net assets of $210,000, the company recorded a gain of $8.3 million. The net income from the directory business for the year ended December 31, 2007 was $612,000 and is also included in income from discontinued operations.

Preferred stock dividends. We issued 216,621 additional shares of the Series AA convertible preferred stock in the year ended December 31, 2006 as a stock dividend, and recognized dividends of $747,000 for the year ended December 31, 2006. All the outstanding shares of the Series AA preferred stock were converted to shares of common stock in June 2006.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $39.5 million and $43.9 million for the years ended December 31, 2006 and 2007, respectively. We expect net losses to decrease as our business matures.

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

Direct costs. Direct costs increased 8.4% from $69.6 million for the year ended December 31, 2005, to $75.5 million for the year ended December 31, 2006. Direct costs of services for video services increased 9.5% from $51.2 million for the year ended December 31, 2005, to $56.0 million for the same period in 2006. Direct costs of services for voice services increased 2.2% from $12.9 million for the year ended December 31, 2005, to $13.1 million for the same period in 2006. Direct costs of services for data services increased 1.0% from $1.8 million for the year ended December 31, 2005, to $1.8 million for the same period in 2006. Direct costs of services for other services increased 204.4% from $189,000 for the year ended December 31, 2005, to $574,000 for the same period in 2006. Pole attachment and other network rental expenses increased 10.1% from $3.6 million for the year ended December 31, 2005, to $4.0 million for the same period in 2006. We expect our direct costs to increase as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative increased 1.9% from $116.0 million for the year ended December 31, 2005, to $118.2 million for the year ended December 31, 2006. The increase in our operating costs, included in selling, general and administrative, is consistent with our growth in connections and customers in 2006, and included increases in personnel cost, cost of billing our customers, insurance and general office expenses, that were partially offset by reductions in outside or contract labor and bad debt expense. Our litigation fees, included in selling, general and administrative, decreased from $46,000 for the year ended December 31, 2005, to $0 for the year ended December 31, 2006, primarily due to conclusion of the Insight litigation. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $2.1 million for the year ended December 31, 2005, to $2.0 million for the year ended December 31, 2006.

Depreciation and amortization. Our depreciation and amortization decreased from $74.5 million for the year ended December 31, 2005, to $68.2 million for the year ended December 31, 2006. We expect depreciation and amortization expense to decrease as our overall capital expenditures decrease and existing long-lived assets become fully depreciated.

Capital markets activity and other. Our capital markets activity and other were $606,000 for the year ended December 31, 2005, compared to $1.6 million for the year ended December 31, 2006. The capital market activities in 2005 included $62,000 of one-time charges related to the amendment of our first lien credit facility and a $544,000 loss on the early extinguishment of debt related to the repayment of all amounts outstanding under our credit facilities with Wachovia Bank, National Association and CoBank, ACB and the redemption of our 12% senior notes due in 2009.

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

Gain (loss) on interest rate derivative agreement. We paid $1.3 million for an interest rate cap agreement, which became effective July 29, 2005. The cap agreement had a fair value of $1.54 million as of December 31, 2005 and $1.47 million as of December 31, 2006, resulting in a derivative loss of $63,000.

Gain (loss) on the adjustment of warrants to market. During 2005, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published per share market value of our common stock. The published per share market value of our common stock on December 31, 2005 was $3.84 resulting in a $37,000 gain on the adjustment of warrants to market. During 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published per share market value of our common stock. The published per share market value of our common stock on December 31, 2006 was $10.64 resulting in a $464,000 loss on the adjustment of warrants to market value.

Other income (expense), net. Other income (expense), net increased from expense of $12,000 for the year ended December 31, 2005, to income of $25,000 for the year ended December 31, 2006.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2005 and 2006, respectively, as our net operating losses are fully offset by a valuation allowance.

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

Liquidity and Capital Resources

Overview.

As of December 31, 2007, we had approximately $47.9 million of cash, cash equivalents and restricted cash on our balance sheet. Our net working capital on December 31, 2007 was $6.8 million, compared to net working deficit of $9.7 million as of December 31, 2006.

The Company’s current financial condition has been significantly influenced by positive cash flow from operations and changes in our debt capital structure. On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement that provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility, of which $1.5 million was outstanding as unused letters of credit as of December 31, 2007. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On January 4, 2008, the Company entered into a First Amendment to Amended and Restated Credit Agreement which provides for a $59.0 million incremental term loan to partially fund the $75.0 million Graceba Total Communications Group, Inc. acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

As discussed above, the borrowings under our term loans bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. In May 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing 1% annually. The swap agreement fixes 100% of the floating rate debt at 4.977% until July 3, 2010. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing 1% annually, which relates to an additional new borrowing to partially fund the Graceba acquisition. The swap agreement fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

We believe there is adequate liquidity from cash on hand and cash provided from operations to fund capital expenditures, operating expenses and debt service through 2008. Should we require additional funding, we have available a $25.0 million revolving loan. We believe that cash on hand and the cash flows from the existing Knology business plus the expected cash flows from the Graceba operations will be adequate to fund the operations, capital expenditures and debt service requirements of the combined business through 2008.

As of December 31, 2007 we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of December 31, 2007, we had a net working capital of $6.8 million, compared to net working deficit of $9.7 million as of December 31, 2006. The reduction in the working capital deficit from December 31, 2006 to December 31, 2007 is primarily due to an increase in trade accounts receivable resulting from customer connection growth and higher revenues and cash received from the sale of the directory business.

Net cash provided by operating activities from continuing operations totaled $19.2 million, $30.5 million and $57.0 million for the years ended December 31, 2005, 2006 and 2007, respectively, and operating activities from discontinued operations used net cash of $0.4 million for the year ended December 31, 2006 and provided net cash of $0.5 million for the year ended December 31, 2007. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	loss on debt extinguishment;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash (gain) loss on interest rate derivative instrument;

•	provision for bad debt;

•	loss on disposition of assets; and

•	(gain) loss on adjustment of warrants to market.

Net cash used in investing activities was $5.5 million, $26.0 million and $293.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. Investing activities in 2005 consisted primarily of $31.6 million of capital expenditures and $4.0 million for the purchase of short-term investments, partially offset by $16.6 million from the sale of short-term investments, $9.7 million proceeds from the sale of discontinued operations, and $3.8 million of cash pledged as security that was returned. The sale of discontinued operations was a result of the sale of our cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10.0 million in cash. Our investing activities in 2006 primarily consisted of $27.8 million of capital expenditures, partially offset by $1.9 million of cash pledged as security that was returned. Our investing activities in 2007 primarily consisted of $256.2 million purchase of PrairieWave, and $45.8 million of capital expenditures, partially offset by $8.6 million proceeds from sale of discontinued operations. The sale of discontinued operations was a result of the sale of our telephone directory business to Yellow Book USA for $8.6 million, of which $860,000 was placed in escrow, and will be paid out in September 2008, subject to any indemnification claims by Yellow Book, but was recognized into income at the sale date.

Net cash used in financing activities totaled $7.2 million and $5.1 million for the years ended December 31, 2005 and 2006, respectively, and net cash provided by financing activities totaled $270.4 million for the year ended December 31, 2007. In 2005, financing activities consisted primarily of $296.0 million in principal payments on debt, $9.7 million of expenditures related to issuance of debt and $1.3 million for the purchase of a interest rate hedge agreement with Credit Suisse First Boston International, partially offset by $280.0 million of proceeds from the first lien and the second lien credit agreement and $20.0 million in gross proceeds from the issuance of our Series AA preferred stock. In 2006, financing activities consisted primarily of $2.2 million in principal payments on debt and $3.5 million of expenditures related to issuance of debt, which represents a 2% call premium associated with the amendment of the first lien term loan facility, partially offset by $584,000 of proceeds from stock options exercised. In 2007, financing activities consisted primarily of $555.0 million proceeds from first lien term loan, $1.7 million proceeds from stock options exercised and $716,000 proceeds from unwinding the interest rate derivative instrument, partially offset by $273.7 million in principal payments on debt and $13.3 million of expenditures related to issuance of debt.

Capital Expenditures, Operating Expenses and Debt Service

We spent approximately $45.8 million in capital expenditures during 2007, of which approximately $26.7 million related to the purchase and installation of customer premise equipment, $7.8 million related to plant extensions and enhancements and $11.3 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $50.0 million in capital expenditures during 2008. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2008. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

In 2008, we will expand into a market in Dothan, Alabama through the $75.0 million acquisition of Graceba, which was completed January 2008. See Note 14 of the “Notes to Consolidated Financial Statements” included elsewhere in this annual report.

We do not intend to expand into other markets or make further acquisitions until the required funding is available.

Contractual Obligations

The following table sets forth, as of December 31, 2007, our long-term debt, capital leases, operating lease and other obligations for 2008, the following four years and thereafter. The long-term debt obligations are our principal payments on cash debt service obligations. Interest is comprised of interest payments on cash debt service and capital lease obligations. The capital lease obligations are our future rental payments under one lease with a 10-year term, Video on Demand equipment and network fiber leasing agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2008 through December 31, 2008	January 1, 2009 through December 31, 2010	January 1, 2011 through December 31, 2012	After December 31, 2012
	(in thousands)
Long-term debt obligations	$552.2	$5.5	$11.1	$535.6	$0
Interest	168.5	40.4	79.4	48.7	0
Capital lease obligation	3.1	.6	1.4	1.1	0
Operating lease obligations	19.1	4.4	6.0	3.6	5.1
Programming contracts(1)	242.8	80.8	162.0	0	0
Pole attachment obligations (2)	13.5	4.5	9.0	0	0

Total	$999.2	$136.2	$268.9	$589.0	$5.1

(1)	We have entered into contracts with various entities to provide programming to be aired by us. We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
(2)	Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

As discussed above, we currently expect to spend $50.0 million in capital expenditures in 2008. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $46.4 million of cash and cash equivalents on hand as of December 31, 2007, with the remainder funded by cash flow generated by operations. Beyond 2008, we may need to raise additional capital through equity offerings, asset sales or debt refinancing to grow the business through any potential merger and acquisition activity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses interest rate swap and interest rate cap contracts to manage the impact of interest rate changes on earnings and operating cash flows. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Company believes these agreements are with counter-parties who are creditworthy financial institutions.

The Company has adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the variable-rate debt affects earnings. The ineffective portions are recognized directly in earnings. Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument. The Company has formally documented, designated and assessed at inception of the derivative instruments. Based on criteria listed in SFAS No. 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed that the swap agreements are completely effective and therefore there are no ineffectiveness. The Company assesses for ineffectiveness on a quarterly basis. The Company uses derivative instruments as risk management tools and not for trading purposes.

In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280.0 million to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. The Company paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. The Company did not designate the cap agreement as an accounting hedge under SFAS No. 133. Accordingly changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). “Gain (loss) on interest rate derivative instrument” was $267,000, $(63,000) and $(758,000) for the years ended December 31, 2005, 2006 and 2007, respectively. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716,000 cash proceeds.

On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing 1% annually. The swap agreement fixes 100% of the floating rate debt at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and subsequently reclassified to “Interest Expense” on the statement of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-21 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective.

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s independent registered public accounting firm also audited, and reported on the effectiveness of internal control over financial reporting. Management’s report is included below under the caption “Management’s Report on Internal Control over Financial Reporting” and the independent registered public accounting firm’s attestation report entitled “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is included in Item 8 of this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: March 14, 2008

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

Name	Age	Position	Current Term Expires
Rodger L. Johnson	60	President, Chief Executive Officer and Director	2008
M. Todd Holt	40	Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Corporate Controller
Felix L. Boccucci, Jr.	49	Vice President of Business Development
Weldon A.Feightner	47	Vice President and Regional General Manager
Allan H. Goodson	50	Vice President and Regional General Manager
Bruce D. Herman	51	Vice President, Mergers and Acquisitions
Ronald K. Johnson	53	Vice President, Business Sales and Service
Marcus R. Luke, PhD	53	Chief Technology Officer
Bret T. McCants	48	Senior Vice President of Operations
Anthony J. Palermo	52	Vice President of Marketing
Richard D. Perkins	49	Vice President of Information Technology
Andrew M. Sivell	48	Vice President of Network Operations
Brad M. Vanacore	53	Vice President of Human Resources
Chad S. Wachter	41	Vice President, General Counsel and Secretary
Campbell B. Lanier, III	57	Chairman of the Board	2008
Alan A. Burgess (1)	72	Director	2009
Donald W. Burton (2)	64	Director	2010
Eugene I. Davis (1)(3)	53	Director	2008
O. Gene Gabbard (1)(2)	67	Director	2009
William H. Scott, III (2)(3)	60	Director	2010

(1)	Member of the audit committee.
(2)	Member of the compensation and stock option committee.
(3)	Member of the nominating committee.

Provided below are biographies of each of the officers and directors listed in the table above.

Rodger L. Johnson has served as President and as a director since April 1999 and as our Chief Executive Officer since June 1999. Prior to joining us, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central, Inc., a publicly traded provider of pay telephone services, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of CareCentric, Inc., a publicly traded medical software manufacturer. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Firstwave Technologies, Inc., a publicly traded sales and marketing software provider. Mr. Johnson spent his early career from June 1971 to November 1984 with AT&T where he worked in numerous departments, including sales, marketing, engineering, operations and human resources. In his final job at AT&T, he directed the development of consumer market sales strategies for the northeastern United States, a territory encompassing 10.5 million customers at the time.

M. Todd Holt has served as our Chief Financial Officer since August 2005. Mr. Holt served as our Corporate Controller from 1998 to July 2005. Mr. Holt is a member of the American Institute of Certified Public Accountants and previously practiced public accounting as an audit manager with Ernst & Young.

Felix L. Boccucci, Jr. has served as Vice President Regulatory Affairs/Governmental Affairs since February 2008. Previously Mr. Boccucci served as Vice President of Business Development since August 1997, and he served as the Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. From October 1994 until December 1995, he served as Vice President Finance-Broadband of ITC Holding. As Vice President Finance-Broadband of ITC Holding Company, Mr. Boccucci conducted a feasibility study that led to Knology’s formation in 1996. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE’s Central Area Telephone Operations. From 1987 to 1991, he was the Assistant Vice President Controller in charge of Contel’s Eastern Region Telephone Operations comprising 13 companies in 12 states. Mr. Boccucci is a Certified Public Accountant in the Commonwealth of Virginia and holds a BS degree in business Administration with a concentration in Accounting from Shepherd University.

Weldon A. Feightner serves as Vice President and Regional General Manager of Regional Operations where he is responsible for the company’s systems in Sioux Falls and Rapid City, South Dakota; Columbus, Georgia; Dothan and Montgomery, Alabama; and Panama City, Florida. His management career with Knology spans more than 10 years, and he has been engaged in the industry for more than 29 years. Prior to his tenure with Knology, Mr. Feightner was Regional Manager with FrontierVision, a broadband communications cable company responsible for operations in Michigan, Ohio and Kentucky. He has also worked in Cincinnati as General Manager for United Video Cable Company and as Technical Operations Manager for Time Warner.

Allan H. Goodson joined Knology in June 2000 and serves as Vice President of Regional Operations, where he is responsible for the Huntsville, Knoxville, Charleston and Augusta divisions, as well as Call Center operations. Prior to joining Knology, Mr. Goodson was the Executive Vice President and Chief Operating Officer of On Command Corp., an international telecommunications company specializing in commercial hotel in-room television entertainment and Internet products. During his 20 years in the telecommunications industry, Mr. Goodson also held positions with STC Cable Corporation and TCI.

Bruce D. Herman has served as Vice President, Mergers and Acquisitions, since September 2007, and was Chief Executive Officer of PrairieWave Communications prior to its acquisition by Knology in April 2007. Previous experience included Chief Financial Officer, Treasurer, and corporate and financial analysis positions at Ford Motor Company, USL Capital Corp, Hexcel Corp, and Martin Group Inc. Mr. Herman was actively involved in over a dozen mergers and acquisitions opportunities at each of his prior companies, and was responsible for two post-acquisition integration efforts.

Ronald K. Johnson serves as Vice President, Business Sales and Service for Knology and has over 25 years experience in marketing and selling telecommunications to businesses. Mr. Johnson started in the industry with AT&T and served in various sales and marketing roles, including working with large multi-national corporations to optimize their use of telecommunications for both voice and data networks. He also established critical sales functions used to propose data networking solutions provided via satellite networks (VSAT). After leaving AT&T, Mr. Johnson led the marketing efforts of a small video conferencing company and then moved into the newly competitive local telephone service arena to sell telecommunications services to business customers for MediaOne in Atlanta. After AT&T’s purchase of MediaOne, Mr. Johnson joined BroadRiver Communications as the Vice President of Sales. BroadRiver was one of the first pure IP telephony service providers to target small to medium size businesses. Mr. Johnson joined Knology in September of 2002 to grow the Knology Business Services organization into a premier provider of leading edge products and service.

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

Bret T. McCants has served as our Senior Vice President of Operations since January 2007. In his 10 years with Knology, Mr. McCants has also served as Vice President and Regional General Manager and Vice President of Network Construction. Prior to joining Knology, Mr. McCants spent 16 years in the electric utility industry with experience in operations, engineering, communications and sales and marketing.

Anthony J. Palermo rejoined the Knology Broadband Services Management team as Vice President of Marketing in 2007. In this role, he will be responsible for Knology’s Marketing, Marketing Communications, Product Development and Management. Previous to rejoining Knology, Mr. Palermo led Scientific-Atlanta’s SciCare Broadband Services business as Vice President of Business Development and Emerging Markets. In his role at Scientific-Atlanta, he was responsible for SciCare’s product management, sales and marketing support, consulting, and training activities. Mr. Palermo served as Corporate Vice President for Operations, Sales and Marketing at broadband provider Knology, Inc. from 1999 through 2004. He has held operations and marketing positions with several other software and telecommunications firms such as Brock Control Systems, Interactive Financial Services and AT&T Long Lines.

Richard D. Perkins has served as Knology’s Vice President of Information Technology and Billing since January 2003. Mr. Perkins has over 20 years experience directing the development and deployment of management systems spanning a variety of industries, mostly manufacturing and telecommunications. Prior to joining Knology, he held various leadership roles during his 10 years with Perot Systems, a leading Dallas Texas IT consulting firm.

Andrew M. Sivell has served as Vice President of Network Operations since October 2000 where he is responsible for switching, digital transport, network provisioning, video services and the Network Operation Center’s functions. From May 1998 to June 2003, Mr. Sivell served as our Director of Network Operations. Mr. Sivell has 28 years experience in the communications industry, having held technical management positions with Interstate Fibernet, Intercel, MCI, Telecom USA and Southern Net.

Brad M. Vanacore has served as the Corporate Vice President of Human Resources for Knology since October 2005. He has worked for the ITC Holding Company since 1995 and previously served as the Senior Vice President Human Resources for ITC Financial Services and PRE Holdings, Inc. His current responsibilities include compensation and benefits, employee relations, recruitment, training, payroll and several legal compliance duties. Mr. Vanacore was also the Corporate Vice President of Human Resources and Administration at Powertel, Inc., a regional wireless phone service provider, from 1995-2001. Mr. Vanacore has prior work experience as the Vice President of Human Resources at another start-up company, Cott Beverages, USA, a national soft drink manufacturer. He began his career with United Technologies Corporation, where he spent 15 years working in labor relations, negotiations, arbitrations and various Human Resources generalist capacities.

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

Campbell B. Lanier, III has been a director since November 1995 and has served as our Chairman of the Board since September 1998. Since July 2003, Mr. Lanier has served as Chairman and Chief Executive Officer of Magnolia Holding Company, LLC and ITC Holding Company, LLC; Magnolia Holding Company, LLC operates a promotional goods business, a transaction processing business and a consulting business. Mr. Lanier served as Chairman of the Board and Chief Executive Officer of ITC Holding until May 2003 and served as a director of the company from its inception in May 1989 until its sale to West Corporation on May 9, 2003. In addition, Mr. Lanier was also an officer and director of several former subsidiaries of ITC Holding Company. In conjunction with the transaction with the West Corporation, the ITC Holding Company name was transferred to an entity owned by Mr. Lanier and is currently organized as ITC Holding Company, LLC. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997. He has also served as board member of Interactive Communications, Inc. (InComm), since May, 2005.

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

Donald W. Burton has been one of our directors since January 1996. Since December 1983, he has served as Managing General Partner of South Atlantic Venture Funds. Mr. Burton also has been the General Partner of the Burton partnerships since October 1979. He has served as President and Chairman of South Atlantic Capital Corporation since 1997 and South Atlantic Capital, Inc. since 1997. Mr. Burton is a Director of BlackRock Investment Managers (ClusterA), Capital Southwest Corporation and several private companies. Mr. Burton also serves as a member of the Investment Advisory Council of the Florida State Board of Administration until December 31, 2007.

Eugene I. Davis has been one of our directors since November 2002. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately held consulting firm, and of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic products. From May 1999 to June 2001, he served as Chief Executive Officer of SmarTalk Teleservices Corp., an independent provider of prepaid calling cards. Mr. Davis was Chief Operating Officer of Total-Tel Communications, Inc., a long-distance telecommunications provider from October 1998 to March 1999. Mr. Davis currently serves as the chairman of the board of Atlas Air Worldwide Holdings, Inc. Mr. Davis was elected to our board of directors pursuant to our stockholders agreement, which permitted certain holders of the Series D preferred stock to designate a nominee to serve as director for a three-year term.

O. Gene Gabbard has been one of our directors since September 2003. Mr. Gabbard has worked independently as an entrepreneur and consultant since February 1993. From August 1990 to January 1993, Mr. Gabbard served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard also served from June 1998 to June 2002 on the board of ClearSource, Inc. (now Grande Communications Inc.), a provider of broadband communications services. In January 2005, Mr. Gabbard was appointed to the Board of Directors of COLT Telecom Group SA, Luxembourg, a provider of telecommunications service to businesses throughout Europe. Since June 2006, he has also been a member of the board and audit committee of Hughes Communications, Inc., Germantown, Maryland, the leading provider of satellite based data communications systems and services. He is currently a Special Limited Partner in Ballast Point Ventures, a venture capital fund based in St. Petersburg, Florida. Mr. Gabbard is nominee for Class I Director.

William H. Scott, III has been one of our directors since November 1995. He served as President of ITC Holding Company from December 1991 and was a director of that company until its sale in May 2003. Mr. Scott is an investor in and director of several private companies.

The remaining information required by this Item 10 will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC (the Proxy Statement) in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

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

The information required by this Item 11 will be contained in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Meetings and Committees of the Board” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the sections entitled “Principal Stockholders” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the section entitled “Transactions with Related Persons” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firms” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ reports are included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2006 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007.

Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 8, 2007, among Knology, Inc., PrairieWave Holdings, Ins., Knology Acquisition Sub, Inc., ALTA Communications VIII, L.P. and certain equity holders of PrairieWave Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

2.2	Share Purchase Agreement, dated November 2, 2007, by and among Graceba Total Communications, Inc., C. Christopher Dupree, Knology, Inc., and Knology of Alabama, Inc.

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8	Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.13	Ordinance No. 78-2007 (Montgomery, Alabama), dated November 5, 2007.

10.14	Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.15	Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16	Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.17	Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18	Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19	Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20	Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21	Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.22*	Master Agreement for Internet Access Services dated January 2, 2002, by and between ITC/\DeltaCom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.21 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-32647)).

10.23*	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.240*	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.27	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.29	Pole Attachment Agreement, dated April 12, 2007, between PrairieWave Black Hills, LLC and Black Hills Power, Inc.

10.30	Carrier Services Agreement dated July 16, 2001, between Business Telecom, Inc. and Knology, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-32647)).

10.31*	Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.32*	Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.33	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.34	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.35	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.36**	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.37	Warrant Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (including form of Warrant Certificate) (Incorporated herein by reference to Exhibit 10.65 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.38	Warrant Registration Rights Agreement, dated as of December 3, 1999, between Knology, Inc. and United States Trust Company of New York (Incorporated herein by reference to Exhibit 10.66 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.39	Knology, Inc. Spin-Off Plan (Incorporated herein by reference to Exhibit 10.71 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.40	Residual Note from Knology, Inc. to ITC Holding Company, Inc. (Incorporated herein by reference to Exhibit 10.74 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
10.41	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.42*	On/Line Operating and License Agreement dated March 18, 1998 between Knology Holdings, Inc. and CableData, Inc. (Incorporated herein by reference to Exhibit 10.49 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.43*	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.44*	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.45*	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.46	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.47	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc. ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.48	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc. ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.49*	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.50	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.51	Transfer Agreement, dated January 7, 2004, by and between Pinellas County, Florida, Verizon Media Ventures Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.52	City of St. Petersburg Ordinance No. 643-G, dated November 20, 2003, Approving an Extension of the Knology Broadband of Florida, Inc. Cable Television Franchise from September 9, 2006 to September 9, 2009 (Incorporated herein by reference to Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.53	Transfer Agreement, dated December 16, 2003, by and between the City of Clearwater and Verizon Media Ventures Inc., Knology, Inc., Knology Broadband of Florida, Inc. and Knology New Media, Inc. (Incorporated herein by reference to Exhibit 10.58 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.54	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.55	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.56	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.57**	Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-32647)).

10.58**	Description of Named Executive Officer and Director Compensation Arrangements (Incorporated herein by reference to Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-32647)).

10.59	Amended and Restated Credit Agreement, dated as of March 14, 2007, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, as Administrative Agent and Collateral Agent and Jefferies & company, Inc., as Syndication Agent, Royal Bank of Canada and CIT Lending Services Corporation, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

10.60	Amended and Restated Pledge and Security Agreement, dated as of April 3, 2007, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

10.61	Amended and Restated Trademark Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Black Hills FiberCom, LLC and PrairieWave Communications, Inc., each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

10.62	Amended and Restated Guaranty, dated as of April 3, 2007, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation (Incorporated herein by reference to Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.63	Revolving Note, dated as of April 3, 2007, in favor of Royal Bank of Canada (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.64	Revolving Note, dated as of April 3, 2007, in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.65**	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

10.66	Amended and Restated Credit Agreement

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

*	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.

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

SIGNATURE	TITLE	DATE

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Chairman of the Board and Director	March 14, 2008

/s/ RODGER L. JOHNSON Rodger L. Johnson	President, Chief Executive Officer and Director (Principal executive officer)	March 14, 2008

/s/ M. TODD HOLT M. Todd Holt	Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Corporate Controller (Principal financial officer and principal accounting officer)	March 14, 2008

/s/ ALAN A. BURGESS Alan A. Burgess	Director	March 14, 2008

/s/ DONALD W. BURTON Donald W. Burton	Director	March 14, 2008

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 14, 2008

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 14, 2008

/s/ WILLIAM H. SCOTT III William H. Scott III	Director	March 14, 2008

I ndex to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited Knology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A. Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PrairieWave Holdings, Inc., which was acquired on April 3, 2007, and which is included in the consolidated balance sheets of Knology, Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. PrairieWave Holdings, Inc. constituted 43% and (20)% of total assets and net assets, respectively, as of December 31, 2007, and 19% and (16)% of revenues and net income (loss), respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of PrairieWave Holdings, Inc. because of the timing of the acquisition which was completed on April 3, 2007. Our audit of internal control over financial reporting of Knology, Inc. also did not include an evaluation of the internal control over financial reporting of PrairieWave Holdings, Inc.

In our opinion, Knology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited the accompanying consolidated balance sheets of Knology, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Knology, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 of Knology, Inc. and subsidiaries (“the Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 20, 2006

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	DECEMBER 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,577	$46,448
Restricted cash	1,620	1,459
Accounts receivable, net of allowance for doubtful accounts of $687 and $975 as of December 31, 2006 and 2007, respectively	22,511	30,154
Prepaid expenses and other	2,509	2,198

Total current assets	38,217	80,259

PROPERTY, PLANT AND EQUIPMENT, NET:
System and installation equipment	614,422	796,922
Test and office equipment	53,182	62,537
Automobiles and trucks	8,442	9,707
Production equipment	781	781
Land	4,281	6,108
Buildings	17,608	35,734
Construction and premise inventory	7,613	8,329
Leasehold improvements	2,340	2,368

	708,669	922,486
Less accumulated depreciation and amortization	(464,838)	(519,010)

Property, plant, and equipment, net	243,831	403,476

OTHER LONG-TERM ASSETS:
Goodwill	40,834	98,638
Deferred debt issuance costs, net	9,912	11,092
Interest rate hedge instrument	1,474	0
Investments	1,243	2,536
Intangible and other assets, net	1,050	5,436

Total assets	$336,561	$601,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,302	$6,162
Accounts payable	19,076	26,834
Accrued liabilities	15,525	25,865
Unearned revenue	10,984	14,588

Total current liabilities	47,887	73,449
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	270,711	549,156
Interest rate hedge instrument	0	13,782
Warrants	590	0

Total noncurrent liabilities	271,301	562,938

Total liabilities	319,188	636,387

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006 and 2007, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 34,780,896 and 35,310,012 shares issued and outstanding at December 31, 2006 and 2007, respectively	348	353
Additional paid-in capital	584,017	589,389
Accumulated other comprehensive loss	0	(13,782)
Accumulated deficit	(566,992)	(610,910)

Total stockholders’ equity (deficit)	17,373	(34,950)

Total liabilities and stockholders’ equity	$336,561	$601,437

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
OPERATING REVENUES:
Video	$103,039	$114,884	$146,457
Voice	77,602	82,434	117,316
Data	48,453	58,599	78,986
Other	1,763	3,074	4,893

Total operating revenues	230,857	258,991	347,652

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	69,616	75,497	104,060
Selling, general and administrative expenses	116,010	118,216	141,308
Depreciation and amortization	74,490	68,189	85,776
Capital markets activity and other	606	1,623	219

Total operating expenses	260,722	263,525	331,363

OPERATING INCOME (LOSS)	(29,865)	(4,534)	16,289

OTHER INCOME (EXPENSE):
Interest income	1,074	365	784
Interest expense	(34,719)	(34,087)	(41,406)
Loss on debt extinguishment	0	0	(27,375)
Gain (loss) on interest rate derivative instrument	267	(63)	(758)
Gain (loss) on adjustment of warrants to market	37	(464)	(262)
Other income (expense), net	(12)	25	(53)

Total other expense	(33,353)	(34,224)	(69,070)

LOSS FROM CONTINUING OPERATIONS	(63,218)	(38,758)	(52,781)
INCOME FROM DISCONTINUED OPERATIONS (includes gains on disposal of $8,320 and $8,251 in 2005 and 2007, respectively) (Note 10)	8,404	0	8,863

NET LOSS	(54,814)	(38,758)	(43,918)
PREFERRED STOCK DIVIDENDS	(588)	(747)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(55,402)	$(39,505)	$(43,918)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2.69)	$(1.41)	$(1.51)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.35	0.00	0.25

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2.33)	$(1.41)	$(1.25)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,751,085	27,931,470	35,064,110

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
BALANCE, December 31, 2004	23,697,787	$237	$559,452	$0	$(473,420)	$86,269

Net loss					(54,814)	(54,814)
Exercise of stock options	71,183	1	121			122
Non-cash stock option compensation			2,101			2,101
Preferred stock offering costs			(348)			(348)
Preferred stock dividends			(588)			(588)
Exercise of warrants	16,512	1	33			34
Conversion of preferred stock to common stock	367,719	3	732			735

BALANCE, December 31, 2005	24,153,201	$242	$561,503	$0	$(528,234)	$33,511

Net loss					(38,758)	(38,758)
Exercise of stock options	201,295	2	582			584
Non-cash stock option compensation	105,495	1	2,024			2,025
Preferred stock dividends			(747)			(747)
Exercise of warrants	18,777		161			161
Conversion of preferred stock to common stock	10,302,128	103	20,494			20,597

BALANCE, December 31, 2006	34,780,896	$348	$584,017	$0	$(566,992)	$17,373

Net loss					(43,918)	(43,918)
Change in fair value of interest rate swap				(13,782)		(13,782)
Exercise of stock options	478,178	4	1,720			1,724
Non-cash stock option compensation			2,799			2,799
Exercise of warrants	50,938	1	853			854

BALANCE, December 31, 2007	35,310,012	$353	$589,389	$(13,782)	$(610,910)	$(34,950)

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,814)	$(38,758)	$(43,918)
Income and gain on discontinued operations	8,404	0	8,863

Loss from continuing operations	(63,218)	(38,758)	(52,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,490	68,189	85,776
Loss on debt extinguishment	544	0	9,251
Non-cash stock option compensation	2,101	2,025	2,799
Accretion of second lien term loan	332	660	169
Non-cash bank loan interest expense	1,226	3,841	3,077
Non-cash (gain) loss on interest rate derivative instrument	(267)	63	758
Provision for bad debt	4,080	3,449	5,004
Loss on disposition of assets	25	333	67
(Gain) loss on adjustment of warrants to market	(37)	464	262
Changes in operating assets and liabilities:
Accounts receivable	(4,439)	(6,677)	(6,592)
Prepaid expenses and other	91	(637)	1,427
Accounts payable	(419)	(934)	344
Accrued liabilities	6,420	(2,325)	7,316
Unearned revenue	(1,706)	850	133

Total adjustments	82,441	69,301	109,791

Net cash provided by operating activities from continuing operations	19,223	30,543	57,010

Net cash provided by (used in) operating activities from discontinued operations	(405)	0	497

Net cash provided by operating activities	18,818	30,543	57,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,613)	(27,821)	(45,792)
Purchase of short term investments	(4,000)	0	0
Proceeds from sale of short term investments	16,625	0	0
Purchase of PrairieWave, net of cash acquired	0	0	(256,162)
Franchise and other intangible expenditures	(295)	(246)	(377)
Proceeds from sale of property	170	122	498
Change in restricted cash	3,828	1,917	161

Net cash used in investing activities from continuing operations	(15,285)	(26,028)	(301,672)

Net cash provided by investing activities from discontinued operations	9,730	0	8,599

Net cash used in investing activities	(5,555)	(26,028)	(293,073)

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	280,000	0	555,000
Principal payments on debt and short-term borrowings	(295,992)	(2,243)	(273,688)
Expenditures related to issuance of long term debt	(9,675)	(3,464)	(13,316)
Proceeds from issuance of convertible preferred stock	20,000	0	0
Expenditures related to issuance of convertible preferred stock	(348)	0	0
Stock options exercised	122	584	1,724
Proceeds from unwind of interest rate derivative instrument	(1,270)	0	716
Proceeds from exercised warrants	1	2	1

Net cash provided by (used in) financing activities	(7,162)	(5,121)	270,437

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,101	(606)	34,871
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,082	12,183	11,577

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,183	$11,577	$46,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$30,906	$30,186	$32,679

Non-cash financing activities: Debt acquired (adjusted) in capital lease transactions	$1,303	$(52)	$682

Preferred stock dividend paid in kind	$588	$747	$0

Preferred stock conversion to common	$0	$19,285	$0

Detail of acquisition:
Accounts receivables, net	0	0	6,287
Prepaid expenses	0	0	1,322
Property, plant and equipment	0	0	197,726
Goodwill	0	0	57,804
Customer base	0	0	4,402
Intangible and other assets	0	0	1,234
Investments	0	0	1,293
Accounts payable	0	0	(7,414)
Accrued liabilities	0	0	(3,022)
Unearned revenue	0	0	(3,470)

Cash paid for acquisition, net of cash acquired of $2,680	$0	$0	$256,162

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2005, 2006 and 2007

(dollars in thousands, except share data)

1. Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business

Knology, Inc. and its subsidiaries (“Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998.

Knology and its subsidiaries own and operate an advanced interactive broadband network and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern and midwestern United States. Certain subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain subsidiaries are subject to regulation by the Federal Communications Commission.

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

The Company operates as one operating segment.

Certain prior year amounts have been reclassified to conform to current year presentation. Corresponding changes have been made to the Company’s Consolidated Balance Sheet, Statements of Operations and Statements of Cash Flows as appropriate.

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

On January 4, 2008, the Company completed its acquisition of Graceba Total Communications Group, Inc. (“Graceba”), a voice, video and high-speed Internet broadband services provider in Dothan, Alabama. The Company’s presented consolidated financial statements do not include Graceba Total Communications Group, Inc. financial condition or results of operations.

2. Summary of Significant Accounting Policies

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of accounts receivable, valuation of inventories and investments, useful lives of property, plant and equipment, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market funds with commercial banks and financial institutions.

Restricted cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. As of December 31, 2006, the Company had $1,620 of cash that is restricted in use, all of which is pledged as collateral for amounts potentially payable under certain insurance, lease, franchise and surety bond agreements. As of December 31, 2007, the Company had $1,459 of cash that is restricted in use, $590 of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements. The remaining $869 is in escrow in connection with the sale of discontinued operations (see Note 10).

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. The Company writes off and sends to collections any accounts receivable 110 days past due. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs, net of recoveries	Balance at end of period
2005	$724	$4,080	$3,918	$886
2006	$886	$3,449	$3,648	$687
2007	$687	$5,004	$4,716	$975

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

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $73,581, $68,351 and $83,989, respectively. Inventories are valued at the lower of cost (determined on a weighted average basis) or market and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

The Company constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2007, the Company has obtained these franchises through acquisitions of cable systems accounted for as purchase business combinations and construction of new cable systems.

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under FASB Statement No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), as well as the carrying value of goodwill.

	2006	2007	Amortization Period (Years)
Customer base	$460	$4,862	2-3
Other	914	2,517	1-10

Gross carrying value of intangible assets subject to amortization	1,374	7,379
Less accumulated amortization	742	2,528

Net carrying value	632	4,851
Goodwill	40,834	98,638

Total goodwill and intangibles	$41,466	$103,489

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company has adopted January 1 as the calculation date and has evaluated these assets as of January 1, 2006, 2007 and 2008, and no impairment was identified.

Amortization expense related to intangible assets was $378, $(162) and $1,787 for the years ended December 31, 2005, 2006 and 2007, respectively. In April 2006, the Company adjusted amortization of multiple dwelling unit signing bonuses over the life of the contract instead of the one year policy which resulted in a negative expense of $370.

Scheduled amortization of intangible assets for the next five years as of December 31, 2007 is as follows:

2008	$1,532
2009	1,143
2010	1,123
2011	856
2012	89
Thereafter	108

$4,851

Deferred debt issuance costs

Deferred debt issuance costs include costs associated with the issuance and refinancing of debt and credit facilities (Note 4). Deferred debt issuance costs are amortized to interest expense over the contractual term of the debt using the effective interest method. Deferred debt issuance costs and the related useful lives and accumulated amortization at December 31, 2006 and 2007 are as follows:

	2006	2007	Amortization Period (Years)
Previous deferred issuance costs	$8,764	$9,912	4-6
Expenditures related to bank loan	3,464	13,316	4-6
Accumulated amortization	(2,316)	(2,934)
Loss on early extinguishment of debt	0	(9,202)

Deferred issuance costs, net	$9,912	$11,092	4-6

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap contracts to manage the impact of interest rate changes on earnings and operating cash flows. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Company believes these agreements are with counter-parties who are creditworthy financial institutions.

The Company has adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the variable-rate debt affects earnings. The ineffective portions are recognized directly in earnings. Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument. The Company has formally documented, designated and assessed at inception of the derivative instruments. Based on criteria listed in SFAS No. 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed that the swap agreements are completely effective and therefore there are no ineffectiveness. The Company assesses for ineffectiveness on a quarterly basis. The Company uses derivative instruments as risk management tools and not for trading purposes.

In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280,000 to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. The Company paid $1,270 for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. The Company did not designate the cap agreement as an accounting hedge under SFAS No. 133. Accordingly changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). “Gain (loss) on interest rate derivative instrument” was $267, $(63) and $(758) for the years ended December 31, 2005, 2006 and 2007, respectively. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds.

On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555,000 amortizing 1% annually. The swap agreement fixes 100% of the floating rate debt at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and subsequently reclassified to “Interest Expense” on the statement of operations. The swap agreement has an estimated fair value of $(13,474) as of December 31, 2007, which approximates the cost to settle the outstanding contract based on dealer quote considering current market rates.

On December 19, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $59,000 amortizing 1% annually, in connection with the first amendment debt associated with the acquisition of Graceba Total Communications. The swap agreement fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet. The swap agreement has an estimated fair value of $(308) as of December 31, 2007, which approximates the cost to settle the outstanding contract based on dealer quote considering current market rates.

Valuation of long-lived assets

Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company has evaluated these assets as of December 31, 2007, and no impairment was identified.

Direct Costs

Cost of services related to video consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and is generally based on the average number of subscribers to each program. Cost of services related to voice and data services and other consists primarily of transport cost and network access fees specifically associated with each of these revenue streams. Pole attachment and other network rental expenses consist primarily of pole attachments rents paid to utility companies for space on their utility poles to deliver the Company’s various services and network hub rents.

Stock based compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amended APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. In December 2002, the Company elected to adopt the recognition provisions of SFAS No. 123 which was considered the preferable accounting method for stock-based employee compensation. The Company also elected to report the change in accounting principle using the prospective method in accordance with SFAS No. 148. Under the prospective method, the recognition of compensation costs is applied to all employee awards granted, modified, vested or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, the Company recorded $2,101, $2,025 and $2,799 of non-cash stock option compensation expense for the years ended December 31, 2005, 2006 and 2007, respectively.

Investments

Investments and equity ownership in associated companies consisted of the following at December 31, 2006 and 2007:

	2006	2007
Grande Communications (“Grande”) common stock, 10,946,556 shares in 2006 and 2007.	$1,243	$1,243
PrairieWave Condominium Association (“PWCA”)	0	1,293

Investments	$1,243	$2,536

At December 31, 2007, the Company, through its wholly owned subsidiaries, owned approximately 1.5% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting adjusted for impairment write downs.

As part of the PrairieWave acquisition, the Company acquired an investment in PWCA. In 2003, PrairieWave formed PWCA to which it contributed land with a book value of $1,207 and other assets of $86. On June 10, 2003, PrairieWave and a real estate developer entered into a Condominium Unit Purchase Agreement, whereby the developer committed to construct a building connected to PrairieWave’s headquarters building. The real estate developer paid PrairieWave one dollar and granted them the option to acquire its condominium interest in PWCA and the building to be constructed for approximately $5,200. The option is exercisable from June 1, 2012 to May 31, 2013. PrairieWave appoints two members and the real estate developer appoints one member to PWCA’s three-member board. The Company’s investment in PWCA is accounted for under the equity method of accounting.

Accrued liabilities

Accrued liabilities at December 31, 2006 and 2007 consist of the following:

	2006	2007
Accrued trade expenses	$3,639	$8,022
Accrued property taxes	2,453	2,612
Accrued compensation	4,901	5,268
Accrued interest	4,532	9,963

Total	$15,525	$25,865

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

Revenue recognition

Knology accounts for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) in accordance with SFAS No. 51 “Financial Reporting by Cable Television Companies.” Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Credit risk is managed by disconnecting services to customers who are delinquent.

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

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $5,189, $5,228 and $6,803 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2005, 2006, and 2007, respectively.

Sources of supplies

The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases each customer premise component from a single vendor and has several suppliers for plant materials. If the suppliers are unable to meet the Company’s needs as it continues to operate its business, it could adversely affect operating results.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company did not have a liability for unrecognized tax benefits.

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share,” which requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,074,221, 1,055,444 and 1,000,000 in 2005, 2006 and 2007, respectively), stock options (3,026,117, 3,145,617 and 3,080,892 shares in 2005, 2006 and 2007, respectively using the treasury stock method) and preferred stock (1,985,081, zero and zero shares in 2005, 2006 and 2007, respectively) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants expire December 2013 and each warrant is a right to buy one common stock at an exercise price of $9.00 per share.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R , “Business Combinations” (SFAS No. 141R”) and SFAS No. 160, “Consolidations” (“SFAS No. 160”). These statements establish principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2005, 2006, and 2007 were $1,006, $1,101 and $1,450, respectively.

4. Long-Term Debt

On June 29, 2005, the Company entered into a First Lien Credit Agreement and Second Lien Credit Agreement providing the Company with aggregate cash proceeds of $280,000. These proceeds, together with cash on hand, were used to repay all amounts outstanding under the Company’s then existing credit facilities and to redeem our 12% senior notes due 2009, which were redeemed on July 29, 2005. The second lien was issued at a discount of 4% for $95,000, which accreted up to a face amount of $99,000 on June 29, 2011.

In 2005, the Company entered into an interest rate cap agreement for a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its first and second lien term loans. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds. The Company has recorded a loss of $758 for year ended December 31, 2007. The changes in the fair value of the cap agreement were recorded as a “Gain (loss) on interest rate derivative instrument” in other income (expense) since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

On June 30, 2006, Amendment No. 1 to the First Lien Credit Agreement became effective. The Amendment reduced the interest rate on the Company’s first lien term loan from LIBOR plus 5.5% to LIBOR plus 2.5%. The provisions of the First Lien Credit Agreement required a 2% pre-payment premium of $3,455 for the amendment.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement that provides for a $580,000 credit facility, consisting of a $555,000 term loan and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave Holdings, Inc. acquisition purchase price, refinance the Company’s first and second lien agreements, and pay transaction costs associated with the transactions. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555,000 amortizing 1% annually. The swap agreement fixes 100% of the floating rate debt at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and subsequently reclassified to “Interest Expense” on the statement of operations.

On January 4, 2008 the Company entered into a First Amendment to the Amended and Restated Credit Agreement (“the Credit Agreement”) which provides for a $59,000 incremental term loan used to fund the $75,000 Graceba Total Communications Group, Inc. acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59,000 amortizing 1% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of the swap agreement are initially recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and subsequently reclassified to “Interest Expense” on the statement of operations.

Long-term debt at December 31, 2006 and 2007 consists of the following:

	2006	2007
First Lien term loan, at a rate of LIBOR plus 2.25% (7.48% at December 31, 2007), with $5,550 annual principal amortization paid quarterly ($2,775 for 2007), interest payable quarterly with final principal and any unpaid interest due June 30, 2012	$0	$552,225
First Lien term loan, at a rate of LIBOR plus 2.5% (7.88% at December 31, 2006), with $1,850 annual principal amortization paid quarterly ($1,850 for 2006 and 2007), interest payable quarterly with final principal and any unpaid interest due June 29, 2010	171,825	0
Second Lien term loan, with a face amount of $99,000, at a rate of LIBOR plus 10% (13.88% at December 31, 2006, 8.5% cash and 1.5% PIK, $1,521 for 2006, $387 for 2007), interest payable quarterly, with principal and any unpaid interest due June 29, 2011	98,286	0
Capitalized lease obligations, at rates between 7% and 8%, with monthly principal and interest payments through December 2012	2,902	3,093

	273,013	555,318
Less current maturities	2,302	6,162

	$270,711	$549,156

Following are maturities of long-term debt for each of the next five years as of December 31, 2007

2008	$6,162
2009	6,215
2010	6,274
2011	6,443
2012	530,224
Thereafter	0

Total	$555,318

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

•	restrictions on investments;

•	restrictions on the sale of assets;

•	restrictions on the payment of cash dividends on and the redemption or repurchase of capital stock;

•

mandatory prepayment of amounts outstanding, as applicable, with excess cash flow, proceeds from asset sales, proceeds from the issuance of debt obligations, proceeds from any equity offerings, and proceeds from casualty losses;

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to EBITDA (as defined in the credit agreements) and EBITDA to cash interest.

The Credit Agreement also includes customary events of default, including but not limited to:

•	nonpayment of principal, interest or other fees or amounts;

•	incorrectness of representations and warranties in any material respect;

•	violations of covenants;

•	cross defaults and cross acceleration;

•	bankruptcy;

•	material judgments;

•	ERISA events;

•	actual or asserted invalidity of provisions of or liens created under guarantees or security documents;

•	material violations of environmental laws;

•	defaults under material contractual obligations; and

•	the failure to maintain licenses and franchises if such failure would have a material adverse effect.

As of December 31, 2007, the Company was in compliance with its debt covenants.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2007, the estimated fair value of that debt, based on dealer quote considering current market rates, was approximately $530,000, compared to a carrying value of $552,000.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods, some of which have renewal or purchase options and escalation clauses. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating leases was approximately $2,724, $4,132 and $4,435 for the years ended December 31, 2005, 2006, and 2007, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms, in excess of one year as of December 31, 2007 are as follows:

	Capitalized Leases	Operating Leases
2008	$838	$4,391
2009	840	3,328
2010	842	2,674
2011	1,333	2,000
2012	205	1,642
Thereafter	0	5,067

Total minimum lease payments	$4,058	$19,102

Less imputed interest	965

Present value of minimum capitalized lease payments	3,093
Less current portion	612

Long-term capitalized lease obligations	$2,481

The Company has recorded $3,604, $3,552 and $4,233 for the years ended December 31, 2005, 2006 and 2007, respectively, as property, plant and equipment due to capital lease transactions for land, Video on Demand equipment, and for the buildout of various multiple dwelling units. The amortization of the capital leases is recorded in Depreciation and Amortization with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are seven years. In accordance with FASB No. 13, “Accounting for Leases,” the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on a quarterly basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. Total programming fees were approximately $48,649, $52,612 and $71,412 for the years ended December 31, 2005, 2006, and 2007, respectively. The Company estimates that it will pay approximately $80,773, $81,000 and $81,000 in programming fees under these contracts in 2008, 2009 and 2010, respectively.

Legal proceedings

The Company is subject to litigation in the normal course of its business. However, in the Company’s opinion, there is no legal proceeding pending against it that would have a material adverse effect on its financial position, results of operations or liquidity. The Company is also a party to regulatory proceedings affecting the segments of the communications industry generally in which it engages in business.

Unused Letters of Credit

The Company’s unused letters of credit for vendors and suppliers was $1,526 as of December 31, 2007, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2006 and 2007:

	2006	2007
Current	$0	$0
Deferred	2,673	26,988
(Increase) decrease in valuation allowance	(2,673)	(26,988)

Income tax benefit (provision)	$0	$0

The Company had a net increase in deferred tax liabilities of $5,997 as a result of the PrairieWave acquisition. Accordingly, there is a $5,997 decrease in the valuation allowance attributable to the acquisition of PrairieWave.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2006 and 2007 are as follows:

	2006	2007
Current deferred tax assets:
Inventory reserve	$351	$11
Allowance for doubtful accounts	255	356
Other	1,012	1,748
Valuation allowance	(1,618)	(2,115)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	58,644	83,016
Deferred loan interest	587	0
Deferred revenues	252	188
Depreciation and amortization	(29,650)	(35,542)
Investment marked to market	4,626	4,626
Compensation and benefits	656	1,036
Gain on discontinued operations	(2,753)	0
Other	1,145	677
Valuation allowance	(33,507)	(54,001)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

The $6,426 Other deferred tax asset from 2006 has been broken out to give more detail and is now reported as Investment mark to market, Compensation and benefits, and Other.

At December 31, 2007, the Company had available federal net operating loss carryforwards of approximately $228,000, of which $42,000 relate to the PrairieWave acquisition, that expire from 2008 to 2027. Approximately $74,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $2,200 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per SFAS No. 123R. The Company also had various state net operating loss carryforwards totaling approximately $494,000. Unless utilized, the state net operating loss carryforwards expire from 2008 to 2026. For 2007, management has recorded a total valuation allowance of $51,000 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2006 and 2007 is as follows:

	2006	2007
Income tax benefit at statutory rate	34%	34%
State income taxes, net of federal benefit	4%	5%
Interest—high yield debt	(3)%	(1)%
Disqualifying Dispositions of ISO’s	0%	3%
(Increase) decrease in valuation allowance	(35)%	(41)%

Income tax benefit (provision)	0%	0%

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

8. Equity Interests

Capital transactions

The Company has authorized 200,000,000 shares of $0.01 par value common stock, 199,000,000 shares of $0.01 par value preferred stock, and 25,000,000 shares of $0.01 par value non-voting common stock.

Knology, Inc. stock option plans

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

Statement of Financial Accounting Standards No. 123 and 123R

In 2002, the Company elected to adopt the fair value recognition of compensation cost provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company also elected to report the change in accounting principle from APB No. 25 using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the prospective method, the recognition of compensation cost is applied to all employee awards granted, modified, vested, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In December 2002, the Company canceled all outstanding awards for common stock as of December 31, 2002 and granted an equal number of replacement options at the current fair market value with the same expiration date as the related canceled option. The replacement options, as well as all other awards granted and settled during 2002, were included in the calculation of compensation cost in accordance with SFAS No. 123 and SFAS No. 148. In

January 2006, FAS 123R was adopted with no impact to the Company’s financial statements. The following represent the expected stock option compensation expense for the next five years assuming no additional grants.

2008	$2,042
2009	1,987
2010	631
2011	155
2012	0

$4,815

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2005, 2006, and 2007:

Common	2005	2006	2007
Risk-free interest rate	3.64-4.13%	4.53-5.07%	3.49-5.03%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected forfeiture rate	0%	23%	12%
Expected volatility	68%	46%	46%

A summary of the status of the Company’s stock options at December 31, 2007 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Weighted average remaining contractual life	Intrinsic Value
Outstanding at December 31, 2004	2,026,285	$8.94

Granted	1,722,521	1.83	$1.01
Forfeited	(651,506)	7.19
Exercised	(71,183)	1.71			$25

Outstanding at December 31, 2005	3,026,117	$5.41		7.98	$3,192

Granted	1,019,899	6.07	$2.53
Forfeited	(279,463)	7.45
Expired	(419,641)	8.28
Exercised	(201,295)	3.39			$1,193

Outstanding at December 31, 2006	3,145,617	$5.19		7.77	$19,061

Granted	508,820	14.98	$5.83
Forfeited	(97,902)	7.25
Expired	(50,215)	6.69
Exercised	(425,428)	4.27			$5,069

Outstanding at December 31, 2007	3,080,892	$6.84		7.29	$21,001

Exercisable shares at December 31, 2007	1,649,904	$5.50		6.36	$13,639

Cash received from option exercises under all share-based payment arrangements was $122, $584 and $1,724 for the years ended December 31, 2005, 2006 and 2007, respectively. There were no actual tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2005, 2006 and 2007.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2007	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2007	Weighted average exercise price
$1.70-$1.70	839,646	7.34	$1.70	619,784	$1.70
$1.75-$3.70	621,933	7.81	$2.84	339,022	$2.31
$3.75-$7.94	900,645	6.85	$7.06	481,620	$6.67
$7.96-$17.35	620,407	8.28	$14.07	112,897	$10.99
$17.93-$35.68	98,261	1.47	$28.62	96,581	$28.80

At December 31, 2007, 1,649,904 options for the Company’s common shares with a weighted average of $5.50 per share were exercisable by employees of the Company. At December 31, 2006, 1,584,969 options for the Company’s common shares with a weighted average of $5.64 per share were exercisable by employees of the Company. At December 31, 2005, 1,830,610 options for the Company’s common shares with a weighted average price of $6.50 per share were exercisable by employees of the Company.

Restricted Stock

On January 26, 2006, the Company granted 210,980 shares of performance-based restricted shares with a market value of $781 to certain officers. On the grant date, 50% of the shares immediately vested. On the anniversary date, the remaining shares vested 25% each in 2007 and 2008.

On January 30, 2007, the Company granted 244,800 shares of performance-based restricted shares with a market value of $3,192 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

Warrants

The Company had outstanding warrants issued in connection with the 1997 high-yield debt offering with a fair value of $590 and $0 at December 31, 2006 and 2007, respectively. The warrants to purchase shares of common stock for an exercise price of $.10 per share expired in October 2007. The Company has received $1 for the exercise of 16,512 warrants, $2 for the exercise of 18,777 warrants, and $1 for the exercise of 50,938 warrants for the years ended December 31, 2005, 2006 and 2007, respectively. The Company adjusted the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the years ended December 31, 2005, 2006 and 2007 the company recorded gain (loss) of $37, $(464) and $(262), respectively.

9. Related Party Transactions

Relatives of the chairman of the Company’s board of directors are stockholders and employees of one of the Company’s insurance providers. The commission costs charged to the Company for insurance services were approximately $248, $250 and $275 for the years ended December 31, 2005, 2006, and 2007, respectively.

10. Disposal of Discontinued Operations

On September 12, 2005, the Company sold its cable assets in Cerritos, California to WaveDivision Holdings, LLC for $10,000 in cash, subject to customary closing adjustments of $235. Cash proceeds of $1,000 were placed in escrow, of which $500 was paid out on March 20, 2006 and the remaining $500 was paid out on

September 12, 2006. After recording transaction costs of $836 and writing off net assets of $609, the Company recorded a gain of $8,300. The income associated with the Cerritos cable system is presented separately in the statement of operations as income from discontinued operations ($84 for 2005). The Cerritos cable system generated approximately $2,259 of revenue for the year ended December 31, 2005.

On September 7, 2007, the Company sold its telephone directory business to Yellow Book USA for $8,600. The directory serves communities in Rapid City and the Northern Black Hills, South Dakota; and in Northeastern Wyoming. This business was included in the PrairieWave acquisition in April 2007, but is a non-core business outside of the Company’s strategic video, voice and data products and services. The Company has received cash proceeds of $8,600, of which $860 was placed in escrow, and will be paid out in September 2008, subject to any indemnification claims by Yellow Book. After recording transaction costs of $139 and disposing of net assets of $210, the company recorded a gain of $8,251, which is included in income from discontinued operations. Net income of $612 associated with the directory business since the April 3, 2007 acquisition is also included as income from discontinued operations in the statement of operations.

11. Redeemable Convertible Preferred Stock

In May 2005, the Company issued 920,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock (the “Preferred Stock”), in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9.2 million. In October 2005, the Company received gross offering proceeds of $10.8 million and certain selling stockholders received proceeds of $1.9 million for the resale of a portion of their shares issued in May 2005. In November 2005, the Company used net offering proceeds to pay down principal of $10.4 million on the first lien debt. Dividends accrued on the Preferred Stock at an 8% annual rate, which could have been paid in cash or additional shares of the Preferred Stock. However, pursuant to the restrictions of the Company’s credit agreements, the Company is prohibited from paying dividends in cash other than cash in lieu of fractional shares. For the years ended December 31, 2005 and 2006, respectively, 58,742 and 216,621 shares of Preferred Stock were issued as dividends. Dividends paid on Preferred stock were $588 and $747 for the years ended December 31, 2005 and 2006, respectively. The shares of the Preferred Stock were: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. Each share of the Preferred Stock was convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. The Company’s Preferred Stock was not classified as a liability since the redemption was contingent upon the holder’s not exercising its option to convert into a fixed number of shares, five shares of common for each share of preferred. The Company follows the guidance in Accounting Series Release 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” (“ASR 268”). ASR 268 highlights the redemption obligation of the securities and the fact that amounts attributable to these securities are not part of permanent capital. Accordingly, it has classified its preferred shares in the accompanying consolidated balance sheet between liabilities and permanent equity in the caption Redeemable Convertible Preferred Stock.

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

The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities dated June 29, 2005. The financial position and results of operations for PrairieWave Holdings, Inc. are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256,162. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of PrairieWave, none of the Goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs as of December 31, 2007.

December 31, 2007
Assets acquired:
Accounts receivable, net	$6,287
Prepaid expenses	1,322
Property, plant and equipment	197,726
Investments	1,293
Goodwill	57,804
Customer base	4,402
Intangible and other assets	1,234

Total assets acquired	270,068
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,022
Unearned revenue	3,470

Total liabilities assumed	13,906

Purchase price, net of cash acquired of $2,680	$256,162

The amounts reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$803	$778
Payments	(629)	(25)

Accrual Balance at December 31, 2007	$174	$753

13. Unaudited Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2006 and 2007 assume that the acquisition of PrairieWave occurred on January 1, 2006. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of the operations had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

	Year ended December 31, 2006	Year ended December 31, 2007
Operating revenues	$347,257	$371,392
Loss before extraordinary items	(42,313)	(16,999)
Net loss from continuing operations	(42,313)	(16,999)
Net loss per share from continuing operations	(1.51)	(.48)

14. Subsequent Events (unaudited)

On January 4, 2008, the Company completed its stock acquisition of Graceba Total Communications Group, Inc., a voice, video, and high-speed Internet broadband services provider in Dothan, Alabama. In 2007, Graceba had revenues totaling $19,725 and as of December 31, 2007 had approximately 25,712 business and residential connections. The Company’s purchase of Graceba is a strategic acquisition that fits well in its concentrated Southeastern footprint and combines companies with similar business models and philosophies such as:

•	operating in secondary and tertiary markets

•	servicing bundled customers

•	providing solid financial margins

•	delivering industry-leading customer service

The Company used the $59,000 proceeds of the First Amendment to the Amended and Restated Credit Agreement and cash on hand to fund the $75,000 purchase price. The incremental term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59,000 amortizing 1% annually. The swap agreement which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.