Form 10-Q
period 2008-03-31
KNOLOGY INC
filed 2008-05-12
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 30, 2008, Knology, Inc. had 35,506,790 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2007	March 31, 2008 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,448	$31,555
Restricted cash	1,459	1,459
Accounts receivable, net of allowance for doubtful accounts of $975 and $1,109 as of December 31, 2007 and March 31, 2008, respectively	30,154	29,092
Prepaid expenses and other	2,198	3,545

Total current assets	80,259	65,651
PROPERTY, PLANT AND EQUIPMENT, NET	403,476	414,222
GOODWILL	98,638	152,932
CUSTOMER BASE	3,672	5,721
DEFERRED DEBT ISSUANCE COSTS, NET	11,092	10,569
INVESTMENTS	2,536	2,536
INTANGIBLE AND OTHER ASSETS, NET	1,764	2,713

Total assets	$601,437	$654,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$6,162	$6,906
Accounts payable	26,834	25,021
Accrued liabilities	25,865	24,772
Unearned revenue	14,588	14,760

Total current liabilities	73,449	71,459
NONCURRENT LIABILITIES:
Long term debt, net of current portion	549,156	606,504
Interest rate hedge instrument	13,782	28,806

Total noncurrent liabilities	562,938	635,310

Total liabilities	636,387	706,769

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,310,012 and 35,475,227 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	353	355
Additional paid-in capital	589,389	590,130
Accumulated other comprehensive income	(13,782)	(28,806)
Accumulated deficit	(610,910)	(614,104)

Total stockholders’ deficit	(34,950)	(52,425)

Total liabilities and stockholders’ equity	$601,437	$654,344

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2007	2008
OPERATING REVENUES:
Video	$30,718	$42,364
Voice	21,067	34,722
Data	16,276	22,643
Other	958	1,608

Total operating revenues	69,019	101,337

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	20,479	31,370
Selling, general and administrative expenses	29,671	37,683
Depreciation and amortization	16,706	23,862

Total operating expenses	66,856	92,915

OPERATING INCOME	2,163	8,422

OTHER INCOME (EXPENSE):
Interest income	127	231
Interest expense	(8,156)	(11,919)
Loss on interest rate derivative instrument	(455)	0
Loss on adjustment of warrants to market	(288)	0
Other income (expense), net	(85)	72

Total other expense	(8,857)	(11,616)

NET LOSS	$(6,694)	$(3,194)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,845,922	35,398,097

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,694)	$(3,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,706	23,862
Non-cash stock option compensation	458	572
Accretion of second lien term loan	165	0
Non-cash bank loan interest expense	829	728
Non-cash loss on interest rate derivative instrument	455	0
Provision for bad debt	824	1,184
Loss (gain) on disposition of assets	88	(68)
Loss on adjustment of warrants to market	288	0
Changes in operating assets and liabilities:
Accounts receivable	572	522
Prepaid expenses and other	(833)	(1,937)
Accounts payable	1,159	(2,396)
Accrued liabilities	(7,735)	(1,620)
Unearned revenue	372	172

Total adjustments	13,348	21,019

Net cash provided by operating activities	6,654	17,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,528)	(14,275)
Acquisition of businesses, net of cash acquired	0	(75,140)
MDU signing bonuses and other intangible expenditures	(40)	(653)
Proceeds from sale of property	51	80
Change in restricted cash	425	0

Net cash used in investing activities	(8,092)	(89,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	59,000
Principal payments on debt and short-term borrowings	(569)	(1,696)
Expenditures related to issuance of long term debt	(413)	(205)
Stock options exercised	510	171

Net cash provided by (used in) financing activities	(472)	57,270

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,910)	(14,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,577	46,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,667	$31,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$11,657	$11,301

Cash paid during the periods for income taxes	$0	$0

Non-cash financing activities:
Debt acquired in capital lease transactions	$0	$788

Detail of acquisition:
Accounts receivables	0	644
Prepaid expenses	0	75
Property, plant and equipment	0	18,869
Goodwill	0	54,293
Customer base	0	2,369
Accounts payable	0	(583)
Accrued liabilities	0	(527)

Cash paid for acquisition, net of cash acquired of $459	$0	$75,140

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. and its subsidiaries, including its predecessors, (“Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998.

Knology owns and operates an advanced interactive broadband network and provide residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the southeastern and midwestern United States. Certain subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain subsidiaries are subject to regulation by the Federal Communications Commission.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company operates as one operating segment.

On April 3, 2007, the Company completed its acquisition of PrairieWave Holdings, Inc. (“PrairieWave”), a voice, video and high-speed Internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The financial position and results of operations for PrairieWave are included in the Company’s consolidated financial statements since the date of acquisition.

On January 4, 2008, the Company completed its acquisition of Graceba Total Communications Group, Inc. (“Graceba”), a voice, video and high-speed Internet broadband services provider in Dothan, Alabama. The financial position and results of operations for Graceba are included in the Company’s consolidated financial statements since the date of acquisition.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, valuation of inventories and investments, useful lives of property, plant and equipment, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of Useful Life of Intangible Assets.” FSB No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under FAS No. 142 “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP No. 142-3 will have a material impact on its results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting on those activities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Consolidations.” These statements establish principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on items elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market funds with commercial banks and financial institutions.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. As of December 31, 2007 and March 31, 2008, the Company had $1,459 of cash that is restricted in use, $590 of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements. The remaining $869 is in escrow in connection with the September 7, 2007 sale of the Company’s telephone directory business to Yellow Book USA. The escrow related to the sale of discontinued operations will be paid out September 2008, subject to any indemnification claims by Yellow Book USA.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2008 impairment test.

6. DEBT

On September 12, 2005, the Company entered into an interest rate cap agreement for a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its then outstanding first and second lien term loans. The Company has recorded a loss related to the interest rate cap agreement of $455 for the three months ended March 31, 2007. The changes in the fair value of the cap agreement were recorded as a “Loss on interest rate derivative instrument” in other income (expense) since the cap rate agreement was not designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement which provides for a $580,000 credit facility, consisting of a $555,000 term loan and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s first and second term loans, and pay transaction costs associated with the transactions. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date.

On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555,000 amortizing 1% annually. The swap agreement, which became effective May 3, 2007, fixes 100% of the floating rate debt at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest Expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis and there was no ineffectiveness as of March 31, 2008.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (“the Credit Agreement”) which provides for a $59,000 incremental term loan used to fund the $75,000 Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59,000 amortizing 1% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of the swap agreement are recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest Expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis and there was no ineffectiveness as of March 31, 2008.

Long-term debt at December 31, 2007 and March 31, 2008 consisted of the following:

	December 31, 2007	March 31, 2008
First Lien term loan, at a rate of LIBOR plus 2.25%, with $5,550 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012.	$552,225	$550,837

First Amendment incremental term loan, at a rate of LIBOR plus 2.75%, with $590 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012.	0	58,853

Capitalized lease obligations, at rates between 6.9% and 8.5%, with monthly principal and interest payments through February 2013.	3,093	3,720

Total debt	555,318	613,410

Less current portion of long term debt	6,162	6,906

Total long-term debt, net of current portion	$549,156	$606,504

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Credit Agreement contains customary events of default. The Credit Agreement also contains customary representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

•	restrictions on investments;

•	restrictions on the sale of assets;

•	restrictions on the payment of cash dividends on and the redemption or repurchase of capital stock;

•

mandatory prepayment of amounts outstanding, as applicable, with excess cash flow, proceeds from asset sales, use of proceeds from the issuance of debt obligations, proceeds from any equity offerings, and proceeds from casualty losses;

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to EBITDA (as defined in the credit agreements) and EBITDA to cash interest.

As of March 31, 2008, the Company was in compliance with all of its debt covenants.

The Company had outstanding warrants issued in connection with a 1997 high-yield debt offering with a fair value of $0 at December 31, 2007 and March 31, 2008. The warrants to purchase shares of common stock for an exercise price of $.10 per share expired in October 2007. Prior to expiration, the Company adjusted the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the three months ended March 31, 2007, the Company recorded a loss of $288 as a “Loss on adjustment of warrants to market” in other income (expense).

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Money market fund	$23,679	$0	$0	$23,679

Total Assets	$23,679	0	0	$23,679

Liabilities
Interest rate swap agreement	$0	$28,806	$0	$28,806

Bank loan	$0	$530,000	$0	$530,000

Total Liabilities	$0	$558,806	$0	$558,806

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

8. COMMITMENTS AND CONTINGENCIES

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $1,586 as of March 31, 2008, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

9. NONCASH COMPENSATION EXPENSE

The Company adopted SFAS No. 123R, “Share-Based Payment” on January 1, 2006 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the first quarter of 2008, the Company granted 306,374 shares with a market value of $3,350. The shares vest equally over the next four years. The Company has recognized stock-based compensation of $572 and $458 for the three months ended March 31, 2008 and 2007, respectively.

10. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

11. ACQUISITIONS

PRAIRIEWAVE HOLDINGS, INC.

On April 3, 2007, the Company completed its acquisition of PrairieWave, a voice, video and high-speed internet broadband services provider in the Rapid City and Sioux Falls, South Dakota regions, as well as portions of Minnesota and Iowa. The Company’s purchase of PrairieWave is a strategic acquisition that combines companies with similar business models and philosophies such as operating in secondary and tertiary markets, servicing bundled customers, providing solid financial margins, and delivering industry-leading customer service.

The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities dated June 29, 2005. The financial position and results of operations for PrairieWave are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $256,174. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of PrairieWave, none of the Goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs as of March 31, 2008. Future allocation adjustments may be required.

March 31, 2008
Assets acquired:
Accounts receivable	$6,287
Prepaid expenses	1,322
Property, plant and equipment	197,726
Investments	1,293
Goodwill	57,816
Customer base	4,402
Intangible and other assets	1,234

Total assets acquired	270,080
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,022
Unearned revenue	3,470

Total liabilities assumed	13,906

Purchase price, net of cash acquired of $2,680	$256,174

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$803	$778
Payments	(714)	(272)

Accrual Balance at March 31, 2008	$89	$506

GRACEBA TOTAL COMMUNICATIONS GROUP, INC.

On January 4, 2008, the Company completed its stock acquisition of Graceba, a voice, video, and high-speed Internet broadband services provider in Dothan, Alabama. The Company’s purchase of Graceba is a strategic acquisition that fits well in its concentrated Southeastern footprint and combines companies with similar business models and philosophies such as operating in secondary and tertiary markets, servicing bundled customers, providing solid financial margins, and delivering industry-leading customer service.

The Company used the $59,000 proceeds of the First Amendment to the Amended and Restated Credit Agreement and cash on hand to fund the $75,000 purchase price. The financial position and results of operations for Graceba are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $75,128. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of Graceba, none of the Goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs as of the acquisition date. Future allocation adjustments may be required.

January 4, 2008
Assets acquired:
Accounts receivable	$644
Prepaid expenses	75
Property, plant and equipment	18,869
Goodwill	54,281
Customer base	2,369

Total assets acquired	76,238
Liabilities assumed:
Accounts payable	583
Accrued liabilities	527

Total liabilities assumed	1,110

Purchase price, net of cash acquired of $2,680	$75,128

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$37	$245
Payments	0	(12)

Accrual Balance at March 31, 2008	$37	$233

12. UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2007 and 2008 assume that the acquisitions of PrairieWave and Graceba occurred on January 1 of the presented years. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of the operations had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

	3 months ended March 31, 2007	3 months ended March 31, 2008
Operating revenues	$96,737	$101,337
Loss before extraordinary items	(7,016)	(3,194)
Net loss	(7,016)	(3,194)
Basic and diluted net loss per share	(.20)	(.09)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS THAT IMPACT OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT THERE IS A MATERIAL IMPACT ON CONSUMER AND CORPORATE SPENDING, (6) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, AND OUR OTHER FILINGS WITH THE SEC. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS RELATING TO EXPECTATIONS ABOUT FUTURE RESULTS OR EVENTS ARE BASED UPON INFORMATION AVAILABLE TO US AS OF TODAY’S DATE, AND WE DO NOT ASSUME ANY OBLIGATION TO UPDATE ANY OF THESE STATEMENTS

For convenience in this quarterly report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

Overview

We were formed as a Delaware corporation in September 1998, and began trading publicly on the Nasdaq National Market in December 2003. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the Southeastern United States and two markets in the Midwestern United States. We provide a full suite of video, voice and data services in Dothan, Huntsville and Montgomery, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee; and Rapid City and Sioux Falls, South Dakota, as well as portions of Minnesota and Iowa. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

We have built our business through:

•	construction and expansion of our broadband network to offer integrated video, voice and data services;

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base, along with new service offerings;

•	upgrades of acquired networks to introduce expanded broadband services including bundled video, voice and data services; and

•	acquisitions of other broadband companies.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2008, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Acquisition

On January 4, 2008, the Company completed its stock acquisition of Graceba Total Communications Group, Inc. (“Graceba”), a voice, video and high-speed Internet broadband services provider in Dothan, Alabama. The Company’s purchase of Graceba is a strategic acquisition that fits well in its concentrated Southeastern footprint and combines companies with similar business models and philosophies such as operating in secondary and tertiary markets, servicing bundled customers, providing solid financial margins, and delivering industry-leading customer service.

The Company used the $59.0 million proceeds of the First Amendment to the Amended and Restated Credit Agreement and cash on hand to fund the $75.0 million purchase price. The financial position and results of operations for Graceba are included in the Company’s consolidated statements since the date of acquisition. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs was $75.1 million.

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

The following table summarizes the number of marketable homes passed and connections as of March 31, 2007 and 2008.

	March 31,
	2007	2008
Connections:(1)
Video	180,876	234,066
Voice:
On-net	157,818	240,689
Off-net	6,154	5,991
Data:
High Speed Data	126,723	188,102
Dial-up		2,625

Total connections	471,571	671,473

Residential connections	418,103	572,784
Business connections	53,468	98,689
Homes passed	971,566	1,121,984
Marketable homes passed	762,003	911,787

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 41.8% of our consolidated revenues for the three months ended March 31, 2008, compared to 44.5% for the three months ended March 31, 2007.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 34.3% of our consolidated revenues for the three months ended March 31, 2008, compared to 30.5% for the three months ended March 31, 2007.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.3% of our consolidated revenues for the three months ended March 31, 2008, compared to 23.6% for the three months ended March 31, 2007.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.6% of our consolidated revenues for the three months ended March 31, 2008, compared to 1.4% for the three months ended March 31, 2007.

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

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T, Verizon and Qwest are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, MCI and Sprint. We also expect an increase in the deployment of Voice over Internet Protocol (“VoIP”) services and expect to continue to compete with Vonage Holding Company, Comcast and other providers.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 54.3% for the three months ended March 31, 2008, compared to 49.5% for the three months ended March 31, 2007. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 16.0% for the three months ended March 31, 2008, compared to 16.1% for the three months ended March 31, 2007.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 5.5% for the three months ended March 31, 2008, compared to 3.7% for the three months ended March 31, 2007.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 14.9% for the three months ended March 31, 2008, compared to 17.0% for the three months ended March 31, 2007.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.3% for the three months ended March 31, 2008 and 1.6% for the three months ended March 31, 2007.

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

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2007 and 2008.

	Three months ended March 31,
	2007	2008
Operating revenues:
Video	44%	42%
Voice	31	34
Data	24	22
Other	1	2

Total	100	100
Operating expenses:
Direct costs	30	31
Selling, operating and administrative	43	37
Depreciation and amortization	24	24

Total	97	92

Operating income	3	8
Interest income	0	0
Interest expense	(12)	(11)
Loss on interest rate hedge instrument	(1)	0
Loss on adjustment of warrants to market	0	0
Other expenses, net	0	0

Total other expense	(13)	(11)

Net loss	(10)	(3)

Revenues. Operating revenues increased 46.8% from $69.0 million for the three months ended March 31, 2007, to $101.3 million for three months ended March 31, 2008. Operating revenues from video services increased 37.9% from $30.7 million for the three months ended March 31, 2007, to $42.4 million for the same period in 2008. Operating revenues from voice services increased 64.8% from $21.1 million for the three months ended March 31, 2007, to $34.7 million for the same period in 2008. Operating revenues from data services increased 39.1% from $16.3 million for the three months ended March 31, 2007, to $22.6 million for the same period in 2008. Operating revenues from other services increased 67.8% from $1.0 million for the three months ended March 31, 2007, to $1.6 million for the same period in 2008.

The increased revenues are due primarily to an increase in the number of connections, from 471,571 as of March 31, 2007, to 671,473 as of March 31, 2008 and rate increases effective in the fourth quarter 2007 and first quarter of 2008. The additional connections resulted primarily from the PrairieWave Holdings, Inc. (“PrairieWave”) and Graceba acquisitions and:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and,

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 53.2% from $20.5 million for the three months ended March 31, 2007, to $31.4 million for the three months ended March 31, 2008. Direct costs of video services increased 51.4% from $15.2 million for the three months ended March 31, 2007, to $23.0 million for the same period in 2008. Direct costs of voice services increased 64.3% from $3.4 million for the three months ended March 31, 2007 to $5.6 million for the same period in 2008. Direct costs of data services increased 106% from $599,000 for the three months ended March 31, 2007, to $1.2 million for the same period in 2008. Direct costs of other services increased 47.1% from $163,000 for the three months ended March 31, 2007, to $240,000 for the same period in 2008. Pole attachment and other network rental expenses increased 16.0% from $1.1 million for the three months ended March 31, 2007, to $1.3 million for the same period in 2008. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to the PrairieWave and Graceba acquisitions and programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 27.0% from $30.0 million for the three months ended March 31, 2007, to $37.7 million for the three months ended March 31, 2008. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our acquisitions of PrairieWave and Graceba and growth in connections and customers in the first quarter of 2008, and consists mainly of increases in salaries and wages, repair and maintenance and bad debt expense. We incurred one-time charges related to travel and other PrairieWave and Graceba integration costs, included in selling, general and administrative expenses, of $310,000 for the three months ended March 31, 2008. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased from $458,000 for the three months ended March 31, 2007, to $572,000 for the three months ended March 31, 2008.

Depreciation and amortization. Our depreciation and amortization increased from $16.7 million for the three months ended March 31, 2007, to $23.9 million for the three months ended March 31, 2008 primarily due to the PrairieWave and Graceba acquisitions and new capital expenditures.

Interest expense. Interest expense increased from $8.2 million for the three months ended March 31, 2007, to $11.9 million for the three months ended March 31, 2008. The increase in interest expense is primarily a result of the amendment of our term loan due to the PrairieWave acquisition and the additional incremental loan due to the Graceba acquisition.

Net loss. We incurred a net loss of $6.7 million and $3.2 million for the three months ended March 31, 2007, and 2008, respectively. We expect net losses to decrease as our business matures.

Liquidity and Capital Resources

Overview.

As of March 31, 2008, we had approximately $33.0 million of cash, cash equivalents and restricted cash on our balance sheet. Our net working deficit on March 31, 2008 was $5.8 million, compared to net working capital of $6.8 million as of December 31, 2007. The reduction in the working capital from December 31, 2007 to March 31, 2008 is primarily due to using cash on hand of $16.0 million to partially fund the Graceba acquisition purchase price.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of March 31, 2008, $550.8 million is outstanding under the term loan and $1.6 million is outstanding under the revolving credit facility as unused letter of credits. On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007, fixes 100% of the floating rate debt at 4.977% until July 3, 2010.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (“the Credit Agreement”), which provides for a $59.0 million incremental term loan. The proceeds of the Credit Agreement were used to fund the $75.0 million Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

As of March 31, 2008, we are in compliance with all of our debt covenants.

Operating, Investing and Financing Activities.

As of March 31, 2008, we had a net working deficit of $5.8 million, compared to a net working capital of $6.8 million as of December 31, 2007. The reduction in the working capital from December 31, 2007 to March 31, 2008 is primarily due to using cash on hand of $16.0 million to partially fund the Graceba acquisition purchase price.

Net cash provided by operating activities totaled $6.7 million and $17.8 million for the three months ended March 31, 2007 and 2008, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash loss on interest rate derivative instrument;

•	provision for bad debt;

•	loss (gain) on disposition of assets; and

•	loss on adjustment of warrants to market.

Net cash used by our investing activities was $8.1 million and $90.0 million for the three months ended March 31, 2007 and 2008, respectively. Our investing activities for the three months ended March 31, 2007 consisted primarily of $8.5 million of capital expenditures, partially offset by $425,000 of restricted cash returned. Investing activities for the three months ended March 31, 2008 consisted primarily of $75.1 million for the acquisitions of businesses, $14.3 million of capital expenditures and $653,000 of multiple dwelling unit signing bonuses.

Net cash used by our financing activities was $472,000 for the three months ended March 31, 2007 and net cash provided by financing activities was $57.2 million for the three months ended March 31, 2008. Financing activities for the three months ended March 31, 2007 consisted of $569,000 in principal payment on debt and $413,000 of expenditures related to the issuance of long-term debt partially offset by $510,000 from the exercise of warrants and stock options. For the three months ended March 31, 2008, financing activities consisted of $59.0 million in proceeds from long term debt and $171,000 from the exercise of stock options, offset by $1.7 million in principal payments on debt and $205,000 of expenditures related to the issuance of long-term debt.

Capital Expenditures.

We spent approximately $14.3 million in capital expenditures during the three months ended March 31, 2008, of which $8.6 million related to the purchase and installation of customer premise equipment, $4.4 million related to plant extensions and enhancements and $1.3 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $50.0 million in capital expenditures during 2008. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2008. The credit agreements and covenants on our new debt limit the amount of our capital expenditures on an annual basis.

On January 4, 2008, the Company completed its acquisition of Graceba, a voice, video and high-speed Internet provider in Dothan, Alabama. The Company used proceeds from the $59.0 million incremental loan and cash on hand to fund the $75.0 million purchase price and related transactions costs for the Graceba acquisition.

We currently do not intend to expand into other markets or make acquisitions until the required funding is available.

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses interest rate swap contracts to manage the impact of interest rate changes on earnings and operating cash flows. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. The Company believes these agreements are with counter-parties who are creditworthy financial institutions.

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (subsequently amended by SFAS Nos. 137 and 138). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the variable-rate debt affects earnings. The ineffective portions are recognized directly in earnings. Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument. The Company formally documented, designated and assessed the derivative instruments at inception. Based on criteria listed in SFAS No. 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed that the swap agreements are completely effective and therefore there is no ineffectiveness. The Company assesses for ineffectiveness on a quarterly basis. The Company uses derivative instruments as risk management tools and not for trading purposes.

On May 3, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement fixes 100% of the floating rate debt at 4.977% until July 3, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest Expense” on the statement of operations when the interest is incurred. The swap agreement has an estimated fair value of $(26.7 million) as of March 31, 2008, which approximates the cost to settle the outstanding contract based on dealer quote considering current market rates.

In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated Other Comprehensive Loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest Expense” on the statement of operations when the interest is incurred. The swap agreement has an estimated fair value of $(2.1 million) as of March 31, 2008, which approximates the cost to settle the outstanding contract based on dealer quotes considering current market rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

KNOLOGY, INC.

May 12, 2008	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
President and Chief Executive Officer

May 12, 2008	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer