Form 10-Q
period 2008-06-30
KNOLOGY INC
filed 2008-08-11
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

As of July 31, 2008, Knology, Inc. had 35,610,632 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2007	June 30, 2008 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,448	$35,852
Restricted cash	1,459	1,784
Accounts receivable, net of allowance for doubtful accounts of $975 and $1,081 as of December 31, 2007 and June 30, 2008, respectively	30,154	30,449
Prepaid expenses and other	2,198	4,027

Total current assets	80,259	72,112
PROPERTY, PLANT AND EQUIPMENT, NET	403,476	404,390
GOODWILL	98,638	153,191
CUSTOMER BASE	3,672	5,401
DEFERRED DEBT ISSUANCE COSTS, NET	11,092	9,854
INVESTMENTS	2,536	2,536
INTANGIBLE AND OTHER ASSETS, NET	1,764	2,220

Total assets	$601,437	$649,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$6,162	$7,051
Accounts payable	26,834	25,011
Accrued liabilities	25,865	23,719
Unearned revenue	14,588	14,434

Total current liabilities	73,449	70,215
NONCURRENT LIABILITIES:
Long term debt, net of current portion	549,156	605,371
Interest rate hedge instrument	13,782	17,349

Total noncurrent liabilities	562,938	622,720

Total liabilities	636,387	692,935

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,310,012 and 35,606,369 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	353	356
Additional paid-in capital	589,389	591,870
Accumulated other comprehensive loss	(13,782)	(17,349)
Accumulated deficit	(610,910)	(618,108)

Total stockholders’ deficit	(34,950)	(43,231)

Total liabilities and stockholders’ equity	$601,437	$649,704

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
OPERATING REVENUES:
Video	$38,290	$42,971	$69,008	$85,334
Voice	31,416	34,529	52,483	69,251
Data	20,635	23,181	36,912	45,824
Other	1,212	1,441	2,170	3,049

Total operating revenues	91,553	102,122	160,573	203,458

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	27,549	30,671	48,028	62,041
Selling, general and administrative expenses	36,610	40,086	66,281	77,769
Depreciation and amortization	22,015	23,798	38,721	47,660

Total operating expenses	86,174	94,555	153,030	187,470

OPERATING INCOME	5,379	7,567	7,543	15,988

OTHER INCOME (EXPENSE):
Interest income	115	163	242	394
Interest expense	(11,091)	(11,747)	(19,247)	(23,666)
Loss on debt extinguishment	(27,375)	0	(27,375)	0
Loss on interest rate derivative instrument	(303)	0	(758)	0
Loss on adjustment of warrants to market	(85)	0	(373)	0
Other income (expense), net	(2)	13	(87)	86

Total other expense	(38,741)	(11,571)	(47,598)	(23,186)

LOSS FROM CONTINUING OPERATIONS	(33,362)	(4,004)	(40,055)	(7,198)
INCOME FROM DISCONTINUED OPERATIONS	364	0	364	0

NET LOSS	$(32,998)	$(4,004)	$(39,691)	$(7,198)

LOSS FROM CONTINUING OPERATIONS PER SHARE	$(0.95)	$(0.11)	$(1.15)	$(0.20)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE	0.01	0.00	0.01	0.00

BASIC AND DILUTED NET LOSS PER SHARE	$(0.94)	$(0.11)	$(1.14)	$(0.20)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,052,896	35,516,901	34,953,396	35,473,510

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,691)	$(7,198)
Income from discontinued operations	364	0

Loss from continuing operations	(40,055)	(7,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,721	47,660
Loss on debt extinguishment	9,251	0
Non-cash stock option compensation	995	1,836
Accretion of second lien term loan	169	0
Non-cash bank loan interest expense	1,607	1,442
Non-cash loss on interest rate derivative instrument	758	0
Provision for bad debt	1,404	2,334
Loss (gain) on disposition of assets	92	(73)
Loss on adjustment of warrants to market	373	0
Changes in operating assets and liabilities:
Accounts receivable	(2,355)	(1,986)
Prepaid expenses and other	517	(1,967)
Accounts payable	(3,579)	(2,406)
Accrued liabilities	3,869	(2,673)
Unearned revenue	865	(154)

Total adjustments	52,687	44,013

Net cash provided by operating activities from continuing operations	12,632	36,815

Net cash provided by operating activities from discontinued operations	364	0

Net cash provided by operating activities	12,996	36,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,476)	(27,361)
Acquisition of businesses, net of cash acquired	(256,070)	(75,145)
MDU signing bonuses and other intangible expenditures	(170)	(741)
Proceeds from sale of property	59	161
Change in restricted cash	1,030	(325)

Net cash used in investing activities	(275,627)	(103,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	555,000	59,000
Principal payments on debt and short-term borrowings	(270,637)	(3,443)
Expenditures related to issuance of long term debt	(13,302)	(205)
Stock options exercised	1,388	648
Proceeds from unwind of interest rate hedge instrument	716	0

Net cash provided by financing activities	273,165	56,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,534	(10,596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,577	46,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,111	$35,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$15,054	$22,391

Cash paid during the periods for income taxes	$0	$0

Non-cash financing activities:
Debt acquired in capital lease transactions	$0	$1,547

Detail of acquisition:
Accounts receivables	6,265	644
Prepaid expenses	1,363	75
Property, plant and equipment	197,739	18,615
Goodwill	57,607	54,552
Customer base	4,402	2,369
Intangible and other assets	1,353	0
Investments	1,207	0
Accounts payable	(7,414)	(583)
Accrued liabilities	(3,031)	(527)
Unearned revenue	(3,421)	0

Cash paid for acquisition, net of cash acquired	$256,070	$75,145

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. and its subsidiaries, including its predecessors, (“Knology” or the “Company”) is a publicly traded company incorporated under the laws of the State of Delaware in September 1998.

Knology owns and operates an advanced interactive broadband network and provides residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone, high-speed Internet access, and broadband carrier services to various markets in the Southeastern and Midwestern United States. Certain subsidiaries are subject to regulation by state public service commissions of applicable states for intrastate telecommunications services. For applicable interstate matters related to telephone service, certain subsidiaries are subject to regulation by the Federal Communications Commission.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The following condensed consolidated balance sheet is at December 31, 2007 which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company operates as one operating segment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of Useful Life of Intangible Assets.” FSB No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP No. 142-3 will have a material impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting on those activities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Consolidations.” These statements establish principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141R and SFAS No. 160 will have a material impact on its results of operations or financial position

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market funds with commercial banks and financial institutions.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. As of June 30, 2008, the Company has $1,784 of cash that is restricted in use, $905 of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements. The remaining $879 is in escrow in connection with the September 7, 2007 sale of the Company’s telephone directory business to Yellow Book USA. The escrow related to the sale of discontinued operations will be paid out September 2008, subject to any indemnification claims by Yellow Book USA. As of December 31, 2007, the Company had $1,459 of cash that is restricted in use, $590 of which the Company had pledged as collateral related to certain insurance, franchise and surety bond agreements. The remaining $869 was in escrow in connection with the September 7, 2007 sale of the Company’s telephone directory business.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2008 impairment test.

6. DEBT

On September 12, 2005, the Company entered into an interest rate cap agreement for a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its then outstanding first and second lien term loans. The Company has recorded a loss related to the interest rate cap agreement of $758 for the six months ended June 30, 2007. The changes in the fair value of the cap agreement were recorded as a “Loss on interest rate derivative instrument” in other income (expense) since the cap rate agreement was not designated as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement which provides for a $580,000 credit facility, consisting of a $555,000 term loan and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second term loans, and pay transaction costs associated with the transactions. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date.

On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555,000 amortizing 1% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $509,450 of the $549,450 floating rate debt at 4.977%.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2008	October 2, 2008	$508,063
October 3, 2008	January 2, 2009	$506,675
January 3, 2009	April 2, 2009	$505,288
April 3, 2009	July 2, 2009	$453,900

The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of June 30, 2008.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $59,000 incremental term loan used to fund the $75,000 Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59,000 amortizing 1% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of the swap agreement are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of June 30, 2008.

Long-term debt at December 31, 2007 and June 30, 2008 consisted of the following:

	December 31, 2007	June 30, 2008
First Lien term loan, at a rate of LIBOR plus 2.25%, with $5,550 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$552,225	$549,450
First Amendment incremental term loan, at a rate of LIBOR plus 2.75%, with $590 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	0	58,705
Capitalized lease obligations, at rates between 6.2% and 8.5%, with monthly principal and interest payments through May 2013	3,093	4,267

Total debt	555,318	612,422
Less current portion of long term debt	6,162	7,051

Total long term debt, net of current portion	$549,156	$605,371

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

As of June 30, 2008, the Company was in compliance with all of its debt covenants.

In connection with a high-yield debt offering in 1997, the Company issued warrants to purchase shares of its common stock for an exercise price of $.10 per share. The warrants expired in October 2007. Prior to expiration, the Company adjusted the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the six months ended June 30, 2007, the Company recorded a loss of $373 as a “Loss on adjustment of warrants to market” in other income (expense).

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Money market fund	$30,717	$0	$0	$30,717

Total Assets	$30,717	$0	$0	$30,717

Liabilities
Interest rate swap agreement	$0	$17,349	$0	$17,349
Bank loan	0	577,747	0	577,747

Total Liabilities	$0	$595,096	$0	$595,096

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $1,751 as of June 30, 2008, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

9. NONCASH COMPENSATION EXPENSE

The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the second quarter of 2008, the Company granted 572,150 shares with a market value of $7,734. The shares vest equally over the next four years. The Company has recognized stock-based compensation of $1,836 and $995 for the six months ended June 30, 2008 and 2007, respectively.

10. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

The Company used the proceeds of the Amended and Restated Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities, dated June 29, 2005. The financial position and results of operations for PrairieWave are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $256,165. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of PrairieWave, none of the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of April 3, 2007. The allocation adjustments have been finalized as of June 30, 2008.

April 3, 2007
Assets acquired:
Accounts receivable	$6,287
Prepaid expenses	1,322
Property, plant and equipment	197,726
Investments	1,293
Goodwill	57,807
Customer base	4,402
Intangible and other assets	1,234

Total assets acquired	270,071
Liabilities assumed:
Accounts payable	7,414
Accrued liabilities	3,022
Unearned revenue	3,470

Total liabilities assumed	13,906

Purchase price, net of cash acquired of $2,680	$256,165

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$803	$778
Payments	(744)	(529)

Accrual balance at June 30, 2008	$59	$249

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

The Company used the $59,000 in proceeds of the First Amendment to the Amended and Restated Credit Agreement and cash on hand to fund the $75,000 purchase price. The financial position and results of operations for Graceba are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $75,142. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of Graceba, none of the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of the acquisition date. Future allocation adjustments may be required.

January 4, 2008
Assets acquired:
Accounts receivable	$644
Prepaid expenses	75
Property, plant and equipment	18,615
Goodwill	54,549
Customer base	2,369

Total assets acquired	76,252
Liabilities assumed:
Accounts payable	583
Accrued liabilities	527

Total liabilities assumed	1,110

Purchase price, net of cash acquired of $459	$75,142

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$37	$245
Payments	0	(213)

Accrual balance at June 30, 2008	$37	$32

12. DISCONTINUED OPERATIONS

On September 7, 2007, the Company sold its telephone directory business to Yellow Book USA for $8,600. The directory serves communities in Rapid City and the Northern Black Hills, South Dakota; and in Northeastern Wyoming. This business was included in the PrairieWave acquisition in April 2007, but was a non-core business outside of the Company’s strategic video, voice and data products and services. The Company has received cash proceeds of $8,600, of which $860 was placed in escrow, and will be paid out in September 2008, subject to any indemnification claims by Yellow Book USA. After recording transaction costs of $139 and disposing of net assets of $210, the Company recorded a gain of $8,251 during the third quarter of 2007. The net income associated with the directory business ($364 as of June 30, 2007) since the April 3, 2007 acquisition is presented separately in the statement of operations as income from discontinued operations.

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

Overview

We were formed as a Delaware corporation in September 1998 and began trading publicly on the Nasdaq National Market in December 2003. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the Southeastern United States and two markets in the Midwestern United States. We provide a full suite of video, voice and data services in Dothan, Huntsville and Montgomery, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee; and Rapid City and Sioux Falls, South Dakota, as well as portions of Minnesota and Iowa. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

The following is a discussion of our consolidated financial condition and results of operations for the six months ended June 30, 2008, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Acquisition

On January 4, 2008, the Company completed its acquisition of all of the outstanding stock of Graceba Total Communications Group, Inc. (“Graceba”), a voice, video and high-speed Internet broadband services provider in Dothan, Alabama.

The Company used the proceeds of the $59.0 million First Amendment to the Amended and Restated Credit Agreement and cash on hand to fund the $75.0 million purchase price. The financial position and results of operations for Graceba are included in the Company’s consolidated statements since the date of acquisition. The acquisition has been accounted for in accordance with Statement of Financial

Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $75.1 million.

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

The following table summarizes the number of marketable homes passed and connections as of June 30, 2007 and 2008.

	June 30,
	2007	2008
Connections:(1)
Video	224,766	230,086
Voice:
On-net	226,035	238,431
Off-net	6,077	5,936
Data:
High Speed Data	166,429	189,171
Dial-up	3,545	2,387

Total connections	626,852	666,011

Residential connections	542,443	563,848
Business connections	84,409	102,163
Homes passed	1,093,448	1,124,725
Marketable homes passed	883,401	915,313

(1)

All of our video connections are provided over our networks. Our voice and data connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. Off-net refers to voice or data connections provided over lines leased from third parties.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 42.1% and 41.9% of our consolidated revenues for the three and six months ended June 30, 2008, respectively, compared to 41.8% and 43.0% for the three and six months ended June 30, 2007, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.8% and 34.0% of our consolidated revenues for the three and six months ended June 30, 2008, respectively, compared to 34.3% and 32.7% for the three and six months ended June 30, 2007, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.7% and 22.5% of our consolidated revenues for the three and six months ended June 30, 2008, respectively, compared to 22.5% and 23.0% for the three and six months ended June 30, 2007, respectively.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.4% and 1.5% of our consolidated revenues for the three and six months ended June 30, 2008, respectively, compared to 1.3% and 1.4% for the three and six months ended June 30, 2007, respectively.

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

Costs and Expenses

Our operating expenses include direct cost of services, selling, general and administrative expenses, and depreciation and amortization.

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.0% and 53.2% for the three and six months ended June 30, 2008, respectively, compared to 52.4% and 51.1% for the three and six months ended June 30, 2007, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 15.9% and 16.0% for the three and six months ended June 30, 2008, respectively, compared to 16.2% and 16.1% for the three and six months ended June 30, 2007, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 5.8% and 5.6% for the three and six months ended June 30, 2008, respectively, compared to 5.0% and 4.4% for the three and six months ended June 30, 2007, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 15.6% and 15.2% for the three and six months ended June 30, 2008, respectively, compared to 13.1% and 14.8% for the three and six months ended June 30, 2007, respectively.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.2% and 1.3% for the three and six months ended June 30, 2008, respectively, compared to 1.3% and 1.5% for the three and six months ended June 30, 2007, respectively.

Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2007 and 2008.

	Three months ended June 30,
	2007	2008
Operating revenues:
Video	42%	42%
Voice	34	34
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	30	30
Selling, general and administrative	40	39
Depreciation and amortization	24	24

Total	94	93

Operating income	6	7
Interest income	0	0
Interest expense	(12)	(11)
Loss on debt extinguishment	(30)	0
Loss on interest rate derivative instrument	0	0
Loss on adjustment of warrants to market	0	0
Other income (expense), net	0	0

Total other expense	(42)	(11)

Loss from continuing operations	(36)	(4)
Income from discontinued operations	0	0

Net loss	(36)	(4)

Revenues. Operating revenues increased 11.5% from $91.6 million for the three months ended June 30, 2007, to $102.1 million for three months ended June 30, 2008. Operating revenues from video services increased 12.2% from $38.3 million for the three months ended June 30, 2007, to $43.0 million for the same period in 2008. Operating revenues from voice services increased 9.9% from $31.4 million for the three months ended June 30, 2007, to $34.5 million for the same period in 2008. Operating revenues from data services increased 12.3% from $20.6 million for the three months ended June 30, 2007, to $23.2 million for the same period in 2008. Operating revenues from other services increased 18.9% from $1.2 million for the three months ended June 30, 2007, to $1.4 million for the same period in 2008.

The increased revenues are due primarily to an increase in the number of connections, from 626,852 as of June 30, 2007, to 666,011 as of June 30, 2008 and rate increases effective in the second quarter of 2008. The additional connections resulted primarily from the Graceba acquisition and:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and,

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 11.3% from $27.5 million for the three months ended June 30, 2007, to $30.7 million for the three months ended June 30, 2008. Direct costs of video services increased 11.4% from $20.1 million for the three months ended June 30, 2007, to $22.4 million for the same period in 2008. Direct costs of voice services increased 7.8% from $5.1 million for the three months ended June 30, 2007, to $5.5 million for the same period in 2008. Direct costs of data services increased 29.7% from $1.0 million for the three months ended June 30, 2007, to $1.3 million for the same period in 2008. Direct costs of other services increased 41.5% from $159,000 for the three months ended June 30, 2007, to $225,000 for the same period in 2008. Pole attachment and other network rental expenses increased 4.6% from $1.2 million for the three months ended June 30, 2007, to $1.3 million for the same period in 2008. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to the Graceba acquisition and programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 9.5% from $36.6 million for the three months ended June 30, 2007, to $40.1 million for the three months ended June 30, 2008. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our acquisition of Graceba and growth in connections and customers since the second quarter of 2007, and consists mainly of increases in salaries and wages, sales and marketing and gas for vehicles expense. We incurred non-recurring charges related to travel and other costs associated with the integration of PrairieWave Holdings, Inc. (“PrairieWave”) and Graceba, included in selling, general and administrative expenses, which increased from $216,000 for the three months ended June 30, 2007, to $908,000 for the three months ended June 30, 2008. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased from $537,000 for the three months ended June 30, 2007, to $1.3 million for the three months ended June 30, 2008.

Depreciation and amortization. Our depreciation and amortization increased from $22.0 million for the three months ended June 30, 2007, to $23.8 million for the three months ended June 30, 2008 primarily due to the Graceba acquisition and new capital expenditures.

Interest expense. Interest expense increased from $11.1 million for the three months ended June 30, 2007, to $11.7 million for the three months ended June 30, 2008. The increase in interest expense is primarily a result of the additional incremental loan entered into in connection with the Graceba acquisition.

Loss on debt extinguishment. We recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities for the three months ended June 30, 2007.

Net loss. We incurred a net loss of $33.0 million and $4.0 million for the three months ended June 30, 2007, and 2008, respectively.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2007 and 2008.

	Six months ended June 30,
	2007	2008
Operating revenues:
Video	43%	42%
Voice	33	34
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	30	31
Selling, general and administrative	41	38
Depreciation and amortization	24	23

Total	95	92

Operating income	5	8
Interest income	0	0
Interest expense	(12)	(12)
Loss on debt extinguishment	(17)	0
Loss on interest rate derivative instrument	(1)	0
Loss on adjustment of warrants to market	0	0
Other income (expenses), net	0	0

Total other expense	(30)	(12)

Loss from continuing operations	(25)	(4)
Income from discontinued operations	0	0

Net loss	(25)	(4)

Revenues. Operating revenues increased 26.7% from $160.6 million for the six months ended June 30, 2007, to $203.5 million for six months ended June 30, 2008. Operating revenues from video services increased 23.7% from $69.0 million for the six months ended June 30, 2007, to $85.3 million for the same period in 2008. Operating revenues from voice services increased 31.9% from $52.5 million for the six months ended June 30, 2007, to $69.3 million for the same period in 2008. Operating revenues from data services increased 24.1% from $36.9 million for the six months ended June 30, 2007, to $45.8 million for the same period in 2008. Operating revenues from other services increased 40.5% from $2.2 million for the six months ended June 30, 2007, to $3.0 million for the same period in 2008.

The increased revenues are due primarily to an increase in the number of connections, from 626,852 as of June 30, 2007, to 666,011 as of June 30, 2008 and rate increases effective in the second quarter of 2008. The additional connections resulted primarily from the Graceba acquisition and:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and,

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 29.2% from $48.0 million for the six months ended June 30, 2007, to $62.0 million for the six months ended June 30, 2008. Direct costs of video services increased 28.7% from $35.3 million for the six months ended June 30, 2007, to $45.4 million for the same period in 2008. Direct costs of voice services increased 30.4% from $8.5 million for the six months ended June 30, 2007, to $11.0 million for the same period in 2008. Direct costs of data services increased 57.6% from $1.6 million for the six months ended June 30, 2007, to $2.6 million for the same period in 2008. Direct costs of other services increased 44.3% from $322,000 for the six months ended June 30, 2007, to $465,000 for the same period in 2008. Pole attachment and other network rental expenses increased 10.1% from $2.3 million for the six months ended June 30, 2007, to $2.6 million for the same period in 2008. The increase in direct costs was primarily from the PrairieWave and Graceba acquisitions.

Selling, general and administrative. Our selling, general and administrative increased 17.3% from $66.3 million for the six months ended June 30, 2007, to $77.8 million for the six months ended June 30, 2008. The increase in our operating costs, included in selling, general and administrative, is consistent with our acquisition of PrairieWave and Graceba and growth in connections and customers in 2008, and consists mainly of increases in salaries and wages and gas for vehicles expense. We incurred non-recurring charges related to travel and other PrairieWave and Graceba integration costs, included in selling, general and administrative, which increased from $216,000 for the six months ended June 30, 2007, to $1.2 million for the six months ended June 30, 2008. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $1.0 million for the six months ended June 30, 2007, to $1.8 million for the six months ended June 30, 2008.

Depreciation and amortization. Our depreciation and amortization increased from $38.7 million for the six months ended June 30, 2007, to $47.7 million for the six months ended June 30, 2008 primarily due to the PrairieWave and Graceba acquisitions and new capital expenditures.

Interest expense. Interest expense increased from $19.2 million for the six months ended June 30, 2007, to $23.7 million for the six months ended June 30, 2008. The increase in interest expense is primarily a result of the amendment of our term loan entered into in connection with the PrairieWave acquisition and the additional incremental loan entered into in connection with the Graceba acquisition.

Loss on debt extinguishment. We recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities for the six months ended June 30, 2007.

Net loss. We incurred a net loss of $39.7 million and $7.2 million for the six months ended June 30, 2007, and 2008, respectively.

Liquidity and Capital Resources

Overview.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2008, $549.4 million is outstanding under the term loan, and $1.8 million is outstanding under the revolving credit facility as unused letter of credits. On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $509.4 million of the $549.4 million floating rate debt at 4.977%.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $59.0 million incremental term loan. The proceeds of the Amendment to the Credit Agreement were used to fund in part the $75.0 million Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2008, $58.7 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of June 30, 2008, we are in compliance with all of our debt covenants.

As of June 30, 2008, we had approximately $37.6 million of cash, cash equivalents and restricted cash on our balance sheet. We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities.

As of June 30, 2008, we had a net working capital of $1.9 million, compared to a net working capital of $6.8 million as of December 31, 2007. The reduction in the working capital from December 31, 2007 to June 30, 2008 is primarily due to using cash on hand of $16.0 million to partially fund the Graceba acquisition purchase price.

Net cash provided by operating activities from continuing operations totaled $12.6 million and $36.8 million for the six months ended June 30, 2007 and 2008, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash loss on interest rate derivative instrument;

•	provision for bad debt;

•	loss (gain) on disposition of assets; and

•	loss on adjustment of warrants to market.

Net cash used by our investing activities was $275.6 million and $103.4 million for the six months ended June 30, 2007 and 2008, respectively. Our investing activities for the six months ended June 30, 2007 consisted primarily of $256.0 million for the acquisition of a business and $20.5 million of capital expenditures, partially offset by $1.0 million of restricted cash returned. Investing activities for the six months ended June 30, 2008 consisted primarily of $75.1 million for the acquisitions of businesses, $27.4 million of capital expenditures and $741,000 of multiple dwelling unit signing bonuses.

Net cash provided by our financing activities was $273.2 million and $56.0 million for the six months ended June 30, 2007 and 2008, respectively. Financing activities for the six months ended June 30, 2007 consisted primarily of $270.6 million in principal payments on debt and $13.3 million of expenditures related to the issuance of long-term debt, offset by $555.0 million in proceeds from long term debt, $1.4 million from the exercise of stock options and $716,000 proceeds from the unwind on interest rate hedge instrument. For the six months ended June 30, 2008, financing activities consisted of $59.0 million in proceeds from long term debt and $648,000 from the exercise of stock options, offset by $3.4 million in principal payments on debt and $205,000 of expenditures related to the issuance of long-term debt.

Capital Expenditures.

We spent approximately $27.4 million in capital expenditures during the six months ended June 30, 2008, of which $12.0 million related to the purchase and installation of customer premise equipment, $6.9 million related to plant extensions and enhancements and $8.5 million related to network equipment, billing and information systems and other capital items.

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

The Company uses interest rate swap contracts to manage the impact of interest rate changes on earnings and operating cash flows. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements. The Company believes these agreements are with counter-parties who are creditworthy financial institutions.

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

On May 3, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $509,450 of the $549,450 floating rate debt at 4.977%.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2008	October 2, 2008	$508,063
October 3, 2008	January 2, 2009	$506,675
January 3, 2009	April 2, 2009	$505,288
April 3, 2009	July 2, 2009	$453,900

The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The swap agreement has an estimated fair value of $(16.8 million) as of June 30, 2008, which approximates the cost to settle the outstanding contract based on dealer quote considering current market rates.

In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The swap agreement has an estimated fair value of $(500,000) as of June 30, 2008, which approximates the cost to settle the outstanding contract based on dealer quotes considering current market rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Default Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2008, we held our annual meeting of stockholders. At the meeting, our stockholders:

•

approved the ratification of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 (with 31,524,130 shares voting in favor, 180,430 shares voting against and 4,927 shares abstaining);

•	approved the 2008 Incentive Plan (with 22,742,884 shares voting in favor, 1,009,182 shares voting against, 196,179 shares abstaining, and 7,761,242 shares not voting); and

•

re-elected Mr. Rodger L. Johnson (with 31,401,510 shares voting in favor and 307,977 shares withholding authority), Mr. Campbell B. Lanier, III (with 31,400,908 shares voting in favor and 308,579 shares withholding authority), and Mr. Eugene I. Davis (with 31,404,404 shares voting in favor and 305,083 shares withholding authority) to our Board of Directors, to serve until the 2011 annual meeting of stockholders and until their respective successors are duly elected and qualified:

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

August 11, 2008	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

August 11, 2008	By:	/s/ Bruce D. Herman
Bruce D. Herman
Chief Financial Officer