Form 10-Q/A
period 2008-06-30
KNOLOGY INC
filed 2008-08-27
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which was initially filed with the Securities and Exchange Commission on August 11, 2008, is being made solely to amend Part II, Items 5 and 6, to include information about the adoption of Knology, Inc.’s 2008 Incentive Plan at its Annual Meeting of Stockholders and to include a copy of the 2008 Incentive Plan as adopted as an exhibit.

With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 has been supplemented, updated or amended.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2008

PART II. OTHER INFORMATION

ITEM 5.	Other Information

At the annual meeting of stockholders of Knology, Inc. (“the Company”) held on May 7, 2008 (the “Annual Meeting”), the Company’s stockholders approved the Knology, Inc. 2008 Incentive Plan (the “2008 Plan”). The board of directors of the Company previously approved the 2008 Plan on March 28, 2008, subject to stockholder approval at the Annual Meeting. A description of the material terms of the 2008 Plan was included in the Company’s definitive proxy statement relating to the Annual Meeting as filed with the Securities and Exchange Commission on April 7, 2008 and is incorporated herein by reference. The aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the 2008 Plan is 3,750,000.

4

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.3	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.4	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Shareholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

10.1*	Knology, Inc. 2008 Incentive Plan.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

*	Compensatory plan or arrangement.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

August 27, 2008	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

August 27, 2008	By:	/s/ Bruce D. Herman
Bruce D. Herman
Chief Financial Officer

6