Form 10-Q
period 2008-09-30
KNOLOGY INC
filed 2008-11-07
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, Knology, Inc. had 35,629,743 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2007	September 30, 2008 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,448	$45,833
Restricted cash	1,459	905
Accounts receivable, net of allowance for doubtful accounts of $975 and $944 as of December 31, 2007 and September 30, 2008, respectively	30,154	31,992
Prepaid expenses and other	2,198	3,589

Total current assets	80,259	82,319
PROPERTY, PLANT AND EQUIPMENT, NET	403,476	392,043

GOODWILL	98,638	153,385

CUSTOMER BASE	3,672	5,081

DEFERRED DEBT ISSUANCE COSTS, NET	11,092	9,151

INVESTMENTS	2,536	2,536

INTANGIBLE AND OTHER ASSETS, NET	1,764	2,361

Total assets	$601,437	$646,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$6,162	$7,309
Accounts payable	26,834	23,777
Accrued liabilities	25,865	23,972
Unearned revenue	14,588	14,373

Total current liabilities	73,449	69,431

NONCURRENT LIABILITIES:
Long term debt, net of current portion	549,156	604,705
Interest rate hedge instrument	13,782	16,371

Total noncurrent liabilities	562,938	621,076

Total liabilities	636,387	690,507

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,310,012 and 35,629,743 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	353	356
Additional paid-in capital	589,389	593,339
Accumulated other comprehensive loss	(13,782)	(16,371)
Accumulated deficit	(610,910)	(620,955)

Total stockholders’ deficit	(34,950)	(43,631)

Total liabilities and stockholders’ equity	$601,437	$646,876

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
OPERATING REVENUES:
Video	$38,299	$43,128	$107,307	$128,462
Voice	31,808	35,025	84,292	104,276
Data	20,900	23,532	57,811	69,356
Other	1,320	1,531	3,490	4,580

Total operating revenues	92,327	103,216	252,900	306,674

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	28,758	30,910	76,786	92,952
Selling, general and administrative expenses	36,023	39,332	102,303	117,100
Depreciation and amortization	23,276	23,767	61,997	71,427
Capital markets activity	235	0	235	0

Total operating expenses	88,292	94,009	241,321	281,479

OPERATING INCOME	4,035	9,207	11,579	25,195

OTHER INCOME (EXPENSE):
Interest income	206	178	448	573
Interest expense	(11,101)	(11,776)	(30,349)	(35,442)
Loss on debt extinguishment	0	0	(27,375)	0
Loss on interest rate derivative instrument	0	0	(758)	0
(Loss) gain on adjustment of warrants to market	35	0	(338)	0
Other income (expense), net	95	(456)	8	(371)

Total other expense	(10,765)	(12,054)	(58,364)	(35,240)

LOSS FROM CONTINUING OPERATIONS	(6,730)	(2,847)	(46,785)	(10,045)

INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,251)	8,499	0	8,863	0

NET INCOME (LOSS)	$1,769	$(2,847)	$(37,922)	$(10,045)

LOSS FROM CONTINUING OPERATIONS PER SHARE	$(0.19)	$(0.08)	$(1.33)	$(0.28)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE	0.24	0.00	0.25	0.00

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.08)	$(1.08)	$(0.28)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,194,637	35,615,760	35,014,405	35,515,014

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,922)	$(10,045)
Income and gain on discontinued operations	8,863	0

Loss from continuing operations	(46,785)	(10,045)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,997	71,427
Noncash gain on discontinued operations	860	0
Loss on debt extinguishment	9,251	0
Non-cash stock option compensation	1,591	3,195
Accretion of second lien term loan	169	0
Non-cash bank loan interest expense	2,347	2,146
Non-cash loss on interest rate derivative instrument	758	0
Provision for bad debt	3,313	3,639
Loss on disposition of assets	1	386
Loss on adjustment of warrants to market	338	0
Changes in operating assets and liabilities:
Accounts receivable	(4,540)	(4,834)
Prepaid expenses and other	504	(1,570)
Accounts payable	(1,555)	(3,640)
Accrued liabilities	8,141	(2,630)
Unearned revenue	(1,036)	(215)

Total adjustments	82,139	67,904

Net cash provided by operating activities from continuing operations	35,354	57,859

Net cash provided by operating activities from discontinued operations	497	0

Net cash provided by operating activities	35,851	57,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,218)	(37,539)
Acquisition of businesses, net of cash acquired	(256,195)	(75,145)
MDU signing bonuses and other intangible expenditures	(311)	(926)
Proceeds from sale of property	160	232
Change in restricted cash	170	554

Net cash used in investing activities from continuing operations	(289,394)	(112,824)
Net cash provided by investing activities from discontinued operations	7,739	0
Net cash used in investing activities	(281,655)	(112,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	555,000	59,000
Principal payments on debt and short-term borrowings	(272,148)	(5,203)
Expenditures related to issuance of long term debt	(13,294)	(205)
Stock options exercised	1,586	758
Proceeds from unwind of interest rate hedge instrument	716	0
Proceeds from exercised warrants	1	0

Net cash provided by financing activities	271,861	54,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,057	(615)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,577	46,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,634	$45,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$21,788	$33,565

Cash paid during the periods for income taxes	$0	$0

Non-cash financing activities:
Debt acquired in capital lease transactions	$336	$2,899

Detail of acquisition:
Accounts receivables	6,287	644
Prepaid expenses	1,363	75
Property, plant and equipment	197,729	18,630
Goodwill	57,685	54,747
Customer base	4,402	2,369
Intangible and other assets	1,234	0
Investments	1,293	0
Accounts payable	(7,414)	(583)
Accrued liabilities	(2,914)	(737)
Unearned revenue	(3,470)	0

Cash paid for acquisition, net of cash acquired	$256,195	$75,145

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company operates as one operating segment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Fair Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS No. 157, “Fair Value Measurements”, in a market that is not active and provides key considerations in determining the fair value for financial assets when the market is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company does not expect that the adoption of FSP No. 157-3 will have a material impact on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other

Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP No. 142-3 will have a material impact on its results of operations or financial position.

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

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. As of September 30, 2008, the Company has $905 of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements. As of December 31, 2007, the Company had $1,459 of cash that is restricted in use, $590 of which the Company had pledged as collateral related to certain insurance, franchise and surety bond agreements. The remaining $869 was in escrow in connection with the September 7, 2007 sale of the Company’s telephone directory business and was paid out to the Company in September 2008.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2008 impairment test.

6. DEBT

On September 12, 2005, the Company entered into an interest rate cap agreement for a notional amount of $280,000 to cap its variable LIBOR rate at 5%, mitigating interest rate risk on its then outstanding first and second lien term loans. The Company has recorded a loss related to the interest rate cap agreement of $758 for the nine months ended September 30, 2007. The changes in the fair value of the cap agreement were recorded as a “Loss on interest rate derivative instrument” in other income (expense) since the cap rate agreement was not designated as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On April 18, 2007, the Company unwound this interest rate cap agreement for $716 cash proceeds.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement which provides for a $580,000 credit facility, consisting of a $555,000 term loan and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second term loans and pay transaction costs associated with the transactions. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555,000 amortizing 1% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $508,063 of the $548,063 floating rate debt at 4.977%.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2008	January 2, 2009	$506,675
January 3, 2009	April 2, 2009	$505,288
April 3, 2009	July 2, 2009	$453,900
July 3, 2009	October 2, 2009	$452,513

The interest rate hedge instrument is designated as a hedge under SFAS No. 133.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement, which provides for a $59,000 incremental term loan used to fund the $75,000 Graceba acquisition purchase price. The incremental term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59,000 amortizing 1% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133.

Changes in the fair value of the Company’s swap agreements are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of September 30, 2008.

Long-term debt at December 31, 2007 and September 30, 2008 consisted of the following:

	December 31, 2007	September 30, 2008
First Lien term loan, at a rate of LIBOR plus 2.25%, with $5,550 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$552,225	$548,063

First Amendment incremental term loan, at a rate of LIBOR plus 2.75%, with $590 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	0	58,557

Capitalized lease obligations, at rates between 5.8% and 8.5%, with monthly principal and interest payments through May 2013	3,093	5,394

Total debt	555,318	612,014

Less current portion of long term debt	6,162	7,309

Total long term debt, net of current portion	$549,156	$604,705

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

As of September 30, 2008, the Company was in compliance with all of its debt covenants.

In connection with a high-yield debt offering in 1997, the Company issued warrants to purchase shares of its common stock for an exercise price of $.10 per share. The warrants expired in October 2007. Prior to expiration, the Company adjusted the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the nine months ended September 30, 2007, the Company recorded a loss of $338 as a “Loss (gain) on adjustment of warrants to market” in other income (expense).

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swap agreement	$0	$16,371	$0	$16,371

Total Liabilities	$0	$16,371	$0	$16,371

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $1,751 as of September 30, 2008, which reduces the funds available under the $25,000 five-year senior secured revolving loan and letter of credit facility.

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

During the third quarter of 2008, the Company granted 7,575 shares with a market value of $76. The shares vest equally over the next four years. The Company has recognized stock-based compensation of $3,195 and $1,591 for the nine months ended September 30, 2008 and 2007, respectively.

10. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

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

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of April 3, 2007. The allocation adjustments have been finalized as of September 30, 2008.

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

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$803	$778
Payments	(794)	(615)

Accrual balance at September 30, 2008	$9	$163

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

The Company used the $59,000 in proceeds of the First Amendment to the Amended and Restated Credit Agreement and cash on hand to fund the $75,000 purchase price. The financial position and results of operations for Graceba are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $75,145. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of Graceba, none of the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of January 4, 2008. Future allocation adjustments may be required.

January 4, 2008
Assets acquired:
Accounts receivable	$644
Prepaid expenses	75
Property, plant and equipment	18,630
Goodwill	54,743
Customer base	2,369

Total assets acquired	76,461
Liabilities assumed:
Accounts payable	583
Accrued liabilities	737

Total liabilities assumed	1,320

Purchase price, net of cash acquired of $459	$75,141

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$37	$245
Payments/adjustments	(37)	(225)

Accrual balance at September 30, 2008	$0	$20

12. DISCONTINUED OPERATIONS

On September 7, 2007, the Company sold its telephone directory business to Yellow Book USA for $8,600. The directory serves communities in Rapid City and the Northern Black Hills, South Dakota; and in Northeastern Wyoming. This business was included in our PrairieWave acquisition in April 2007, but was a non-core business outside of the Company’s strategic video, voice and data products and services. The Company has received cash proceeds of $8,600 as of September 30, 2008. After recording transaction costs of $139 and disposing of net assets of $210, the Company recorded a gain of $8,251 during the third quarter of 2007. The net income associated with the directory business ($612 as of September 30, 2007) since the April 3, 2007 acquisition is presented separately in the statement of operations as income from discontinued operations.

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

Overview

We were formed as a Delaware corporation in September 1998 and began trading publicly on the NASDAQ Global Market in December 2003. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the Southeastern United States and two markets in the Midwestern United States. We provide a full suite of video, voice and data services in Dothan, Huntsville and Montgomery, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee; and Rapid City and Sioux Falls, South Dakota, as well as portions of Minnesota and Iowa. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

The following is a discussion of our consolidated financial condition and results of operations for the nine months ended September 30, 2008, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Homes Passed and Connections

We report homes passed as the number of residential and business units, such as single family homes, apartments and condominium units, passed by our broadband network and listed in our database. Marketable homes passed are homes passed other than those we believe are covered by exclusive arrangements with other providers of competing services. Because we deliver multiple services to our customers, we report the total number of connections for video, voice and data rather than the total number of customers. We count each video, voice or data purchase as a separate connection. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. We do not record the purchase of digital video services by an analog video customer as an additional connection. As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. Accordingly, we expect that our number of voice and data connections will continue to grow faster than our video connections and will represent a higher percentage of our total connections in the future.

The following table summarizes the number of marketable homes passed and connections as of September 30, 2007 and 2008.

	September 30,
	2007	2008
Connections:(1)
Video	227,810	231,465
Voice:
On-net	229,039	238,292
Off-net	6,001	5,837
Data:
High Speed Data	173,253	193,293
Dial-up	3,294	1,997

Total connections	639,397	670,884

Residential connections	551,996	567,014
Business connections	87,401	103,870
Homes passed	1,095,492	1,127,358
Marketable homes passed	885,419	918,093

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 41.8% and 41.9% of our consolidated revenues for the three and nine months ended September 30, 2008, respectively, compared to 41.5% and 42.4% for the three and nine months ended September 30, 2007, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.9% and 34.0% of our consolidated revenues for the three and nine months ended September 30, 2008, respectively, compared to 34.5% and 33.3% for the three and nine months ended September 30, 2007, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.8% and 22.6% of our consolidated revenues for the three and nine months ended September 30, 2008, respectively, compared to 22.6% and 22.9% for the three and nine months ended September 30, 2007, respectively.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.5% of our consolidated revenues for the three and nine months ended September 30, 2008, respectively, compared to 1.4% for the three and nine months ended September 30, 2007, respectively.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.4% and 52.9% for the three and nine months ended September 30, 2008, respectively, compared to 54.2% and 52.2% for the three and nine months ended September 30, 2007, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 15.7% and 15.9% for the three and nine months ended September 30, 2008, respectively, compared to 16.2% and 16.1% for the three and nine months ended September 30, 2007, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.0% and 5.7% for the three and nine months ended September 30, 2008, respectively, compared to 4.6% and 4.5% for the three and nine months ended September 30, 2007, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 15.6% and 15.4% for the three and nine months ended September 30, 2008, respectively, compared to 19.5% and 16.6% for the three and nine months ended September 30, 2007, respectively.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.1% and 1.2% for the three and nine months ended September 30, 2008, respectively, compared to 1.8% and 1.6% for the three and nine months ended September 30, 2007, respectively.

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

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2007 and 2008.

	Three months ended September 30,
	2007	2008
Operating revenues:
Video	42%	42%
Voice	34	34
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	31	30
Selling, general and administrative	39	38
Depreciation and amortization	25	23

Total	95	91

Operating income	5	9

Interest income	0	0
Interest expense	(12)	(12)
Loss on debt extinguishment	0	0
Loss on interest rate derivative instrument	0	0
Loss on adjustment of warrants to market	0	0
Other income (expense), net	0	0

Total other expense	(12)	(12)

Loss from continuing operations	(7)	(3)
Income from discontinued operations	9	0

Net loss	2	(3)

Revenues. Operating revenues increased 11.8% from $92.3 million for the three months ended September 30, 2007, to $103.2 million for three months ended September 30, 2008. Operating revenues from video services increased 12.6% from $38.3 million for the three months ended September 30, 2007, to $43.1 million for the same period in 2008. Operating revenues from voice services increased 10.1% from $31.8 million for the three months ended September 30, 2007, to $35.0 million for the same period in 2008. Operating revenues from data services increased 12.6% from $20.9 million for the three months ended September 30, 2007, to $23.5 million for the same period in 2008. Operating revenues from other services increased 16.0% from $1.3 million for the three months ended September 30, 2007, to $1.5 million for the same period in 2008.

The increased revenues are due primarily to an increase in the number of connections, from 639,397 as of September 30, 2007, to 670,884 as of September 30, 2008 and rate increases effective in the first and second quarters of 2008. The additional connections resulted primarily from the Graceba acquisition and:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and,

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 7.5% from $28.8 million for the three months ended September 30, 2007, to $30.9 million for the three months ended September 30, 2008. Direct costs of video services increased 8.8% from $20.8 million for the three months ended September 30, 2007, to $22.6 million for the same period in 2008. Direct costs of voice services increased 7.3% from $5.1 million for the three months ended September 30, 2007, to $5.5 million for the same period in 2008. Direct costs of data services increased 46.5% from $1.0 million for the three months ended September 30, 2007, to $1.4 million for the same period in 2008. Direct costs of other services decreased 7.2% from $258,000 for the three months ended September 30, 2007, to $239,000 for the same period in 2008. Pole attachment and other network rental expenses decreased 28.7% from $1.6 million for the three months ended September 30, 2007, to $1.2 million for the same period in 2008. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services is primarily due to the Graceba acquisition and programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. We expect this trend to continue, and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 9.2% from

$36.0 million for the three months ended September 30, 2007, to $39.3 million for the three months ended September 30, 2008. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our acquisition of Graceba and growth in connections and customers since the third quarter of 2007, and consists mainly of increases in sales and marketing, repairs and maintenance and gas for vehicles expense. We incurred non-recurring charges related to travel and other costs associated with the integration of PrairieWave Holdings, Inc. (“PrairieWave”) and Graceba, included in selling, general and administrative expenses, which decreased from $303,000 for the three months ended September 30, 2007, to $268,000 for the three months ended September 30, 2008. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased from $595,000 for the three months ended September 30, 2007, to $1.4 million for the three months ended September 30, 2008.

Depreciation and amortization. Our depreciation and amortization increased from $23.3 million for the three months ended September 30, 2007, to $23.8 million for the three months ended September 30, 2008 primarily due to the Graceba acquisition and new capital expenditures.

Interest expense. Interest expense increased from $11.1 million for the three months ended September 30, 2007, to $11.8 million for the three months ended September 30, 2008. The increase in interest expense is primarily a result of the additional incremental loan entered into in connection with the Graceba acquisition.

Loss from continuing operations. We incurred a loss from continuing operations of $6.7 million and $2.8 million for the three months ended September 30, 2007 and 2008, respectively.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book for $8.6 million. This business was included in our April 2007 acquisition of PrairieWave. After recording transactions costs of $139,000 and writing off net assets of $210,000, the Company recorded a gain of $8.3 million. The net income for the three months ended September 30, 2007 was $248,000 and is also presented in income from discontinued operations.

Net loss. We incurred a net income of $1.8 million and a net loss of $2.8 million for the three months ended September 30, 2007 and 2008, respectively.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2007 and 2008.

	Nine months ended September 30,
	2007	2008
Operating revenues:
Video	43%	42%
Voice	33	34
Data	23	23
Other	1	1

Total	100	100
Operating expenses:
Direct costs	30	30
Selling, general and administrative	40	38
Depreciation and amortization	25	23

Total	95	91

Operating income	5	9

Interest income	0	0
Interest expense	(12)	(12)
Loss on debt extinguishment	(11)	0
Loss on interest rate derivative instrument	0	0
Loss on adjustment of warrants to market	0	0
Other income (expenses), net	0	0

Total other expense	(23)	(12)

Loss from continuing operations	(18)	(3)
Income from discontinued operations	3	0

Net loss	(15)	(3)

Revenues. Operating revenues increased 21.3% from $252.9 million for the nine months ended September 30, 2007, to $306.7 million for nine months ended September 30, 2008. Operating revenues from video services increased 19.7% from $107.3 million for the nine months ended September 30, 2007, to $128.5 million for the same period in 2008. Operating revenues from voice services increased 23.7% from $84.3 million for the nine months ended September 30, 2007, to $104.3 million for the same period in 2008. Operating revenues from data services increased 20.0% from $57.8 million for the nine months ended September 30, 2007, to $69.4 million for the same period in 2008. Operating revenues from other services increased 31.2% from $3.5 million for the nine months ended September 30, 2007, to $4.6 million for the same period in 2008.

The increased revenues are due primarily to an increase in the number of connections, from 639,397 as of September 30, 2007, to 670,884 as of September 30, 2008 and rate increases effective in the first and second quarters of 2008. The additional connections resulted primarily from the PrairieWave and Graceba acquisitions and:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and,

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 21.1% from $76.8 million for the nine months ended September 30, 2007, to $93.0 million for the nine months ended September 30, 2008. Direct costs of video services increased 21.3% from $56.0 million for the nine months ended September 30, 2007, to $68.0 million for the same period in 2008. Direct costs of voice services increased 21.7% from $13.6 million for the nine months ended September 30, 2007, to $16.6 million for the same period in 2008. Direct costs of data services increased 53.5% from $2.6 million for the nine months ended September 30, 2007, to $4.0 million for the same period in 2008. Direct costs of other services increased 21.4% from $580,000 for the nine months ended September 30, 2007, to $704,000 for the same period in 2008. Pole attachment and other network rental expenses decreased 5.9% from $4.0 million for the nine months ended September 30, 2007, to $3.7 million for the same period in 2008. The increase in direct costs was primarily from the PrairieWave and Graceba acquisitions.

Selling, general and administrative. Our selling, general and administrative expenses increased 14.5% from $102.3 million for the nine months ended September 30, 2007, to $117.1 million for the nine months ended September 30, 2008. The increase in our operating costs, included in selling, general and administrative, is consistent with our acquisition of PrairieWave and Graceba and growth in connections and customers in 2008, and consists mainly of increases in salaries and wages, billing and gas for vehicles expense. We incurred non-recurring charges related to travel and other PrairieWave and Graceba integration costs, included in selling, general and administrative, which increased from $519,000 for the nine months ended September 30, 2007, to $1.5 million for the nine months ended September 30, 2008. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $1.6 million for the nine months ended September 30, 2007, to $3.2 million for the nine months ended September 30, 2008.

Depreciation and amortization. Our depreciation and amortization increased from $62.0 million for the nine months ended September 30, 2007, to $71.4 million for the nine months ended September 30, 2008, primarily due to the PrairieWave and Graceba acquisitions and new capital expenditures.

Interest expense. Interest expense increased from $30.3 million for the nine months ended September 30, 2007, to $35.4 million for the nine months ended September 30, 2008. The increase in interest expense is primarily a result of the amendment of our term loan entered into in connection with the PrairieWave acquisition and the additional incremental loan entered into in connection with the Graceba acquisition.

Loss on debt extinguishment. We recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and writeoff of debt issuance costs for the existing credit facilities for the nine months ended September 30, 2007.

Loss from continuing operations. We incurred a loss from continuing operations of $46.8 million and $10.0 million for the nine months ended September 30, 2007 and 2008, respectively.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book for $8.6 million. This business was included in our April 2007 acquisition of PrairieWave. After recording transactions costs of $139,000 and writing off net assets of $210,000, the Company recorded a gain on the sale of $8.3 million. The net income for the nine months ended September 30, 2007 was $612,000 and is also presented in income from discontinued operations.

Net loss. We incurred a net loss of $37.9 million and $10.0 million for the nine months ended September 30, 2007 and 2008, respectively.

Liquidity and Capital Resources

Overview.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received the proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of September 30, 2008, $548.0 million is outstanding under the term loan, and $1.8 million is outstanding under the revolving credit facility as unused letter of credits. On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $508.0 million of the $548.0 million floating rate debt at 4.977%.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement, which provides for a $59.0 million incremental term loan. The proceeds of the incremental term loan were used to fund in part the $75.0 million Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of September 30, 2008, $58.6 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of September 30, 2008, we are in compliance with all of our debt covenants.

As of September 30, 2008, we had approximately $46.7 million of cash, cash equivalents and restricted cash on our balance sheet. We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $25.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities.

As of September 30, 2008, we had a net working capital of $12.9 million, compared to a net working capital of $6.8 million as of December 31, 2007.

Net cash provided by operating activities from continuing operations totaled $35.4 million and $57.9 million for the nine months ended September 30, 2007 and 2008, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

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

Net cash used in investing activities from continuing operations was $289.4 million and $112.8 million for the nine months ended September 30, 2007 and 2008, respectively. Our investing activities for the nine months ended September 30, 2007 consisted mainly of $256.2 million for the purchase of PrairieWave and $33.2 million of capital expenditures, offset by $7.7 million of discontinued operations proceeds from the sale of the directory business. Investing activities for the nine months ended September 30, 2008 consisted primarily of $75.1 million for the acquisitions of businesses and $37.5 million of capital expenditures.

Net cash provided by our financing activities was $271.9 million and $54.4 million for the nine months ended September 30, 2007 and 2008, respectively. Financing activities for the nine months ended September 30, 2007 consisted of $272.1 million in principal payments on debt and $13.3 million of expenditures related to the issuance of long-term debt, offset by $555 million proceeds from long term debt, $1.6 million proceeds from the exercise of stock options and $716,000 proceeds from the unwind on interest rate hedge instrument. For the nine months ended September 30, 2008, financing activities consisted of $59.0 million in proceeds from long term debt and $758,000 from the exercise of stock options, offset by $5.2 million in principal payments on debt and $205,000 of expenditures related to the issuance of long-term debt.

Capital Expenditures.

We spent approximately $37.5 million in capital expenditures during the nine months ended September 30, 2008, of which $17.3 million related to the purchase and installation of customer premise equipment, $9.6 million related to plant extensions and enhancements and $10.6 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $48.0 million in capital expenditures during 2008. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2008. The credit agreements and covenants on our debt limit the amount of our capital expenditures on an annual basis.

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

On May 3, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $508.0 million of the $548.0 million floating rate debt at 4.977%.

The hedge notional amount for the next twelve months is summarized below:

Start date	End date	Amount (in thousands)
October 3, 2008	January 2, 2009	$506,675
January 3, 2009	April 2, 2009	$505,288
April 3, 2009	July 2, 2009	$453,900
July 3, 2009	October 2, 2009	$452,513

The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The swap agreement has an estimated fair value of $(15.7 million) as of September 30, 2008, which approximates the cost to settle the outstanding contract based on dealer quote considering current market rates.

In December 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133. Changes in the fair value of the swap agreement are initially recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The swap agreement has an estimated fair value of $(675,000) as of September 30, 2008, which approximates the cost to settle the outstanding contract based on dealer quotes considering current market rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The credit crisis could have an impact on our interest rate swap agreements or revolving credit facility if our counterparties are forced to file bankruptcy or are otherwise unable to perform their obligations. Depressed economic conditions could influence the levels of consumer spending and have a material adverse effect on the demand for the Company’s services and on the Company’s financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

In addition to the other information set forth in this report and the risk described above, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

KNOLOGY, INC.

November 7, 2008	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

November 7, 2008	By:	/s/ Bruce D. Herman
Bruce D. Herman
Chief Financial Officer