Form 10-K
period 2008-12-31
KNOLOGY INC
filed 2009-03-16
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2008, computed by reference to the closing price for such stock on the Nasdaq Capital Market on such date, was approximately $315.7 million.

The number of shares outstanding of the registrant’s common stock as of February 28, 2009 was 35,784,183 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2008 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

•	our anticipated capital expenditures;

•	our anticipated sources of capital and other funding;

•	plans to develop future networks and upgrade facilities;

•	the current and future markets for our services and products;

•	consumers’ reactions to current and future general economic conditions;

•	the effects of regulatory changes on our business;

•	competitive and technological developments;

•	possible acquisitions, alliances or dispositions; and

•	projected revenues, liquidity, interest costs and income.

The words “estimate,” “project,” “intend,” “expect,” “believe,” “may,” “could,” “plan,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The most significant of these risks, uncertainties and other factors are discussed above. We caution you to carefully consider these risks and those risks and uncertainties listed under the caption “Risk Factors” in this annual report and not to place undue reliance on our forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

PART I

For convenience in this annual report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

ITEM 1.	BUSINESS

We were formed as a Delaware corporation in September 1998 and began trading publicly on the Nasdaq National Market in December 2003. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the Southeastern United States and two markets in the Midwestern United States. For the year ended December 31, 2008, our revenues were $410.2 million and we had a net loss attributable to common stockholders of $12.1 million. Video, voice, data and other revenues accounted for approximately 42%, 33%, 23% and 2%, respectively, of our consolidated revenues for the year ended December 31, 2008. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2008, we had approximately 677,000 total connections.

We provide our services over our wholly owned, fully upgraded minimum 750 MHz interactive broadband network. As of December 31, 2008, our network passed approximately 919,000 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for ten years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in certain markets in Alabama, Florida, Georgia, Iowa, Minnesota, South Carolina, South Dakota and Tennessee, which are in the Southeastern and Midwestern regions of the United States. We offer our bundled service to all of our marketable passings.

We have built our Company through:

•	construction and expansion of our broadband network to offer integrated video, voice and data services;

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base, along with new service offerings;

•	upgrades of acquired networks to introduce expanded broadband services, including bundled voice and data services; and

•	acquisitions of other broadband systems.

On January 4, 2008, we completed our acquisition of Graceba Total Communications Group, Inc. (“Graceba”), a voice, video and high-speed Internet broadband services provider in Dothan, Alabama. Our purchase of Graceba was a strategic acquisition that we believe fits well in our concentrated Southeastern footprint and combines companies with similar business models and philosophies, such as operating in secondary and tertiary markets, servicing bundled customers, providing solid financial margins and focusing on “best in class” customer service.

We used the $59.0 million proceeds of our First Amendment to our Amended and Restated Credit Agreement and cash on hand to fund the $75.0 million purchase price. The financial position and results of operations for Graceba are included in our consolidated statements since the date of acquisition. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Website Access to SEC Filings

The Company makes its SEC filings, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available free of charge on the Company’s Internet website, www.knology.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Our Industry

In recent years, regulatory developments and advances in technology have substantially altered the competitive dynamics of the communications industry and blurred the lines among traditional video, voice and data providers. The Telecommunications Act of 1996 and its implementation through Federal Communications Commission (FCC) regulation have encouraged competition in these markets. Advances in technology have made the transmission of video, voice and data on a single platform feasible and economical. Communications providers seek to bundle products to leverage their significant capital investments, protect market share in their core service offerings from new sources of competition and achieve operating efficiencies by providing more than one service over their networks at lower incremental costs while increasing revenue from the existing customer base.

Incumbent cable operators are working to expand their core services by offering a bundled package of services, including the provision of Internet Protocol (IP) based voice services for their customers. Most of the major providers have rolled out or announced plans to roll out Voice over Internet Protocol (VoIP) services. Likewise, incumbent telephone providers are expanding their services to include the bundled package of services. Many are providing dial-up or Digital Subscriber Line (DSL) Internet access to their customers and some are offering video service via third-party satellite companies. In addition, some telephone providers are beginning to offer video services over their networks.

We believe the future of the industry will include a broader competitive landscape in which communications providers will offer bundled video, voice and data services and compete with each other based on scope and depth of the service offering, pricing, customer service and convenience.

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

•

Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. Our entire network is a minimum of 750MHz, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, high-definition television, hosted IP Centrex services, pure fiber services and Gigabit Ethernet services that allow for IP based voice and data services in all of our markets.

•

Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. We deliver personalized and responsive customer care 24 hours a day, seven days a week through our Augusta, Georgia and Sioux Falls, South Dakota call centers. Through our network operations center (NOC), we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. Because we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have an enterprise management system that enhances our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services.

•

Pursue expansion opportunities. We have a history of acquiring, integrating, upgrading and expanding systems, enabling us to offer bundled video, voice and data services and increasing our revenue opportunity, penetration and operating efficiency. To augment our organic growth, we will pursue value-enhancing expansion opportunities meeting our target market criteria that allow us to leverage our experience as a bundled broadband provider and endorse our operating philosophy of delivering profitable growth. These opportunities include acquisitions and fill-in and edge-out expansion in existing markets. We will continue to evaluate growth opportunities based on targeted return requirements and access to capital.

Our Interactive Broadband Network

Our network is critical to the implementation of our operating strategy, allowing us to offer bundled video, voice and data services to our customers in an efficient manner and with a high level of service. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

•	redundant fiber routing and use of the Synchronous Optical Network (SONET) protocol which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

•	network monitoring to the customer premises for all digital video, voice and data services.

Technical Overview

Our interactive broadband network consists of fiber-optic cable, coaxial cable and copper wire. Fiber-optic cable is a communications medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system’s main high capacity fiber-optic cables connect to multiple nodes throughout our network. These nodes are connected to individual homes and buildings by coaxial cable and are shared by a number of customers, generally 500 homes. We have sufficient fibers in our cables to further subdivide our nodes to 125 homes if growth so dictates. Our network has excellent broadband frequency characteristics and physical durability, which is conducive to providing video, voice service and data transmission.

As of December 31, 2008, our network consisted of approximately 13,000 miles of network, passed approximately 919,000 marketable homes and served approximately 677,000 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that if there is a single point of failure on a fiber ring, our service will continue.

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

Video

We offer video services over our network in the same way that other traditional cable companies provide cable TV service. Our network is designed for an analog and digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to hubs and to distribution points (nodes) within our customers’ neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Voice

We offer telephone service over our broadband network in much the same way local phone companies provide service. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter (EMTA) in the home to provide dial tone service. Our network interconnects with those of other local phone companies. We provide long-distance service using leased facilities from other telecommunications service providers. We have multiple Class 4 and Class 5 full-featured switches located in West Point, Georgia; Huguley and Ashford, Alabama; and Rapid City and Viborg, South Dakota that direct all of our voice traffic and allow us to provide enhanced custom calling services. We also operate telephone systems in Valley and Ashford, Alabama; West Point, Georgia; and Viborg, South Dakota where we are the rural incumbent telephone company.

Data

We provide Internet access using high-speed cable modems in much the same way customers receive Internet services over modems linked to the local telephone network. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

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

Our bundled strategy means that we may deliver more than one service to each customer, and therefore we report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases video, voice and data services would count as three connections.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

Our video service offering comprises the following:

•

Analog Cable Service: All of our video customers receive a package of basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels. The expanded basic level of programming includes approximately 65 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel, Nickelodeon and various home shopping networks.

•

Digital Cable Service: This digital level of service includes approximately 210 channels of digital programming, including our expanded basic cable service and approximately 45 music channels. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including high definition TV, digital video recorder, video-on-demand and subscription video-on-demand. Video-on-demand permits customers to order movies and other programming on demand with DVD-like functions on a fee-per-viewing basis. Subscription video-on-demand is a similar service that has specific content available from our premium channel offerings for an incremental charge.

•

Premium Channels: These channels, such as HBO, Showtime, Starz, Encore and Cinemax, provide commercial-free movies, sports and other special event entertainment programming and are available at an additional charge above our expanded basic and digital tiers of services.

Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services.

Voice Services

Our voice services include local and long-distance telephone services. Our telephone packages can be customized to include different combinations of the following core services:

•	local area calling plans;

•	flat-rate local and long-distance plans;

•	calling features; and

•	measured and fixed rate toll packages based on usage.

For local service, our customers pay a fixed monthly rate, plus additional charges per month for custom and advanced calling features such as call waiting, caller ID, caller ID on TV and voicemail.

Residential Data Services

We offer tiered data services to residential customers that include always-on high-speed connections to the Internet using cable modems. Intronet, a high speed service aimed at first-time or dial-up Internet users, is offered at a download speed of one megabit per second, which is faster than traditional dial-up but slower than our typical high-speed service, and priced at a discount to our faster products. Our standard Internet product provides a targeted download speed of six megabits per second. The Edge product gives customers a higher download connection speed, offered at eight megabits per second. All three product offerings have been successful in capturing additional market share for us.

Our data packages generally include the following:

•	specialized technical support 24 hours a day, seven days a week;

•	access to exclusive local content, weather, national news, sports and financial reports;

•	value-added features such as e-mail accounts, on-line storage, spam protection and parental controls; and

•	a DOCSIS-compliant modem installed by a trained professional.

Business Voice and Data Services

Our broadband network also supports services to business customers, and accordingly, we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering to these business customers. We also have developed new products to meet the more complex voice and data needs of the larger business sector. We offer pure fiber services, which enable our customers to have T-1 voice services, data speeds of up to 1 gigabit per second on our fiber network, and office-to-office VLAN services that provide a secure and managed connection between customer locations. We have introduced our Matrix product offering, which can replace customers’ aging, low functionality PBX products with an IP Centrex voice and data service that offers more flexible features at a lower cost. In addition, we have launched a new SIP trunking service. It is a direct replacement for traditional telephone service used by large PBX customers and is delivered over our pure fiber services network and terminated via an Ethernet connection at the customer premise. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

Broadband Carrier Services

We use extra, unused capacity on our network to offer wholesale services to other local and long distance telephone companies, Internet service providers and other integrated services providers, called broadband carrier services. This is additive to our core strategy and we believe our interactive broadband network offers other service providers a reliable and cost competitive alternative to other telecommunications service providers.

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

Sales and Marketing

We believe that we were the first-to-market service provider of a bundled video, voice and data communications service package in each of our current markets, except the Pinellas market, which we entered via acquisition at the end of 2003. Our sales and marketing materials emphasize the convenience, savings and improved service that can be obtained by subscribing to our bundled services.

We position ourselves as the local provider of choice in our markets, with a strong local customer interface and community presence, while simultaneously taking advantage of economies of scale from the centralization of certain marketing functions.

We have a sales staff in each of our markets including managers and direct sales teams for both residential and business services. Our standard residential team consists of direct sales, front counter sales and local market coordination as well as support personnel. Our business services sales team consists of our account executives, specialized business installation coordinators and dedicated installation service teams. Our call center sales team handles all inbound and outbound telemarketing sales for residential and business services.

Our sales team is cross-trained on all our products to support our bundling strategy. The sales team is compensated based on new connections or revenue and is therefore motivated to sell more than one product to each customer. Our marketing and advertising strategy is to target bundled service prospects utilizing a broad mix of media tactics including broadcast television, cross channel cable spots, radio, newspaper, outdoor space, Internet and direct mail. We have utilized database-marketing techniques to shape our offers, segment and target our prospect base to increase response and reduce acquisition costs.

We have implemented customer relationship management and retention techniques, as well as customer referral tactics, including newsletters and personalized e-mail communications. These programs are designed to increase loyalty and retention and to vertically integrate our current base of customers.

Pricing for Our Products and Services

We attractively price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. The bundles significantly reduce the number of plans our sales and call center personnel handle, simplifying the customer’s experience and reducing the products supported in the billing system. Product acceptance by new and existing customers has been strong.

We also sell individual services at prices competitive to those of the incumbent providers. An installation fee is charged to new and reconnected customers. We charge monthly fees for customer premise equipment.

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2008, approximately 59% of our programming was sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

As of December 31, 2008, we served the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes 12/31/2008	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	92,364	1995	1997	1997
1995	Acquired	Columbus, GA	73,405	1995	1998	1998
1997	Acquired	Panama City, FL	65,040	1997	1998	1998
1998	Acquired	Huntsville, AL	88,038	1998	1999	1999
1998	Built	Charleston, SC	71,126	1998	1998	1998
1998	Built	Augusta, GA	56,700	1998	1998	1998
1999	Acquired	West Point, GA	13,435	1999	1999	1999
2000	Built	Knoxville, TN	42,297	2001	2001	2001
2003	Acquired	Pinellas, FL	276,623	2003	2004	2003
2007	Acquired	Rapid City, SD	51,438	2007	2007	2007
2007	Acquired	Sioux Falls, SD	65,785	2007	2007	2007
2008	Acquired	Dothan, AL	22,792	2008	2008	2008

New Markets

We plan to evaluate expansion of our operations to other markets that have the critical mass, market conditions, demographics and geographical location consistent with our business strategy. We will evaluate target cities that have the following characteristics, among others:

•	targeted return requirements;

•	an average of at least 70 homes per mile;

•	competitive dynamics that allow us to be the leading provider of integrated video, voice and data services; and

•	conditions that will afford us the opportunity to capture a substantial number of customers.

Competition

We have at least one competitor in each market. Our competition comes from a variety of communications companies because of the broad number of video, voice and data services we offer. Competition is based on service, content, reliability, bundling, value and convenience. Virtually all markets for video, voice and data services are extremely competitive, and we expect that competition will intensify in the future. Our competitors are often larger, better-financed companies with greater access to capital resources. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, brand recognition, economies of scale and scope and control of limited conduit relationships.

Video Services

Cable television providers. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Other cable television operations exist in each of our current markets and many of those operations have long-standing customer relationships with the residents in those markets. Our competitors currently include Bright House Networks (Bright House), Charter Communications, Inc. (Charter), Comcast Corporation (Comcast), Mediacom Communication Corporation (Mediacom), Midcontinent Communications (Midco) and

Time Warner Cable, Inc. (Time Warner). We also encounter competition from direct broadcast satellite systems, including Direct TV, Inc. (DirecTV) and Echostar Communications Corporation (Dish Networks) that transmit signals to small dish antennas owned by the end-user.

According to industry sources, as of November 2008, satellite television providers served approximately 32% of pay television customers in the United States; however, the satellite provider penetration in our markets is less. Competition from direct broadcast satellites could become significant as developments in technology increase satellite transmitter power and decrease the cost and size of equipment. Additionally, providers of direct broadcast satellites are not required to obtain local franchises or pay franchise fees. The Intellectual Property and Communications Omnibus Reform Act of 1999 permits satellite carriers to carry local television broadcast stations and is expected to enhance satellite carriers’ ability to compete with us for customers. As a result, we expect competition from these companies to increase.

Other television providers. Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. These competitors include local telephone companies and Internet content providers.

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

The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming and we may face increased competition from those companies. Several major local telephone companies, including AT&T, CenturyTel, Qwest Communications (Qwest) and Verizon, started to provide video services to homes.

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

Voice Services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, CenturyTel, Qwest and Verizon are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, Embarq (formerly Sprint) and Verizon. In addition, we compete with a variety of smaller, more regional, competitors that lease network components from AT&T, CenturyTel, Qwest or Verizon and focus on the commercial segment of our markets. Recent regulatory decisions have reduced the economic opportunity for many of these providers.

We expect to continue to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets.

We are anticipating an increase in the deployment of VoIP telephone services. Following years of development, VoIP has been deployed by a variety of service providers including the other Multiple System Operators (MSOs) that we compete against and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell Operating Companies (RBOCs). VoIP is essentially a data service and can be more feature-rich than traditional circuit-switched telephone service. The VoIP providers have differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions.

We believe that wireless telephone service is viewed by most consumers as a supplement to, and sometimes a replacement for, traditional telephone service. Wireless service is priced on a flat-rate or usage-sensitive basis and rates are decreasing quarterly. There is evidence to indicate that wireless is gaining consideration as a replacement service, and the rate differential between wireless and traditional telephone service is expected to decrease further and lead to more competition between providers of these two types of services.

Data Services

Competition for data services is rapidly growing in each of our markets, coming from cable television companies, incumbent local exchange carriers (ILECs) that provide dial-up and DSL services, and satellite and other wireless Internet access services. Some of our competitors benefit from greater experience, resources, marketing capabilities and name recognition. The incumbent cable television company in each of our markets currently offers high-speed Internet access services for both residential and business customers. The data offerings from the competitors include a range of services from DSL to gigabit Ethernet.

A large number of companies provide businesses and individuals with Internet access and a variety of supporting services. These companies can offer services over traditional telephone networks or broadband data networks. Our services are offered via pure and hybrid fiber network connections. Additional services include spam filtering, email, private web space, online storage, customizable news and entertainment content.

Bundled Services

Most of our competitors have deployed their own versions of the triple-play bundle in our markets. Comcast, Charter, Bright House, Mediacom, Midco and other MSOs have launched VoIP and thereby enabled their third service offering.

AT&T, CenturyTel, Qwest and Verizon initiated agreements/partnerships with satellite providers enabling their third service offering, video. AT&T (U-Verse), CenturyTel and Verizon (FiOS) have begun to provide video via their broadband networks. Thus far, only Verizon (FiOS) has deployed broadband video in one of our markets (a portion of Pinellas).

Knology believes that its emphasis on customer service must continue to be a strategic initiative, and the additional focus on technology and deploying broadband data applications is the way to retain and attract customers.

Legislation and Regulation

We operate in highly regulated industries and both our cable and telecommunications services are subject to regulation at the federal, state and local levels. Providers of Internet services generally are not subject to regulation. We are required to obtain and maintain local franchises, which is our primary authority to provide video services and to occupy and use the public rights-of-way to provide cable services. Knology has never had a franchise revoked and it has never been denied a franchise renewal. We believe that the conditions in our franchises are fairly typical for the industry, and we expect our franchises to be renewed by the relevant franchising authorities.

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

Implementation of the Communications Act of 1934, as amended, is an ongoing process at both the federal and state levels. Ongoing proceedings before the FCC and state regulators relate to interconnection access and pricing (including consideration of ILEC requests for “forbearance” from regulations governing their provision of broadband services), access to and pricing of special access services and other issues that could have a significant impact on our business and the business condition in the telecommunications industry generally. In addition, there are other proceedings relating to regulation of IP-based services, privacy, billing, universal service and other subsidy programs, intercarrier compensation, numbering and other issues that could have a significant impact on our business and business conditions in the communications industry generally. These and future proceedings at the federal and state levels may result in regulatory changes which would cause us to incur additional operating expenditures, reduce our revenues, negatively impact our growth, assist our competitors, or have some other material adverse effect upon our business. Regulation may change in response to judicial decisions, legislative initiatives and administrative orders, government policies, competition and technological developments. We can neither predict what impact, if any, such changes or proceedings may have on our business or results of operations nor can we guarantee that regulatory authorities will not raise material issues regarding our regulatory compliance.

Common carriers are exempt from regulation by the Federal Trade Commission (FTC). However, to the extent we provide non-common carrier services, including Internet access services and interconnected VoIP services, we may be subject to FTC jurisdiction, especially with respect to advertised claims regarding such services.

In addition, congressional efforts to rewrite the 1996 Act or enact other legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes adverse to our cable, telecommunications and Internet access businesses. We cannot predict the outcome of these legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business, results of operations and financial condition.

The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of relevant state and local laws. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Federal Regulation

Cable Television Consumer Protection and Competition Act of 1992. The Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, increased the regulation of the cable industry by imposing rules governing, among other things:

•	rates for tiers of cable video services;

•	access to programming by competitors of cable operators and restrictions on certain exclusivity arrangements by cable operators;

•	terms and conditions for the lease of cable channel space for commercial use by unaffiliated parties;

•	ownership of cable systems; and

•	mandating carriage of certain local television broadcast stations by cable systems and the right of television broadcast stations to withhold consent for cable systems to carry their stations.

The legislation also encouraged competition with existing cable television systems by:

•	allowing municipalities to own and operate their own cable television systems without a franchise;

•	preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system’s service area; and

•	prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

Telecommunications Act of 1996. The Telecommunications Act of 1996 (1996 Act) and the FCC rules implementing the 1996 Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The 1996 Act placed certain requirements on most ILECs to open their networks to competitors, permit interconnection with local competitors, unbundle certain network elements at state commission established prices, resell their services at a wholesale discount, exchange traffic with other carriers at rates that improve competitors’ margins, port numbers, provide dialing parity and permit other carriers to co-locate equipment on ILEC premises. Rural carriers may be exempt from these ILEC requirements, as currently is the case with our four ILEC subsidiaries, Interstate Telephone, Valley Telephone, Knology Community Telephone and Knology Total Communications.

The 1996 Act also permitted RBOCs under certain conditions to apply to the FCC for authority to provide long-distance services, which authority has now been approved throughout the RBOCs’ territories.

The 1996 Act also included significant changes in the regulation of cable operators. For example, the FCC’s authority to regulate the rates for “cable programming service” tiers, that is all tiers other than the lowest level “basic service tier,” of all cable operators expired on March 31, 1999. The legislation also repealed the anti-trafficking provisions of the 1992 Cable Act, eliminated mandatory franchising requirements and the payment of franchise fees for Open Video System (OVS) operators, allows cable operators to enter telecommunications markets, limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator and subjected cable operators to higher pole attachment rates when they also provide telecommunications over their facilities.

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

Rate regulation. The 1992 Cable Act authorized rate regulation for certain cable services and equipment. The Act eliminated oversight by the FCC and the community of all but the basic service tier and requires communities to certify with the FCC before regulating basic cable rates. Cable service rate regulation does not apply where a cable operator demonstrates to the FCC that it is subject to effective competition in the community. In 2008, the FCC clarified the method a cable operator may use to demonstrate effective competition by requiring the submission of more narrowly-focused subscriber data. The new requirement will become effective upon approval by the Office of Management and Budget. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation. Material changes in rate requirements may be considered in the future (such as mandatory a la carte pricing or themed-tier pricing), and if such changes are adopted, the profitability of our cable business could be adversely affected.

Ownership limits. In 2007, the FCC adopted an order setting the number of subscribers a cable operator may serve at 30 percent nationwide. The FCC also instituted a still-pending Further Notice of Proposed Rulemaking (“FNPRM”) seeking comments on key issues relating to the appropriate vertical ownership limits (the number of channels a cable operator may devote to its affiliated programming networks) and related cable and broadcast attribution rules. We are in compliance with the ownership limits. To the extent the FCC establishes new vertical limits, we believe we could demonstrate compliance with any such restrictions it is reasonably likely to adopt.

Program access. To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited from favoring those cable operators over competing distributors of multichannel video programming, such as satellite television operators and competitive cable operators such as us. The existing ban on these exclusive contracts will remain in place until October 5, 2012.

The Communications Act requires cable systems with 36 or more activated channels to permit third parties to lease a significant portion of the cable system’s channel capacity to provide programming that may compete with the cable system (“leased access channels”) and regulates various aspects, such as the rates and some terms and conditions, of the service. In 2007, the FCC established additional regulations regarding leased access channels and simultaneously instituted a new proceeding, which is still pending, to consider a revised rate methodology applying to programmers transmitting predominantly sales presentations or program length commercials. The 2007 order, which was appealed, has not yet taken effect, pending the outcome of petitions for reconsideration that are pending before the FCC and judicial review.

Carriage of broadcast television signals. The 1992 Cable Act established broadcast signal carriage requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable system to carry the station (must-carry) or whether to require the cable system to negotiate for consent to carry the station (retransmission consent). The most recent election by broadcasters became effective on January 1, 2009. For local, non-commercial stations, cable systems are subject to limited must-carry obligations but are not required to renegotiate for retransmission consent. For non-local stations, a cable system may have similar carriage or retransmission obligations depending on whether a station is commercial or non-commercial. Must-carry requests may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while retransmission consent elections may involve cable operator payments (or other concessions) to the programmer. We now carry most stations pursuant to retransmission consent agreements and pay fees for such consents or have agreed to carry additional services. We carry other stations pursuant to must-carry elections.

By statute, cable operators must make local broadcasters’ primary video and program-related material viewable by all of their subscribers. The FCC adopted rules to ensure all cable subscribers, including those with analog TV sets, can view broadcast television after the final transition to digital television occurs on June 12, 2009, which is the new date recently set by Congress following problems with the conversion equipment coupon program. Cable operators were given two options for compliance with the viewability requirements which extend to 2012 and the FCC has committed to review the requirements during the final year of this period. We expect to be able to comply with the viewability requirements but our implementation might be flawed, and circumstances outside our control may make it impossible for us to comply in a timely fashion, in which case we may be subject to investigations and potential fines and penalties.

All cable television systems must file a registration statement with the FCC and periodically file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including us, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed certain leakage indices risk sanctions including being prohibited from operating in those frequency bands.

Equal Employment Opportunity (EEO) rules and policies. The 1992 Cable Act established rules that prohibit employment discrimination by cable operators. To the extent the FCC conducts an audit of our EEO policies and practices, we believe that we could demonstrate compliance with the requirements.

Franchise authority. Cable television systems operate pursuant to franchises issued by franchising authorities (which are the states, cities, counties or political subdivisions in which a cable operator provides cable service). Franchising authority is premised upon the cable operator’s facilities crossing the public rights-of-way. Franchises must be nonexclusive. The terms of franchises, while variable, typically include requirements concerning service rates, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels, and channel capacity. Franchises often may be terminated, or penalties may be assessed, if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We hold cable franchises in all of the franchise areas in which we provide service. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. The Telecommunications Act of 1996 exempted those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements, although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services.

On December 20, 2006, the FCC established rules and provided guidance to implement Section 621(a)(1) of the Communications Act of 1934, prohibiting local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate the unreasonable barriers to entry into the cable market, and to encourage investment in broadband facilities, the Commission preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order should benefit us by facilitating our provision of cable service in a more expeditious manner subject to fewer requirements imposed by local franchising authorities. The decision also makes it easier for new competitors to provide video services in competition with us. The decision was upheld after judicial review in June of 2008. In 2007, the FCC adopted a second order concluding that many of the findings of the decision should be made applicable to existing cable franchisees. The second order is pending appeal before the United States Court of Appeals for the Sixth Circuit.

Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to Knology, states with new laws include Florida, Georgia, Iowa, South Carolina and Tennessee. These laws enable Knology to expand its operations more rapidly and with fewer government-imposed obligations. At the same time, they enable easier entry by other providers into Knology’s service territories.

Franchise renewal. Franchise renewal, or approval for the sale or transfer of a franchise, may involve the imposition of additional requirements not present in the initial franchise and although franchise renewal is not guaranteed, federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises generally have 10 to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authority. The 2006 FCC order discussed in the “Franchise authority” section above reduces the potential for unreasonable conditions being imposed during renewal.

Pole attachments. Federal law requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers (with the exception of ILECs) with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access is beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing of and terms of such access. Under federal law, utilities may charge telecommunications carriers (and cable operators providing both cable television service and telecommunications service, such as us) a different (often higher) rate for pole attachments than they charge cable operators providing solely cable service. Currently, 19 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which we operate, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator. In late 2007, the Commission initiated a rulemaking proceeding, which remains pending, to examine the pole attachment rate formula, specifically whether a single rate should apply to all attachers, if so, what that rate should be, and whether ILECs should be entitled to the same rate as other telecommunications service providers, among other matters. We cannot assess the impact, at this time, of the ultimate decision in this proceeding on our operations or businesses.

Access to and competition in multiple dwelling units by and among video operators. The FCC has preempted laws and rules that restrict occupants of multiple dwelling units from placing small satellite antennas on their balconies (or areas under the occupant’s exclusive use). The FCC’s action increases the ability of satellite television operators such as DirecTV to compete with us in certain multiple dwelling units. The order was appealed and is scheduled for oral argument early in 2009 before the U.S. Court of Appeals for the District of Columbia Circuit. Simultaneously with its order, the FCC started a new rulemaking to seek comment on whether the ban should be extended to other video service providers and other arrangements, such as bulk billing arrangements. That proceeding is pending.

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

Internet service. The FCC has rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. Although the FCC has indicated a clear preference for minimizing regulation of broadband services, future regulation of cable modem service by federal, state or local government entities remains possible. The future regulation of cable modem service could have a material adverse effect on our business, results of operations and financial condition. See also “Regulation of Telecommunications Services—Regulatory treatment of cable modem service” below.

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

Potential regulatory changes. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has seen constant change over the past decade. Material additional changes in the law and regulatory requirements, both those described above and others such as the regulatory fees we pay the FCC as a cable operator and wireless licensee, must be anticipated in the future, even if what those changes will be cannot be ascertained with any certainty at this time. Our business could be adversely affected by future regulations.

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Communications Act”), the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services.

As explained above, ILECs are subject to obligations (under Section 251(c) of the Communications Act) to open their networks to competitive access, including both unbundling and collocation obligations, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The Communications Act includes an exemption from Section 251(c) requirements for rural telephone companies, absent a finding by the appropriate state commission that the request is not unduly economically burdensome. Interstate Telephone, Valley Telephone, Knology Community Telephone, and Knology Total Communications are all rural telephone companies as defined by the Communications Act. With respect to these four companies, the relevant state commissions have determined that these companies qualify as rural ILECs and are exempt from the ILEC interconnection requirements under Section 251(c) of the Communications Act. In the event the circumstances upon which these determinations were based change in the future, these conclusions could be revisited and reversed, exposing the affected company to the ILEC interconnection, unbundling, wholesale discount, and/or collocation obligations.

Tariffs and detariffing. Several of our subsidiaries, Knology of Alabama, Inc.; Knology of Florida, Inc.; Knology of Georgia, Inc.; Knology of South Carolina, Inc.; and Knology of Tennessee, Inc.; PrairieWave Communications, Inc.; PrairieWave Telecommunications, Inc.; PrairieWave Black Hills, LLC; and Wiregrass Telecom, Inc. are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance carrier services and competitive local exchange carrier (CLEC) services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general requirements that they be just, reasonable, and nondiscriminatory.

For all our companies, except in very limited circumstances, we must post standard rates, terms, and conditions on the Internet and negotiate and/or execute individual agreements with each of our customers to cover the rates, terms and conditions for our provision of interstate and international interexchange services, including limitations on liability. The FCC’s mandatory detariffing regime affecting these services has no impact on our tariffs for intrastate services, nor does it affect the federal access charge tariff system. It is uncertain whether we will be able to execute individual agreements with each of our long-distance customers on favorable terms going forward, whether the additional costs of having to comply with this regime will have an adverse effect on our revenues, and whether carrier protections such as limitations on liability contained in our Internet posting will be enforceable in the absence of a tariff.

Our interstate access services are tariffed and fall within FCC-established benchmarks for such services. While we do not know what the FCC will ultimately decide in its intercarrier compensation proceeding (see “—Intercarrier compensation for transport and termination,” below), we can be expected to face continued “downward pressure” on our switched access rates in the future.

Interstate Telephone, Valley Telephone, Knology Community Telephone, and Knology Total Communications are regulated by the FCC as dominant carriers in the provision of interstate switched access services. These four companies must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Each has filed its own tariff or concurred in the tariffs filed by the National Exchange Carrier Association.

Interconnection. The Telecommunications Act of 1996 established a national policy to foster the development of local telephone competition. This Act preempts laws that prohibit competition for local telephone services and establishes requirements and standards for local network interconnection, unbundling of network elements, and resale. The Telecommunications Act of 1996 also requires ILECs to enter into mutual compensation arrangements with CLECS for transport and termination of local calls on each other’s networks, which are overseen by the states. A majority of the federal circuit courts of appeals, including the Court of Appeals for the Eleventh Circuit (which covers many of our markets), have concluded that the states possess such authority.

We have state-commission approved local interconnection agreements with AT&T (formerly BellSouth), CenturyTel, Embarq (formerly Sprint), Qwest, and Verizon for, among other things, the transport and termination of local telephone traffic. These arrangements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection arrangements with incumbent local carriers under which we operate today will be available in the future.

Intercarrier compensation for transport and termination. The FCC has concluded that calls to Internet service providers are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Communications Act. ISP-bound traffic is being exchanged at a rate generally lower than other reciprocal compensation traffic. Except for PrairieWave, under our interconnection agreements, we exchange local traffic with incumbent carriers on a bill-and-keep basis (in which no compensation is actually paid). The PrairieWave/Qwest agreement specifies a rate for, and the payment of, reciprocal compensation.

The FCC has a pending rulemaking to consider comprehensive rewrite of the rules concerning intercarrier compensation, including access charges and the transport and termination of IP-enabled traffic (see “—Regulatory treatment of voice over Internet Protocol (IP) services” below). Any future FCC decision in this proceeding or any other involving intercarrier compensation may materially impact the amounts that we both pay and receive from all carriers with whom we are interconnected, whether directly or indirectly.

Number portability. All providers of telecommunications services, as well as providers of interconnected Voice over Internet Protocol (VoIP) service, must offer service provider local number portability, which the FCC has defined as the ability of end users to retain, at the same location, existing telephone numbers when switching local telephone companies without impairment of quality, reliability or convenience. Although number portability generally benefits our CLEC operations, it represents a burden to Valley Telephone, Interstate Telephone, Knology Community Telephone, and Knology Total Communications. Moreover, wireline-to-wireless number portability may have an adverse impact on all wireline carriers because end users may port more numbers from wireline to wireless carriers than vice versa. Any changes to regulations regarding the recovery of number portability costs would likely shift costs from ILECs to their competitors, which could have an overall adverse effect on our business.

Universal service. The federal Universal Service Fund (“FUSF”) is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international telecommunications revenues to the FUSF. The FCC devises a quarterly contribution factor to determine payments to the fund; the contribution factor for the fourth quarter of 2008 was 11.4%. The contribution rate is reviewed quarterly and may increase, which would increase our contributions to the Fund. We may choose to recover the cost of the contributions and administrative expenses associated with the program subject to certain limitations.

The FCC and Congress are currently reviewing the manner in which carriers contribute to the FUSF and how the funds are distributed. Such changes could increase the amount of our contribution payments and adversely affect any funds we receive; negatively impact our business, gross profits, cash flows and financial conditions; and affect our abilities, or the opportunities for our qualified customers, to apply for and receive universal service funding.

Regulatory treatment of voice over Internet Protocol (IP) services. Currently, the FCC and state regulators do not treat most IP-enabled services, including those offering real time voice transmissions, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory burdens or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. However, in March 2004, the FCC initiated a rulemaking proceeding to examine issues relating to IP-enabled services, including VoIP services. Although we cannot predict when or if the FCC will issue a final decision in this proceeding, the FCC has issued subsequent decisions that address on a piecemeal basis certain issues identified in the rulemaking. It is not clear whether future decisions from the FCC will clarify the extent to which it intends to assert exclusive jurisdiction over VoIP and other IP-enabled services. The FCC currently has before it a series of petitions for declaratory rulings requesting clarification on which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers (LECs) can be subject to access charges, and whether intermediate, terminating LECs can rely on certification by their customers that traffic is enhanced services traffic in making decisions regarding the routing of an intercarrier compensation for access traffic and other issues. (See also “– Forbearance and other relief to dominant carriers” below) Decisions and regulations adopted in these and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation, and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, cooperation with law enforcement, licensing and 911 emergency access, may be subject to federal or state regulation. Compliance with these and other regulations the FCC may adopt regarding the treatment of VoIP services could increase our costs of providing service. Such changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from other communications companies could increase our costs of providing service.

Forbearance and other relief to dominant carriers. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions that make the regulations unnecessary are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the relative flexibility of our major competitors. For example, over the past several years the FCC has granted AT&T, Embarq, Frontier and Qwest forbearance from dominant carrier tariff filing, cost support, discontinuance, domestic transfer of control and

Computer Inquiry requirements for certain broadband services. These services include frame relay services, ATM services, LAN services, Ethernet-based services, video transmission services, optical network services, and wave-based services. Previously, the FCC had permitted a petition by Verizon seeking similar regulatory relief to take effect by operation of law, a result upheld on judicial review. An appeal of the orders granting forbearance to AT&T, Frontier, and Embarq is pending in the U.S. Court of Appeals for the D.C. Circuit and a decision is expected by mid-2009. As a result of these grants of forbearance, our costs (and those of our competitors) of purchasing broadband services from these carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed “commercial agreements” may become less favorable and we may not be able to purchase these services from alternative vendors. Changes to the rates, terms and conditions under which we purchase broadband services may increase our costs and, thus, may have a material adverse effect on our business, results of operations, and financial condition.

The FCC, in December 2007, denied a petition by Verizon seeking forbearance from unbundling and other ILEC obligations in six of its largest markets. A similar request by Qwest involving four of its largest markets was denied in July 2008. Appeals of both decisions are pending before the U.S. Court of Appeals for the D.C. Circuit and a decision in the Verizon case is expected in the first quarter of 2009. Verizon has filed new petitions seeking forbearance from the same regulatory obligations for two of the markets for which forbearance was denied in December 2007. These petitions must be acted on by mid-2009. While we expect the major ILECs to continue to file similar petitions covering other markets, AT&T, the ILEC in a majority of our markets, committed not to seek additional forbearance with respect to any of its markets prior to June 29, 2010, as a condition to FCC approval of its merger with BellSouth.

In November 2007, in response to a petition for rulemaking filed by a group of competitive carriers, the Commission launched a proceeding to address the procedures it uses to handle forbearance requests. It is unclear at this point whether the FCC will adopt new procedural rules and, if it does, whether the new procedures will make it easier or more difficult for our largest competitors to obtain regulatory relief.

In 2007, Qwest, AT&T, Verizon, and Embarq were granted non-dominant status in their provision of interexchange or long distance services. In addition, the RBOCs were relieved of their obligation to offer long-distance services through a separate affiliate. Further, in 2008, AT&T, Qwest, and Verizon gained forbearance from certain cost assignment and ARMIS reporting rules. As a result of these de-regulatory measures, ILECs may be able to compete against our services more aggressively.

In October 2007, Feature Group IP filed a petition seeking forbearance from the application of FCC access charge rules to voice-embedded Internet-based communications services. In January 2009, the FCC denied the petition on procedural grounds, finding that the outcome sought by Feature Group IP would not result from a grant of forbearance. In January 2008, Embarq filed a petition requesting forbearance from enforcement of the access charge exemption for IP-enabled voice calls terminated to the public switched network. The Embarq petition must be acted on by early April 2009.

Regulatory treatment of cable modem services. The FCC classifies cable modem services that do not contain a separate telecommunications service offering as “information services.” As a result, cable modem providers are not required to comply with common carrier telecommunications obligations. However, the Commission could decide to apply common carrier-like obligations using its authority under Title I of the Communications Act. However, we have offered, and will likely continue to offer, access to our network on a wholesale basis. Notwithstanding the determination that cable modem services are “information services,” the FCC could decide to impose certain common carrier obligations on providers of cable modem service under its Title I Ancillary Jurisdiction. Currently, the FCC has an open proceeding to determine whether to impose universal service contribution obligations and other consumer oriented regulations, as well as local franchise and right-of-way requirements. If imposed, these obligations and requirements would likely increase the costs of providing cable modem service.

Access to, and competition in, multiple tenant properties by and among telecommunications carriers. The FCC has prohibited telecommunications carriers from entering into exclusive access agreements with building owners or managers in both commercial and residential multi-tenant environments. The FCC has also adopted rules requiring utilities (including LECs) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings, campuses, etc.) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to our provision of telecommunications services.

Customer proprietary network information. FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. Certain states have also adopted state-specific CPNI rules. The FCC’s rules require carriers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that its policies and procedures ensure compliance. We filed our most recent compliance certificate with the FCC on February 27, 2009, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether additional security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

Communications Assistance for Law Enforcement Act (CALEA). CALEA requires communications providers to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, reserve a sufficient number of circuits for use by law enforcement officials in executing lawful electronic surveillance and adopt and adhere to specific system security policies and record keeping requirements. In 2005, the FCC concluded that CALEA also applies to facilities-based broadband Internet access providers and providers of interconnected VoIP. As a network operator, we are subject to these requirements.

Additional requirements. The FCC imposes additional obligations on all telecommunications carriers to which we are subject, including obligations to:

•	interconnect, directly or indirectly, with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

•	ensure that their services are accessible and usable by persons with disabilities;

•	present bills to customers in a manner that is clear and not misleading;

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

Alabama, Georgia, Florida, Iowa, Minnesota, South Carolina, South Dakota, and Tennessee each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in each of these states. As a condition of providing intrastate telecommunications services, we are required, depending upon specific state requirements, among other things, to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services; to comply with state regulatory reporting, tax and fee obligations, including contributions to state-administered universal service funds; and to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers, and content of customer bills), complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can take enforcement action against carriers for failure to comply with state laws or the rules, regulations and policies of the state. As we expand our telecommunications services into new states, we will likely be required to obtain certificates of authority to operate, and be subject to similar ongoing regulatory requirements, in those states as well. We are certificated in all states where we currently have operations and certification is required. We cannot be sure that we will retain such certifications or receive authorization for markets in which we expect to operate in the future.

A number of state regulatory commissions are reviewing the rules governing the amount a CLEC may charge for intrastate switched access services. The result of any such proceedings could require us to reduce our current rates for intrastate access to a level at or below the ILEC carrier’s rates or in the alternative, to file cost-studies in a rate proceeding at the applicable state commission. Such developments would require us to reduce rates and revenues or to expend additional funds to develop and file cost studies in order to attempt to secure state approval to maintain higher access charge rates, and either of which could result in a material adverse effect on our business, results of operations and financial condition.

In addition, the states are involved in the determinations under the Telecommunications Act of 1996 of whether we are eligible to receive funds from the federal universal service fund. They also possess authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the LEC, and to arbitrate disputes arising in negotiations for interconnection. The states also have jurisdiction over whether Interstate Telephone, Valley Telephone, Knology Community Telephone, and Knology Total Communications will continue to be subject to exemptions as rural carriers from the ILEC obligations under Section 251(c) of the Communications Act.

Interstate Telephone, Valley Telephone, Knology Community Telephone, and Knology Total Communications are subject to additional requirements under state law, including rate regulation and quality of service requirements. These companies, with the exception of Knology Community Telephone, have limited ability to raise rates for intrastate telephone services. Knology Community Telephone, in South Dakota, Minnesota, and Iowa, is largely limited to ensuring that its rates are non-discriminatory.

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

Local Telecommunications Regulation

In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Municipalities that do not currently impose fees on providers of telecommunications services might seek to impose them in the future, and after the expiration of our existing franchises, fees could increase. Under the Telecommunications Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. We believe that the provisions of the Telecommunications Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service would be construed to limit any action by a local government requiring us to remove or abandon our facilities involuntarily or deny a telecommunications franchise or removal, but there is no guarantee that these provisions would be construed in our favor.

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

Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions and the maintenance of insurance and indemnity bonds.

As of December 31, 2008, Knology held approximately 100 cable franchises. We are currently in the process of renegotiating one of our existing franchises in Huntsville, Alabama. Knology has never had a franchise revoked and it has never been denied a franchise renewal. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television services. Our franchises generally have 10 to 15 year terms, and we expect our franchises to be renewed by the relevant franchising authorities.

Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act of 1934, as amended and the corresponding regulations of the FCC. As discussed in the “Legislation and Regulation” section above, the FCC has taken recent steps toward streamlining the franchising process. See “Legislation and Regulation—Regulation of Cable Services” above.

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

Employees

At December 31, 2008 we had 1,663 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2008, we had an accumulated deficit of $623.0 million. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve and maintain operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to expand our business.

As of December 31, 2008, we had working capital of $25.7 million. If we expand our build out in existing or new markets, it will have to be funded by cash flow from operations or from additional financings. Because of our substantial indebtedness and adverse changes in the capital markets, our ability to raise additional capital on a timely basis and with acceptable terms or at all is uncertain, and our ability to make distributions or payments is subject to availability of funds and restrictions under our debt instruments and under applicable law. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2008, we had approximately $621.5 million of outstanding indebtedness, including accrued interest, and our stockholders’ deficit was $56.5 million. We pay interest in cash on our credit facilities. Our level of indebtedness could adversely affect our business in a number of ways, including:

•	we may have to dedicate a significant amount of our available funding and cash flow from operating activities to the payment of interest and the repayment of principal on outstanding indebtedness;

•

depending on the levels of our outstanding debt and the terms of our debt agreements, we may have trouble obtaining future financing for working capital, capital expenditures, general corporate and other purposes, especially given the current volatility and disruption in the capital and credit markets and the deterioration of general economic conditions;

•	high levels of indebtedness may limit our flexibility in planning for or reacting to changes in our business; and

•	increases in our outstanding indebtedness and leverage will make us more vulnerable to adverse changes in general economic and industry conditions, as well as to competitive pressure.

We may not be able to make future principal and interest payments on our indebtedness.

We currently generate sufficient cash flow from operating activities to service our indebtedness. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. It is difficult to assess the impact that the general economic downturn and recent turmoil in the capital and credit markets will have on future operations and financial results. We believe that the general economic downturn could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. If we cannot grow and generate sufficient cash flow from operating activities to service our debt payments, we may be required, among other things to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our debt;

•	sell selected assets; or

•	reduce or delay planned capital expenditures.

These measures may not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all, especially given the recent volatility and disruption in the capital and credit markets and the deterioration of general economic conditions in the United States.

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

Weakening economic conditions may have a negative impact on our results of operations and financial condition.

During 2008, the global financial markets were in turmoil, and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our video, voice or data services. This risk may be worsened by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. If these economic conditions continue to deteriorate, the growth of our business and results of operations may be adversely affected.

The soundness of financial institutions could adversely affect us.

Our ability to borrow under our credit facilities and to engage in other routine funding transactions could be adversely affected by the actions and commercial soundness of financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different counterparties, and we execute transactions with counterparties in the financial services industry, including commercial banks, investment banks and other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could affect our liquidity or lead to losses or defaults by us.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn. Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased. The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we delegate certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our cash flow, results of operation and financial condition.

We may not be able to integrate acquired businesses successfully.

Our future growth and profitability will depend in part on the success of integrating acquired operations into our operations. Our ability to successfully integrate such operations will depend on a number of factors, including our ability to devote adequate personnel to the integration process while still managing our current operations effectively. We may experience difficulties in integrating the acquired businesses, which could increase our costs or adversely impact our ability to operate our business.

Future acquisitions and joint ventures could strain our business and resources.

If we acquire existing companies or networks or enter into joint ventures, we may:

•	miscalculate the value of the acquired company or joint venture;

•	divert resources and management time;

•	experience difficulties in integrating the acquired business or joint venture with our operations;

•	experience relationship issues, such as with customers, employees and suppliers as a result of changes in management;

•	incur additional liabilities or obligations as a result of the acquisition or joint venture; and

•	assume additional financial burdens or dilution in connection with the transaction.

Additionally, ongoing consolidation in our industry may reduce the number of attractive acquisition targets.

The demand for our bundled broadband communications services may be lower than we expect.

The demand for video, voice and data services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect. Our ability to generate revenue will suffer if the markets for the services we offer, including voice and data services, fail to develop, grow more slowly than anticipated or become saturated with competitors.

Competition from other providers of video services could adversely affect our results of operations.

To be successful, we will need to retain our existing video customers and attract video customers away from our competitors. Some of our competitors have advantages over us, such as long-standing customer relationships, larger networks, and greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in cable television and in the telecommunications industry as a whole, as well as changes in the regulatory environment facilitating entry for additional providers of video service, may result in the emergence of significant new competitors for us. In providing video service, we currently compete with Bright House, Charter, Comcast, Mediacom, Midco and Time Warner. We also compete with satellite television providers, including DirecTV and Echostar. Legislation now allows satellite television providers to offer local broadcast television stations. This may reduce our current advantage over satellite television providers and our ability to attract and maintain customers.

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

In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets. AT&T, CenturyTel, Qwest and Verizon are the primary ILECs in our targeted region. They offer both local and long-distance services in our markets and are particularly strong competitors. To succeed, we must also attract customers away from other telephone companies, such as CLECs and VoIP service providers. In the future, we may face other competitors, such as cable television service operators offering telephone services with Internet-based telephony. Cable operators offering voice services in our markets increase competition for our bundled services.

Competition from other providers of data services could adversely affect our results of operations.

Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have advantages over us, such as greater experience, resources, marketing capabilities and name recognition. In providing data services, we compete with:

•	local telephone companies that provide dial-up and DSL services;

•	providers of wireless or satellite-based Internet access services; and

•	cable television companies.

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

Programming has been our largest single operating expense and we expect this to continue. In recent years, the cable industry has experienced rapid increases in the cost of programming, particularly sports programming. Further, local commercial television broadcast stations are beginning to charge retransmission fees, similar to fees charged by other program providers. Our relatively small base of subscribers limits our ability to negotiate lower programming costs. We expect these increases to continue, and we may not be able to pass our programming cost increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. Any inability to pass programming cost increases on to our customers would have an adverse impact on our gross profit. See “Item 1. Business—Legislation and Regulation—Regulation of Cable Services” for more information.

Programming exclusivity in favor of our competitors could adversely affect the demand for our video services.

We obtain our programming by entering into contracts or arrangements with programming suppliers. A programming supplier could enter into an exclusive arrangement with one of our video competitors that could create a competitive advantage for that competitor by restricting our access to this programming. If our ability to offer popular programming on our cable television systems is restricted by exclusive arrangements between our competitors and programming suppliers, the demand for our video services may be adversely affected and our cost to obtain programming may increase. See “Item 1. Business—Legislation and Regulation—Regulation of Cable Services—Program access” for more information.

The rates we pay for pole attachments may increase significantly.

The rates we must pay utility companies for space on their utility poles is the subject of frequent disputes. If the rates we pay for pole attachments were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with video and telecommunications service providers who do not require, or who are less dependent upon, pole attachments, such as satellite providers and wireless voice service providers. See “Item 1. Business—Legislation and Regulation—Regulation of Cable Services—Pole attachments” for more information.

Loss of interconnection arrangements could impair our telephone service.

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to AT&T’s telephone network under a nine-state interconnection agreement, which expires on December 16, 2010. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida. The initial term of this agreement expired on November 19, 2008. However, the agreement has provisions allowing it to continue in effect after the initial term until a new agreement is executed. Knology notified Verizon of its intent to continue operating under the existing agreement in November 2008. If the AT&T and Verizon agreements are terminated or not renewed, we could be adversely affected and our interconnection arrangements could be on terms less favorable than those we receive currently.

It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation, including potential forbearance from federal regulation enforcing these carriers’ statutory obligations, which could have a negative impact on our interconnection agreements with AT&T and Verizon. It is also possible that further amendments to the Communications Act of 1934 may be enacted which could have a negative impact on our interconnection agreements with AT&T and Verizon. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state public service commission and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services we have obtained and may seek to obtain under these agreements, which could adversely affect our business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

We could be negatively impacted by future interpretation or implementation of regulations.

The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act of 1934, the Telecommunications Act of 1996 and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and implementation. Regulations that enhance the ability of certain classes of our competitors, or interpretation of existing regulations to the same effect, would adversely affect our competitive position. It is also possible that further amendments to the Communications Act of 1934 and state statutes to which we or our competitors are subject may be enacted. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations, and interpretations and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

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

Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. To date, the state of the law is uncertain and may remain so for some time. We may become subject to future obligations to pay local rights-of-way fees that are excessive or discriminatory.

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Recent FCC decisions facilitate competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors and lessen some of the burdens that can be imposed upon incumbent cable operators with which we ourselves compete. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints, by local ordinance or as part of the process of granting or renewing a franchise, on the construction of our network. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law but which could increase our expenses in operating our business. See “Item 1. Business—Legislation and Regulation” for more information.

We may not be able to obtain telephone numbers for new voice customers in a timely manner.

In providing voice services, we rely on access to numbering resources in order to provide our customers with telephone numbers. A shortage of or a delay in obtaining new numbers from numbering administrators, as has sometimes been the case for LECs in the recent past, could adversely affect our ability to expand into new markets or enlarge our market share in existing markets.

We may encounter difficulties in implementing and developing new technologies.

We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as video-on-demand, subscriber video-on-demand, digital video recording, interactive television, IP Centrex services and pure fiber network services. However, existing and future technological implementations and developments may allow new competitors to emerge, reduce our network’s competitiveness or require expensive and time-consuming upgrades or additional equipment, which may also require the write-down of existing equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

We may encounter difficulties expanding into additional markets.

To expand into additional cities, we will have to obtain pole attachment agreements, construction permits, telephone numbers and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. We may face legal or similar resistance from competitors who are already in markets we wish to enter. These difficulties could significantly harm or delay the development of our business in new markets. See “Item 1. Business—Legislation and Regulation—Regulation of Cable Services—Program access” for more information.

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

We provide our services to areas in Alabama, Florida, Georgia, Iowa, Minnesota, South Carolina, South Dakota and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and the Southeastern or Midwestern United States in particular, could affect all of our markets and adversely affect our business and results of operations.

Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

Risks Related to Relationships with Stockholders, Affiliates and Related Parties

A small number of stockholders control a significant portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of February 28, 2009, Farallon Capital Management, LLC, our largest stockholder, owned approximately 13.9% of our common stock. Donald W. Burton, a member of our board of directors, owned or controlled approximately 13.2% of our common stock, including shares owned by The Burton Partnerships, of which Donald W. Burton is a general partner. Rodger L. Johnson, the Company’s CEO and Chairman of the Board, owned approximately 2.5% of our common stock. Campbell B. Lanier, III, another member of our board of directors, and members of Mr. Lanier’s immediate family owned approximately 2.3% of our common stock. As a result, these stockholders have significant voting power with respect to the ability to:

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

As of February 28, 2009, we had 35,784,183 shares of common stock outstanding. We also had outstanding on that date options to purchase 3,938,635 shares of common stock and warrants to purchase 1,000,000 shares of common stock. Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years, including the decline in the stock market in 2008-2009, that have significantly affected the value of securities of many companies. These changes often appear to occur without regard to specific operating performance. The value of our common stock could increase or decrease based on change of this type, and the value of our common stock has declined significantly since the third quarter of 2008. These fluctuations could materially reduce the value of our stock. Fluctuations in the value of our stock will also affect the value of our outstanding warrants and options, which may adversely affect stockholders’ equity, net income or both.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We have assets in Alabama, Florida, Georgia, Iowa, Minnesota, South Carolina, South Dakota and Tennessee. Our primary assets consist of voice, video and data distribution plant and equipment, including voice switching equipment, data receiving equipment, data decoding equipment, data encoding equipment, headend reception facilities, distribution systems and customer premise equipment.

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

Market Information

Our common stock has traded on the Nasdaq Global Market under the ticker symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the Nasdaq Global Market for the period from January 1, 2007 through December 31, 2008.

	High	Low
2008
Fourth Quarter	$8.03	$3.70
Third Quarter	$12.10	$8.00
Second Quarter	$15.87	$10.84
First Quarter	$13.89	$8.47

2007
Fourth Quarter	$17.16	$11.12
Third Quarter	$18.22	$12.88
Second Quarter	$19.73	$16.04
First Quarter	$15.83	$10.38

Holders

As of February 28, 2009, there were approximately 388 stockholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the upgrade and expansion of our operations. Future declarations and payments of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors our board of directors deems relevant. From its issuance in May 2005 until its conversion to common stock in June 2006, we accrued dividends on our Series AA preferred stock at an 8% annual rate, which could have been paid in cash or additional shares of the Series AA preferred stock. However, pursuant to the restrictions of our credit agreements, we were prohibited from paying dividends in cash other than cash in lieu of fractional shares. During the years ended December 31, 2008, 2007 and 2006, respectively, we issued zero, zero, and 216,621 shares of Series AA preferred stock as dividends.

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

The following graph and table set forth our cumulative total stockholder return as compared to the NASDAQ Composite Index and the NASDAQ Telecommunications Index since the close of business on December 31, 2003. This graph assumes that $100 was invested on December 31, 2003 and assumes reinvestment of all dividends.

	Cumulative Total Return
As of December 31:	2003	2004	2005	2006	2007	2008
Knology, Inc.	$100.00	$43.19	$42.52	$117.83	$141.53	$57.14
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Telecommunications	100.00	106.64	103.00	113.01	134.97	78.22

There have been no recent sales of unregistered securities. Additionally, we did not repurchase any shares of our common stock during the fourth quarter ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. The data include operating results from PrairieWave (acquired in April 2007) and Graceba (acquired in January 2008).

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share)
Statement of Operations Data:
Operating revenues	$211,458	$230,857	$258,991	$347,652	$410,230
Operating expenses:
Direct costs	64,266	69,616	75,497	104,060	123,663
Selling, general and administrative (a)	114,143	113,529	116,191	138,509	151,724
Depreciation and amortization	74,163	74,490	68,189	85,776	95,375
Capital markets activity	880	62	1,623	219	0
Asset impairment and severance	0	334	0	0	0
Non-cash stock compensation	3,625	2,101	2,025	2,799	4,640
Litigation fees	377	46	0	0	0

Total operating expenses	257,454	260,178	263,525	331,363	375,402

Operating income (loss)	(45,996)	(29,321)	(4,534)	16,289	34,828
Interest expense, net	(30,342)	(33,645)	(33,722)	(40,622)	(46,586)
Loss on debt extinguishment	0	(544)	0	(27,375)	0
Gain (loss) on interest rate derivative instrument	0	267	(63)	(758)	0
Gain (loss) on adjustments of warrants to market	535	37	(464)	(262)	0
Other income (expense), net	133	(12)	25	(53)	(367)

Loss from continuing operations	(75,670)	(63,218)	(38,758)	(52,781)	(12,125)
Income from discontinued operations	106	8,404	0	8,863	0

Net loss	(75,564)	(54,814)	(38,758)	(43,918)	(12,125)
Preferred stock dividends	0	(588)	(747)	0	0

Net loss attributable to common stockholders	$(75,564)	$(55,402)	$(39,505)	$(43,918)	$(12,125)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(3.20)	$(2.69)	$(1.41)	$(1.51)	$(0.34)
Basic and diluted net loss per share attributable to common stockholders	$(3.19)	$(2.33)	$(1.41)	$(1.25)	$(0.34)
Other Financial Data:
Capital expenditures	$63,592	$31,613	$27,821	$45,792	$46,349
Cash provided by operating activities	22,263	18,818	30,543	57,507	79,977
Cash used in investing activities	(40,941)	(5,555)	(26,028)	(293,073)	(121,542)
Cash provided by (used in) financing activities	4,185	(7,162)	(5,121)	270,437	52,479

(a)	excludes asset impairment and severance, non-cash stock compensation and litigation fees, each shown separately in this table

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Net working capital	$3,201	$(14,235)	$(9,670)	$6,810	$25,675
Property and equipment, net	326,499	285,638	243,831	403,476	379,710
Total assets	418,587	375,534	336,561	601,437	643,418
Noncurrent liabilities	286,888	271,167	271,301	562,938	632,690
Total liabilities	333,924	322,172	319,188	636,387	699,875
Accumulated deficit	(473,420)	(528,234)	(566,992)	(610,910)	(623,035)
Total stockholders’ equity (deficit)	86,269	33,511	17,373	(34,950)	(56,457)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the southeastern United States, as well as two markets in South Dakota. We provide a full suite of video, voice and data services in Huntsville, Montgomery and Dothan, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee; and Rapid City and Sioux Falls, South Dakota, as well as portions of Minnesota and Iowa. Our primary business is the delivery of bundled communication services over our own network. In addition to our bundled package offerings, we sell these services on an unbundled basis.

We have built our business through:

•	construction and expansion of our broadband network to offer integrated video, voice and data services;

•	organic growth of connections through increased penetration of services to new marketable homes and our existing customer base, along with new service offerings;

•	upgrades of acquired networks to introduce expanded broadband services, including bundled video, voice and data services; and

•	acquisitions of other broadband systems;

The following discussion includes details, highlights and insight into our consolidated financial condition and results of operations, including recent business developments, critical accounting policies, estimates used in preparing the financial statements and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” and our consolidated financial statements and related notes, and other financial data elsewhere in this annual report.

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

In January 2008, we completed the $75 million acquisition of Graceba Total Communications Group, Inc., which has delivered significant increases in key operating and financial metrics as well as being free cash flow accretive. The transaction was funded by a $59 million add-on financing to our existing credit facility and $16 million from available cash.

Current Economic Conditions

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn. Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased. The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we delegate certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely.

We believe the current economic conditions may impact the rate of organic growth in our business compared to previous years. However, we believe that our strategy of operating in secondary and tertiary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We also believe that the highly bundled profile of our customer base (about 80% of our customers take two or three of our services) and our companywide focus on customer service create added customer loyalty. Further, we believe that services such as cable television and high-speed Internet become more valuable as consumers spend more time at home and reduce discretionary spending during the current economic downturn.

Critical Accounting Estimates

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2007 and 2008, the net carrying amount of our property, plant and equipment was approximately $403.5 million, 67% of total assets, and $379.7 million, 59% of total assets, respectively. Total capital expenditures for the years ended December 31, 2006, 2007 and 2008 were approximately $27.8 million, $45.8 million and $46.3 million, respectively.

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

In accordance with paragraph 30 of SFAS No. 142, we identified each separate geographic operating unit for goodwill impairment testing purposes. These geographic operating units meet the paragraph 30 requirements to be reporting units as they are businesses (and legal entities) in which separate internal financial statements are prepared, including a balance sheet, statement of operations and a statement of cash flows. These geographic operating units are our markets as set forth under “Item 1. Business—Markets”. Also, management evaluates the business and measures operating performance on a geographic operating unit basis.

The geographic operating units shown in the table on the next page represent all the operating units with goodwill on their balance sheets. Goodwill is subject to periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. We have adopted January 1 as the calculation date and have evaluated these assets as of January 1, 2009, and no impairment was identified. Based on the results of the test, we recorded no impairment loss to our goodwill as of January 1, 2007, 2008 and 2009.

Our discounted cash flow calculation is based on a five year projection, with a terminal value applied to the cash flow of the fifth year. We believe the discounted cash flow methodology utilizing a terminal value is the most meaningful valuation method because businesses like ours in the cable industry sector are generally valued based on a multiple of cash flow. The discount rate of 12% is based on our weighted average cost of capital. Our cash flow projections include a growth factor of 5% year over year and a terminal multiple factor of 7.5 applied to the fifth year cash flow projection. Our cash flow growth factor is based on historical organic growth rates, discounted from our growth rates before the current economic downturn. It includes our expectation for continued annual pricing increases to our customers and continued growth in our residential and business video, voice and data connections. Our terminal multiple factor of 7.5 is based on the most recent merger and acquisition transactions in our sector (before capital markets effectively shut down) as well as historical valuation multiples of companies in the cable industry.

We could record impairment charges in the future if there are long-term changes in market conditions, expected future operating results or federal or state regulations that prevent us from recovering the carrying value of goodwill. For example, we believe a slowdown in the economy impacted our operating results during 2008. Assumptions made about the continuation of these market conditions on a longer-term basis could impact the valuations to be used in the January 1, 2010 annual impairment test and result in a reduction of fair values from those determined in the January 1, 2009 annual impairment test. Such assumptions and fair values will not be determined until the annual impairment test is performed. The following table shows the net carrying value of goodwill as of December 31, 2008 and illustrates the hypothetical impairment charge related to changes in our discounted cash flows (i.e., fair value) from any combination of adjustments to key assumptions at our last annual impairment test date.

	Net Carrying Value	Percent Hypothetical Reduction in Fair Value and Related Impairment Charge
(in millions)		10%	15%	20%	25%
Columbus	$2.8	$—	$—	$—	$—
Dothan	48.0	—	—	(1)	(6)
Montgomery	3.2	—	—	—	—
Panama City	2.1	—	—	—	—
Rapid City	25.9	—	—	—	—
Sioux Falls	31.9	—	—	—	—
West Point	32.7	—	—	—	—

	$146.6	$—	$—	$(1)	$(6)

Fair Value Measurements. Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”), defines fair value and establishes a framework for measuring fair value. Statement 157 does not prescribe when fair value measurements are required, but does put forth guidance as to how fair value is to be measured. We adopted the provisions of Statement 157 with respect to fair value measurements of financial instruments effective January 1, 2008.

We record interest rate swaps in our consolidated balance sheet at fair value on a recurring basis. Statement 157 provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels.

•

Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We currently have no Level 1 financial instrument assets or liabilities.

•

Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use a discounted cash flow analysis of the implied yield curves to value our interest rate swaps. We also consider our credit risk and counterparty credit risk in estimating the fair value of our financial instruments. While these inputs are observable, they are not all quoted market prices, so the fair values of our financial instruments fall in Level 2. As of December 31, 2008, the carrying value of our financial instrument liabilities was $28.6 million.

•	Level 3 inputs are unobservable inputs for an asset or liability. We currently have no Level 3 financial instrument assets or liabilities.

Significant and subjective estimates. The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. On an ongoing basis, we evaluate our estimates, including those related to our ability to collect accounts receivable, valuation of investments, valuation of stock based compensation, recoverability of goodwill and intangible assets, income taxes and contingencies. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our consolidated financial statements and related notes thereto included elsewhere in this annual report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to basic video services. Further, business customers primarily take voice and data services, with relatively smaller amounts of video products. On the other hand, we believe some of our phone customers, especially customers who are only taking our voice product, are moving to alternative voice products (e.g., mobile phones). As a result of these various factors, we expect that our data connections will grow the fastest and that voice connections will benefit from our growing commercial business.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for basic, expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.4%, 42.1% and 41.8% of our consolidated revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 31.8%, 33.7% and 33.5% of our consolidated revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

•	Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.6%, 22.7% and 22.8% of our consolidated revenues for the years ended December 31, 2006, 2007 and 2008, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.2%, 1.4% and 1.9% of our consolidated revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with AT&T, Bright House, CenturyTel, Charter, Comcast, Mediacom, MidCo, Qwest, Time Warner and Verizon. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•

In providing local and long-distance telephone services, we compete with the ILEC and various long-distance providers in each of our markets. AT&T, CenturyTel, Qwest and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, Embarq and Verizon. We expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, cable competitors as they roll out VoIP and other providers.

•

In providing data services, we compete with ILECs that offer dial-up and DSL services, providers of satellite-based Internet access services, cable television companies, providers of wireless high-speed data services, and providers of dial-up Internet service. Data services and Internet access is a rapidly growing business and competition is increasing in each of our markets.

•	Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses primarily include cost of services, selling, operating and administrative expenses, and depreciation and amortization.

Direct costs include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 48.8%, 52.0% and 52.7% for the years ended December 31, 2006, 2007 and 2008, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we will incur with traditional networks beginning in 2009.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct costs of voice services as a percentage of voice revenues were approximately 15.9%, 15.8% and 15.7% for the years ended December 31, 2006, 2007 and 2008, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct costs of data services as a percentage of data revenue were 3.1%, 4.5% and 5.9% for the years ended December 31, 2006, 2007 and 2008, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport costs and network access fees. The direct costs of other services as a percentage of other revenue were 18.7%, 16.5% and 18.0% for the years ended December 31, 2006, 2007 and 2008, respectively.

•

Pole attachment and other network rental expenses. Pole attachment rents are paid to utility companies for space on their utility poles to deliver our various services. Other network rental expenses consist primarily of network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue were approximately 1.5%, 1.4% and 1.2% of total revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

We provide our services in competitive markets and we are not always able to pass along significant price increases and maintain margins, especially for our video services. However, we expect higher-margin voice, data and other revenue to become larger percentages of our overall revenue, and the favorable product mix may potentially offset pressures on gross profits within individual product lines.

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

•

Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and customer service management, primarily at our centralized call centers.

•	General and administrative expenses. General and administrative expenses consist of corporate and subsidiary management and administrative costs.

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, buildings and amortization of other intangible assets primarily related to acquisitions.

As our sales and marketing efforts continue and our networks expand, we expect to add customer connections resulting in increased revenue. We also expect our cost of services and operating expenses to increase as we grow our business.

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2006, 2007 and 2008.

	Year Ended December 31,
	2006	2007	2008
Operating revenues:
Video	44%	42%	42%
Voice	32	34	33
Data	23	23	23
Other	1	1	2

Total operating revenues	100	100	100
Operating expenses:
Direct costs	29	30	30
Selling, general and administrative expenses	46	41	38
Depreciation and amortization	26	24	23
Capital markets activity	1	0	0

Total operating expenses	102	95	91

Operating income (loss)	(2)	5	9

Other income (expense):
Interest income	0	0	0
Interest expense	(13)	(12)	(12)
Loss on early extinguishment of debt	0	(8)	0
(Loss) gain on interest rate cap agreement	0	0	0
(Loss) gain on adjustment of warrants to market	0	0	0
Other income (expense), net	0	0	0

Total other income (expense)	(13)	(20)	(12)

Loss before income taxes, discontinued operations and preferred stock dividends	(15)	(15)	(3)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	0	2	0
Preferred stock dividend	0	0	0

Net loss attributable to common stockholders	(15)%	(13)%	(3)%

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

	Quarters ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share and operating data)
Revenues	$69,019	$91,553	$92,327	$94,753	$101,337	$102,122	$103,216	$103,556
Direct costs	20,479	27,549	28,758	27,274	31,370	30,671	30,910	30,712
Loss from continuing operations	(6,693)	(33,362)	(6,730)	(5,996)	(3,194)	(4,004)	(2,847)	(2,078)
Net income (loss)	(6,693)	(32,998)	1,769	(5,996)	(3,194)	(4,004)	(2,847)	(2,078)
Basic and diluted net income (loss) per share	$(.19)	$(.94)	$.05	$(.17)	$(.09)	$(.11)	$(.08)	$(.06)
Homes passed	971,566	1,093,448	1,095,492	1,097,455	1,121,984	1,124,725	1,127,358	1,133,706
Marketable homes passed	762,003	883,401	885,419	887,365	911,787	915,313	918,093	919,043
Video connections (1)	180,876	223,706	226,750	226,599	233,006	229,026	230,405	232,777
Video penetration (2)	23.7%	25.3%	25.6%	25.5%	25.6%	25.0%	25.1%	25.3%
Digital video connections	65,627	93,902	105,201	112,466	114,137	110,559	110,961	108,999
Digital penetration of video connections	36.3%	42.0%	46.4%	49.6%	49.0%	48.3%	48.2%	46.8%
Voice connections	163,972	231,478	234,406	234,800	248,694	246,381	246,143	247,182
Voice penetration (2)	21.5%	26.2%	26.5%	26.5%	27.3%	26.9%	26.8%	26.9%
Data connections	126,723	169,577	176,150	179,168	187,682	188,513	192,245	196,835
Data penetration (2)	16.6%	19.2%	19.9%	20.2%	20.6%	20.6%	20.9%	21.4%
Total connections	471,571	624,761	637,306	640,567	669,382	663,920	668,793	676,794
Average monthly revenue per connection	$49.16	$49.04	$49.03	$49.33	$50.52	$51.07	$51.67	$51.25

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.

The Company completed the conversion of the PrairieWave customer care and billing system to Knology’s enterprise management system in the fourth quarter of 2008. In the conversion process, there were 2,091 non-revenue impacting connections that were eliminated as they were counted on PrairieWave’s system inconsistently with Knology’s practices. Historical data has been adjusted for this change beginning in second quarter 2007 (Knology acquired PrairieWave on April 3, 2007).

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Operating revenues increased 18.0% from $347.7 million for the year ended December 31, 2007, to $410.2 million for the year ended December 31, 2008. Operating revenues from video services increased 17.1% from $146.5 million for the year ended December 31, 2007, to $171.4 million for the same period in 2008. Operating revenues from voice services increased 17.1% from $117.3 million for the year ended December 31, 2007, to $137.4 million for the same period in 2008. Operating revenues from data services increased 18.3% from $79.0 million for the year ended December 31, 2007, to $93.5 million for the same period in 2008. Operating revenues from other services increased 61.9% from $4.9 million for the year ended December 31, 2007, to $7.9 million for the same period in 2008.

The increased revenues from video, voice, data and other services are due primarily to an increase in the number of connections, from 640,567 as of December 31, 2007, to 676,794 as of December 31, 2008 and rate increases effective the first quarter of 2008. The additional connections resulted primarily from the Graceba acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and

•	Continued penetration in our mature markets.

We continued to add video connections in 2008 as the popularity of additional services and products such as DVR’s and high-definition televisions continued to grow. However, the growth of new video connections has slowed over time relative to our other services as our video segment matures in our current markets. While the number of new video connections may grow at a declining rate, we believe that new products and new technology, such as additional high-definition channels and video on demand, will continue to fuel growth. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers our bundled service offerings. Further, business customers primarily take voice and data services, with relatively smaller amounts of video products. On the other hand, we believe some of our phone customers, especially customers who are only taking our voice product, are moving to alternative voice products (e.g., mobile phones). As a result of these various factors, we expect that data and voice will represent a higher percentage of our total connections in the future, and that our data connections will grow the fastest and voice connections will benefit from our growing commercial business.

Direct costs. Direct costs increased 18.8% from $104.1 million for the year ended December 31, 2007, to $123.7 million for the year ended December 31, 2008. Direct costs of services for video services increased 18.6% from $76.2 million for the year ended December 31, 2007, to $90.3 million for the same period in 2008. Direct costs of services for voice services increased 16.2% from $18.5 million for the year ended December 31, 2007, to $21.5 million for the same period in 2008. Direct costs of services for data services increased 55.5% from $3.5 million for the year ended December 31, 2007, to $5.5 million for the same period in 2008. Direct costs of services for other services increased 76.1% from $808,000 for the year ended December 31, 2007, to $1.4 million for the same period in 2008. Pole attachment and other network rental expenses decreased 3.0% from $5.0 million for the year ended December 31, 2007, to $4.8 million for the same period in 2008. The increase in direct costs was primarily from the acquisition of Graceba. We expect our direct costs to increase as we add more connections. In addition, the increase in direct costs of video services is also due to higher programming costs, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We believe our direct cost of video services will increase about $3.5 million for this first year of additional cost in 2009, with annual percentage increases thereafter similar to our other cable programming costs. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative increased 10.7% from $141.3 million for the year ended December 31, 2007, to $156.4 million for the year ended December 31, 2008. The increase in our operating costs, included in selling, general and administrative, is consistent with our acquisition of Graceba and growth in connections and customers in 2008, and included increases in personnel cost, fuel and utility expense, sales and marketing, billing, taxes, repair and maintenance expense, and bad debt expenses, that were partially offset by reductions in insurance expense. We incurred one time charges of $654,000 for the year ended December 31, 2007 related to travel and other PrairieWave integration costs. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $2.8 million for the year ended December 31, 2007, to $4.6 million for the year ended December 31, 2008.

Depreciation and amortization. Our depreciation and amortization increased from $85.8 million for the year ended December 31, 2007, to $95.4 million for the year ended December 31, 2008, primarily due to the Graceba acquisition.

Capital markets activity. Our capital markets activities were $219,000 for the year ended December 31, 2007. The capital market activities in 2007 were primarily one time charges related to due diligence performed on potential acquisitions.

Loss on debt extinguishment. In 2007, we recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and write-off of debt issuance costs for the existing credit facilities.

Interest income. Although the cash balances were higher in 2008 than in 2007, interest income was $784,000 for the year ended December 31, 2007, compared to $746,000 for the same period in 2008. The decrease in interest income primarily reflects a lower rate of earnings on the cash and cash equivalent balance during the year ended December 31, 2008.

Interest expense. Interest expense increased from $41.4 million for the year ended December 31, 2007, to $47.3 million for the year ended December 31, 2008. The increase in interest expense is primarily a result of the additional borrowing on our term loan for the Graceba acquisition.

Loss on interest rate derivative instrument. Our loss on interest rate derivative instrument was $758,000 for the year ended December 31, 2007. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. We terminated this agreement on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 2 (Summary of Significant Accounting Policies – Derivative Financial Instruments) to our consolidated financial statements included elsewhere in this annual report. There was no gain (loss) on interest rate derivative instrument during 2008.

Loss on adjustment of warrants to market. During 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The warrants to purchase shares of common stock for an exercise price of $0.10 per share expired October 22, 2007. The published market per share value of our common stock on October 22, 2007 was $16.73 resulting in a $337,000 loss on the adjustment of warrants to market value, offset by a gain of $75,000 on forfeited warrants, resulting in a loss of $262,000 on the adjustment of warrants.

Other income (expense), net. Other income (expense), net decreased from expense of $53,000 for the year ended December 31, 2007, to expense of $367,000 for the year ended December 31, 2008, primarily due to the disposition of property, plant and equipment.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2007 and 2008, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations. We incurred a loss before discontinued operations of $52.8 million for the year ended December 31, 2007, compared to a loss before discontinued operations of $12.1 million for the year ended December 31, 2008.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book USA for $8.6 million. This business was included in the April 2007 acquisition of PrairieWave. After recording transactions costs of $139,000 and writing off net assets of $210,000, the company recorded a gain of $8.3 million. The net income from the directory business for the year ended December 31, 2007 was $612,000 and is also presented in income from discontinued operations.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $43.9 million and $12.1 million for the years ended December 31, 2007 and 2008, respectively. We expect net losses to decrease as our business matures.

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

The increased revenues from video, voice and data and other services are due primarily to an increase in the number of connections, from 462,311 as of December 31, 2006, to 640,567 as of December 31, 2007 and rate increases effective the first quarter of 2007. The additional connections resulted primarily from the PrairieWave acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and

•	Continued penetration in our mature markets.

We added video connections in 2007 as the popularity of additional services and products such as DVR’s, high-definition televisions and broadcast continued to grow. We expect to add new video connections in the future, but as our video segment matures in our current markets, we expect to grow at a decreasing rate compared to our historical experience. While the number of new video connections may grow at a declining rate, we believe that the opportunity to increase revenue and video gross profits is available through price increases and the introduction of new products and new technology. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers a bundle of services, penetrating untapped market segments and offering new services. Relative to our current product mix, we expect voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher gross profits. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of consolidated revenues will decrease.

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

Capital markets activity. Our capital markets activities were $1.6 million for the year ended December 31, 2006, compared to $219,000 for the year ended December 31, 2007. The capital market activities in 2006 were primarily one time charges related to the amendment of our first lien credit facility. The capital market activities in 2007 were primarily one time charges related to due diligence performed on potential acquisitions.

Loss on debt extinguishment. In 2007, we recorded a loss of $27.4 million on the early extinguishment of debt related to the prepayment penalty payment and write-off of debt issuance costs for the existing credit facilities.

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

Loss on interest rate derivative instrument. Our loss on interest rate derivative instrument was $63,000 for the year ended December 31, 2006, compared to $758,000 for the year ended December 31, 2007. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. The agreement had a fair value of $1.5 million as of December 31, 2006. We terminated this agreement on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 2 (Summary of Significant Accounting Policies – Derivative Financial Instruments) to our consolidated financial statements included elsewhere in this annual report.

Loss on adjustment of warrants to market. During 2006, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The published market per share value of our common stock on December 31, 2006 was $10.64 resulting in a $464,000 loss on the adjustment of warrants to market value. During 2007, we adjusted the carrying value of the outstanding warrants to purchase our common stock to market value based on the published market per share value of our common stock. The warrants to purchase shares of common stock for an exercise price of $0.10 per share expired October 22, 2007. The published market per share value of our common stock on October 22, 2007 was $16.73 resulting in a $337,000 loss on the adjustment of warrants to market value, offset by a gain of $75,000 on forfeited warrants, resulting in a loss of $262,000 on the adjustment of warrants.

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

Loss from continuing operations. We incurred a loss before discontinued operations of $38.8 million for the year ended December 31, 2006, compared to a loss before discontinued operations of $52.8 million for the year ended December 31, 2007.

Income from discontinued operations. On September 7, 2007, we sold our telephone directory business to Yellow Book for $8.6 million. This business was included in the April 2007 acquisition of PrairieWave. After recording transactions costs of $139,000 and writing off net assets of $210,000, the company recorded a gain of $8.3 million. The net income from the directory business for the year ended December 31, 2007 was $612,000 and is also presented in income from discontinued operations.

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

Liquidity and Capital Resources

Overview. As of December 31, 2008, we had approximately $58.0 million of cash, cash equivalents and restricted cash on our balance sheet. Our net working capital on December 31, 2008 was $25.7 million, compared to net working capital of $6.8 million as of December 31, 2007.

Our financial condition has been significantly influenced by positive cash flow from operations and changes in our debt capital structure. On March 14, 2007, we entered into an Amended and Restated Credit Agreement which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility, of which $1.8 million was outstanding as unused letters of credit as of December 31, 2008. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On January 4, 2008, we entered into a First Amendment to the Amended and Restated Credit Agreement which provides for a $59.0 million incremental term loan, which we used to fund a portion of the $75.0 million Graceba Total Communications Group, Inc. acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

As discussed above, the borrowings under our term loans bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate debt would also increase even though the amount borrowed remained the same. In May 2007, we entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555.0 million, amortizing 8%-9% annually. The swap agreement provides for us to receive a 3-month LIBOR rate and pay a 4.977% fixed rate on the notional amount until July 3, 2010. In December 2007, we entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59.0 million, amortizing 1% annually. The swap agreement provides for us to receive a 3-month LIBOR rate and pay a 3.995% fixed rate on the notional amount until September 30, 2010.

The credit agreements allow us to choose interest rates on our debt at a base rate of 1-month, 2-month, 3-month or 6-month LIBOR. We generally choose 3-month LIBOR borrowing rates to match our swap rates.

However, beginning in December 2008, we took advantage of a significant difference between the 1-month LIBOR and 3-month LIBOR (the rate inherent in the swap) by choosing to finance the floating rate debt with 1-month LIBOR, lowering our overall borrowing costs and improving our free cash flow. See Note 13 (Subsequent Events) in our consolidated financial statements included elsewhere in this annual report.

We believe that the cash flows from the existing Knology business and cash on hand will be adequate to fund the operations, capital expenditures and debt service requirements through 2009. Should we require additional funding, we have available a $25.0 million revolver that we may draw upon, subject to its terms.

As of December 31, 2008, we were in compliance with all of our debt covenants.

Operating, investing and financing activities. As of December 31, 2008, we had a net working capital of $25.7 million, compared to net working capital of $6.8 million as of December 31, 2007. The increase in the working capital from December 31, 2007 to December 31, 2008 is primarily due to an increase in trade accounts receivable resulting from customer connection growth and higher revenues and a reduction of accrued liabilities.

Net cash provided by operating activities from continuing operations totaled $30.5 million, $57.0 million and $80.0 million for the years ended December 31, 2006, 2007 and 2008, respectively, and operating activities from discontinued operations provided net cash of $0.5 million for the year ended December 31, 2007. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	loss on debt extinguishment;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash (gain) loss on interest rate derivative instrument;

•	provision for bad debt;

•	loss on disposition of assets; and

•	(gain) loss on adjustment of warrants to market.

Net cash used in investing activities was $26.0 million, $293.1 million and $121.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. Our investing activities in 2006 primarily consisted of $27.8 million of capital expenditures, partially offset by $1.9 million of cash pledged as security that was returned. Our investing activities in 2007 primarily consisted of $256.2 million purchase of PrairieWave, and $45.8 million of capital expenditures, partially offset by $8.6 million proceeds from sale of discontinued operations. The sale of discontinued operations was a result of the sale of our telephone directory business to Yellow Book USA for $8.6 million, of which $860,000 was placed in escrow and was paid out in September 2008. In 2008, our investing activities consisted primarily of $75.1 million for the purchase of Graceba, and $46.3 million of capital expenditures.

We used net cash flow from financing activities of $5.1 million for the year ended December 31, 2006. Net cash provided by financing activities was $270.4 million and $52.5 million for the years ended December 31, 2007 and 2008, respectively. In 2006, financing activities consisted primarily of $2.2 million in principal payments on debt and $3.5 million of expenditures related to issuance of debt, which represented a 2% call premium associated with the amendment of the first lien term loan facility, partially offset by $584,000 of proceeds from stock options exercised. In 2007, financing activities consisted primarily of $555.0 million proceeds from a first lien term loan, $1.7 million proceeds from stock options exercised and $716,000 proceeds from unwinding an interest rate derivative instrument, partially offset by $273.7 million in principal payments on debt and $13.3 million of expenditures related to issuance of debt. In 2008, financing activities consisted primarily of $59.0 million proceeds from long term debt and $818,000 proceeds from stock options exercised, partially offset by $7.1 million in principal payments on debt.

Capital expenditures, operating expenses and debt service. We spent approximately $46.3 million in capital expenditures during 2008, of which approximately $22.4 million related to the purchase and installation of customer premise equipment, $11.9 million related to plant extensions and enhancements and $12.0 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $55 million in capital expenditures during 2009. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2009. Although the covenants on our credit facility limit the amount of our capital expenditures on an annual basis, we believe we have sufficient capacity under those covenants to fund planned capital expenditures.

Although we are currently not engaged in any activity to expand into other markets or make further acquisitions, we will evaluate acquisition opportunities based on the capital markets and our ability to finance potential transactions on terms attractive to the Company.

Contractual obligations. The following table sets forth, as of December 31, 2008, our long-term debt, capital leases, operating lease and other obligations for 2009 and thereafter. The long-term debt obligations are our principal payments on cash debt service obligations. Interest is comprised of interest payments on cash debt service and capital lease obligations. The capital lease obligations are our future lease payments for video on demand equipment, network fiber leasing and other agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2009 through December 31, 2009	January 1, 2010 through December 31, 2011	January 1, 2012 through December 31, 2013	After December 31, 2013
	(in thousands)
Long-term debt obligations	$605.1	$6.1	$12.3	$586.7	$0
Interest	121.5	37.6	74.1	9.8	0
Capital lease obligations	6.6	1.5	3.4	1.7	0
Operating lease obligations	19.0	4.3	6.0	3.7	5.0
Programming contracts (1)	292.2	92.7	199.5	0	0
Pole attachment obligations (2)	13.6	4.5	9.1	0	0

Total	$1,058.0	$146.7	$304.4	$601.9	$5.0

(1)	We have entered into contracts with various entities to provide programming to be aired by us. We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
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

As discussed above, we currently expect to spend about $55 million in capital expenditures in 2009. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $58.0 million of cash and cash equivalents on hand as of December 31, 2008, with the remainder funded by cash flow generated by operations. Beyond 2009, we may need to raise additional capital through equity offerings, asset sales or debt refinancing to grow the business through any potential merger and acquisition activity.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 (Summary of Significant Accounting Policies) for details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use interest rate swap and interest rate cap contracts to manage the impact of interest rate changes on earnings and operating cash flows. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. We believe that these agreements are with counterparties who are creditworthy financial institutions.

In July 2005, we entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280 million to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. We did not designate the cap agreement as an accounting hedge under SFAS No. 133. Accordingly changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). “Gain (loss) on interest rate derivative instrument” was $(0.1) million, $(0.8) and $0 for the years ended December 31, 2006, 2007 and 2008, respectively. On April 18, 2007, we unwound our existing interest rate cap agreement for $0.7 million cash proceeds.

On April 18, 2007, we entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555 million in connection with the first lien term loan associated with the acquisition of PrairieWave. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $506.7 million of the $546.7 million floating rate debt at 4.977% as of December 31, 2008.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
January 3, 2009	April 2, 2009	$505.3 million
April 3, 2009	July 2, 2009	$453.9 million
July 3, 2009	October 2, 2009	$452.5 million
October 3, 2009	January 3, 2010	$451.1 million

The interest rate hedge instrument is designated as a hedge under SFAS No. 133, and there was no material ineffectiveness as of December 31, 2008.

On December 19, 2007, we entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59 million, amortizing 1% annually, in connection with the first amendment debt associated with the acquisition of Graceba. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133.

Changes in the fair value of our swap agreements are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. We assess for ineffectiveness on our derivative instruments on a quarterly basis. See Note 2 (Summary of Significant Accounting Policies – Derivative Financial Instruments) and Note 13 (Subsequent Events (unaudited)) in our consolidated financial statements included elsewhere in this annual report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-29 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2008. Our independent registered public accounting firm also audited, and reported on the effectiveness of internal control over financial reporting. Management’s report is included below under the caption “Management’s Report on Internal Control over Financial Reporting” and the independent registered public accounting firm’s attestation report entitled “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: March 13, 2009

/s/ RODGER L. JOHNSON	/s/ BRUCE D. HERMAN
Rodger L. Johnson	Bruce D. Herman
Chief Executive Officer	Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our officers and directors. Our board of directors is divided among three classes, with members serving three-year terms expiring in the years indicated. Our officers serve at the discretion of the board of directors and until the earlier of their resignation, termination or until their successors are duly elected and qualified.

Name	Age	Position	Current Term Expires
Rodger L. Johnson	61	Chief Executive Officer and Chairman of the Board	2011
M. Todd Holt	41	President
Bruce D. Herman	53	Chief Financial Officer
Marcus R. Luke, PhD	54	Chief Technology Officer
Bret T. McCants	49	Executive Vice President of Operations
Anthony J. Palermo	53	Vice President of Marketing
Richard D. Perkins	50	Vice President of Information Technology and Billing
Andrew M. Sivell	49	Vice President of Network Operations
Brad M. Vanacore	54	Vice President of Human Resources
Chad S. Wachter	42	Vice President, General Counsel and Secretary
Alan A. Burgess (1)	73	Director	2009
Donald W. Burton (2)	65	Director	2010
Eugene I. Davis (1)(3)	54	Director	2011
O. Gene Gabbard (1)(2)	68	Director	2009
Campbell B. Lanier, III	58	Director	2011
William H. Scott, III (2)(3)	61	Director	2010

(1)	Member of the audit committee.
(2)	Member of the compensation and stock option committee.
(3)	Member of the nominating committee.

Provided below are biographies of each of the officers and directors listed in the table above.

Rodger L. Johnson was appointed Chairman of the Board of Knology in July 2008 and remained Chief Executive Officer, which he has served as since June 1999. Mr. Johnson served as President and as a director since April 1999. Prior to joining us, Mr. Johnson had served as President and Chief Executive Officer, as well as a director, of Communications Central, Inc., a publicly traded provider of pay telephone services, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of CareCentric, Inc., a publicly traded medical software manufacturer. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Firstwave Technologies, Inc., a publicly traded sales and marketing software provider. Mr. Johnson spent his early career from June 1971 to November 1984 with AT&T where he worked in numerous departments, including sales, marketing, engineering, operations and human resources. In his final job at AT&T, he directed the development of consumer market sales strategies.

M. Todd Holt was appointed President of Knology in July 2008. Mr. Holt served as Chief Financial Officer from August 2005 to July 2008 and as Corporate Controller from January 1998 to July 2005. Mr. Holt is a member of the American Institute of Certified Public Accountants and previously practiced public accounting as an audit manager with Ernst & Young.

Bruce D. Herman was appointed Chief Financial Officer of Knology in July 2008; prior to that he served as Vice President of Strategy and Development. He served as President and CEO of PrairieWave Holdings prior to its acquisition by Knology in April 2007, and was PrairieWave’s CFO from 2003-2005. Previous experience included CFO at Martin Group Inc. (software and engineering provider in the telecommunications industry), International Treasurer at Hexcel Corp. and various financial positions at Ford Motor Company.

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

Bret T. McCants has served as our Executive Vice President of Operations since July 2008 and as our Senior Vice President of Operations from December 2004 to July 2008. Mr. McCants served as Director of Operations and Energy Management for CSW Communications prior to joining Knology. Mr. McCants has extensive experience in two-way customer controlled load management equipment and their facilitating networks. He has over twelve years of experience in operations, sales and marketing and engineering with the electric utility industry.

Anthony J. Palermo rejoined the Company as our Vice President of Marketing in June 2007. Before then, Mr. Palermo was Vice President of Business Development and Emerging Markets at Scientific-Atlanta’s SciCare Broadband Services business. Mr. Palermo previously served as Knology’s Corporate Vice President for Operations, Sales and Marketing from 1999 through 2004. He has held operations and marketing positions with several other software and telecommunications firms such as Brock Control Systems, Interactive Financial Services and AT&T Long Lines.

Richard D. Perkins has served as our Vice President of Information Technology and Billing since January 2003. Mr. Perkins has over 20 years experience directing the development and deployment of management systems spanning a variety of industries, mostly manufacturing and telecommunications. Prior to joining Knology, he held various leadership roles during his 10 years with Perot Systems, a leading IT consulting firm.

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

Brad M. Vanacore has served as the Vice President of Human Resources for Knology since October 2005. Mr. Vanacore previously worked for ITC Holding Company Inc. and its successors from 2001 to 2005, where he served as the Senior Vice President of Human Resources. Mr. Vanacore was also the Corporate Vice President of Human Resources and Administration at Powertel, Inc., a regional wireless phone service provider, from 1995-2001. Mr. Vanacore has prior work experience as the Vice President of Human Resources at another start-up company, Cott Beverages, USA, a national soft drink manufacturer. He began his career with United Technologies Corporation, where he spent 15 years working in labor relations, negotiations, arbitrations and various Human Resources generalist capacities.

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

Donald W. Burton has been one of our directors since January 1996. Since December 1981, he has served as Managing General Partner of South Atlantic Venture Funds. Mr. Burton also has been the General Partner of the Burton Partnerships since October 1979. Since January 1981, he has served as President and Chairman of South Atlantic Capital Corporation. Mr. Burton serves on the board of directors of Capital Southwest Corporation and is an independent director on the BlackRock Equity Bond Board. He is also on the boards of directors of several private companies. Mr. Burton served as a member of the Investment Advisory Council of the Florida State Board of Administration from June 2001 to December 2007.

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

O. Gene Gabbard has been one of our directors since September 2003. Mr. Gabbard has worked independently as an entrepreneur and consultant since February 1993. From August 1990 to January 1993, Mr. Gabbard served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard also served from June 1998 to June 2002 as Chairman of the Board of ClearSource, Inc. (now Grande Communications Inc.), a provider of broadband communications services. In January 2005, Mr. Gabbard was appointed to the Board of Directors of COLT Telecom Group, SA, Luxembourg, a provider of telecommunications service to businesses throughout Europe. Since June 2006, he has also been a member of the board and audit committee of Hughes Communications, Inc., Germantown, Maryland, the leading provider of satellite based data communications systems and services. He is currently a Special Limited Partner in Ballast Point Ventures, a venture capital fund based in St. Petersburg, Florida.

Campbell B. Lanier, III has been one of our directors since November 1995 and served as our Chairman of the Board from September 1998 until July 2008. Since July 2003, Mr. Lanier has served as Chairman and Chief Executive Officer of Magnolia Holding Company, LLC and ITC Holding Company, LLC. Mr. Lanier has served, and continues to serve, on the boards of directors of several other private companies, including companies that are owned by ITC Holding Company, LLC, Magnolia Holding Company, LLC and their affiliates. Mr. Lanier recently joined Kinetic Ventures, LLC as a Senior Director. Mr. Lanier served as Chairman of the Board and Chief Executive Officer of ITC Holding Company, Inc. until May 2003 and served as a director of that company from its inception in May 1989 until its sale to West Corporation in May 2003. In addition, Mr. Lanier was also an officer and director of several former subsidiaries of ITC Holding Company, Inc. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997.

William H. Scott, III has been one of our directors since November 1995. He served as President of ITC Holding Company, Inc. from December 1991 and was a director of that company until its sale in May 2003. Mr. Scott is a private investor in and director of several private companies.

The remaining information required by this Item 10 will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC (the Proxy Statement) in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

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

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Meetings and Committees of the Board” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

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

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ reports are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008.

Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 8, 2007, among Knology, Inc., PrairieWave Holdings, Ins., Knology Acquisition Sub, Inc., ALTA Communications VIII, L.P. and certain equity holders of PrairieWave Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

2.2	Share Purchase Agreement, dated November 2, 2007, by and among Graceba Total Communications, Inc., C. Christopher Dupree, Knology, Inc. and Knology of Alabama, Inc. (Incorporated herein by reference to Exhibit 2.2 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology, Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

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

(File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.13	Ordinance No. 78-2007 (Montgomery, Alabama), dated November 5, 2007. (Incorporated herein by reference to Exhibit 10.13 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647))

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

10.22 †

Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998

(File No. 333-43339)).

10.23 †	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28	Pole Attachment Agreement, dated April 12, 2007, between PrairieWave Black Hills, LLC and Black Hills Power, Inc. (Incorporated herein by reference to Exhibit 10.29 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647))

10.29	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.304	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.31	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.32 **	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.33	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.34 †	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.35 †	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.36 †	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.37	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.38	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc., ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.39	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc., ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.40 †	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.41

Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003

(File No. 000-32647)).

10.42 ***	State of Florida Department of State Certificate of Franchise Authority issued to Knology, Inc. on January 9, 2008, as amended June 10, 2008.

10.43 ***	Tennessee Regulatory Authority Certificate of Franchise Authority issued to Knology, Inc. on December 15, 2008

10.44 †***	Lease, dated December 15, 2008 by and between D. L. Jordan Company and Knology, Inc.

10.45	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.46	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.47	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.48 **	Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-32647)).

10.49 **	Description of Named Executive Officer and Director Compensation Arrangements (Incorporated herein by reference to Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-32647)).

10.50	Amended and Restated Credit Agreement, dated as of March 14, 2007, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, as Administrative Agent and Collateral Agent and Jefferies & company, Inc., as Syndication Agent, Royal Bank of Canada and CIT Lending Services Corporation, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

10.51

Amended and Restated Pledge and Security Agreement, dated as of April 3, 2007, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007

(File No. 000-32647)).

10.52	Amended and Restated Trademark Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Black Hills FiberCom, LLC and PrairieWave Communications, Inc., each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.53	Amended and Restated Guaranty, dated as of April 3, 2007, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation (Incorporated herein by reference to Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.54	Revolving Note, dated as of April 3, 2007, in favor of Royal Bank of Canada (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.55	Revolving Note, dated as of April 3, 2007, in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.56 **	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

10.57	First Amendment to Amended and Restated Credit Agreement dated as of March 14, 2007 by and among Knology, Inc., each Guarantor party thereto, each of the Incremental Term loan lenders party thereto and Credit Suisse, acting through one or more of its branches as Administrative Agent, such Second Amendment dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.66 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.58 **	Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Amended Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008 (File No. 000-32647)).

21.1 ***	Subsidiaries of Knology, Inc.

23.1 ***	Consent of BDO Seidman, LLP.

31.1 ***	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2 ***	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1 ***	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2 ***	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

†	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chief Executive Officer

March 13, 2009
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RODGER L. JOHNSON Rodger L. Johnson	Chief Executive Officer, Chairman of the Board and Director (Principal executive officer)	March 13, 2009

/s/ BRUCE D. HERMAN	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 13, 2009
Bruce D. Herman

/s/ ALAN A. BURGESS	Director	March 13, 2009
Alan A. Burgess

/s/ DONALD W. BURTON	Director	March 13, 2009
Donald W. Burton

/s/ EUGENE I. DAVIS	Director	March 13, 2009
Eugene I. Davis

/s/ O. GENE GABBARD	Director	March 13, 2009
O. Gene Gabbard

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Director	March 13, 2009

/s/ WILLIAM H. SCOTT III	Director	March 13, 2009
William H. Scott III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited Knology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knology Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Knology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of Knology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited the accompanying consolidated balance sheets of Knology, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 13, 2009

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,448	$57,362
Restricted cash	1,459	680
Accounts receivable, net of allowance for doubtful accounts of $975 and $1,014 as of December 31, 2007 and 2008, respectively	30,154	32,641
Prepaid expenses and other	2,198	2,177

Total current assets	80,259	92,860

PROPERTY, PLANT AND EQUIPMENT, NET:
System and installation equipment	796,922	835,160
Test and office equipment	62,537	64,692
Automobiles and trucks	9,707	8,932
Production equipment	781	781
Land	6,108	6,224
Buildings	35,734	37,576
Construction and premise inventory	8,329	10,069
Leasehold improvements	2,368	2,453

	922,486	965,887
Less accumulated depreciation and amortization	(519,010)	(586,177)

Property, plant, and equipment, net	403,476	379,710

OTHER LONG-TERM ASSETS:
Goodwill	98,638	146,618
Customer base	3,672	10,684
Deferred debt issuance costs, net	11,092	8,461
Investments	2,536	2,536
Other intangibles and other assets, net	1,764	2,549

Total assets	$601,437	$643,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$6,162	$7,615
Accounts payable	26,834	24,876
Accrued liabilities	25,865	20,405
Unearned revenue	14,588	14,289

Total current liabilities	73,449	67,185
NONCURRENT LIABILITIES:
Long term debt, net of current portion	549,156	604,068
Interest rate hedge instrument	13,782	28,622

Total noncurrent liabilities	562,938	632,690

Total liabilities	636,387	699,875

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2008, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,310,012 and 35,663,297 shares issued and outstanding at December 31, 2007 and 2008, respectively	353	357
Additional paid-in capital	589,389	594,843
Accumulated other comprehensive loss	(13,782)	(28,622)
Accumulated deficit	(610,910)	(623,035)

Total stockholders’ deficit	(34,950)	(56,457)

Total liabilities and stockholders’ equity	$601,437	$643,418

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
OPERATING REVENUES:
Video	$114,884	$146,457	$171,439
Voice	82,434	117,316	137,411
Data	58,599	78,986	93,459
Other	3,074	4,893	7,921

Total operating revenues	258,991	347,652	410,230

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	75,497	104,060	123,663
Selling, general and administrative	118,216	141,308	156,364
Depreciation and amortization	68,189	85,776	95,375
Capital markets activity	1,623	219	0

Total operating expenses	263,525	331,363	375,402

OPERATING INCOME (LOSS)	(4,534)	16,289	34,828

OTHER INCOME (EXPENSE):
Interest income	365	784	746
Interest expense	(34,087)	(41,406)	(47,332)
Loss on debt extinguishment	0	(27,375)	0
Loss on interest rate derivative instrument	(63)	(758)	0
Loss on adjustment of warrants to market	(464)	(262)	0
Other income (expense), net	25	(53)	(367)

Total other expense	(34,224)	(69,070)	(46,953)

LOSS FROM CONTINUING OPERATIONS	(38,758)	(52,781)	(12,125)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,251 in 2007) (Note 10)	0	8,863	0

NET LOSS	(38,758)	(43,918)	(12,125)
PREFERRED STOCK DIVIDENDS	(747)	0	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,505)	$(43,918)	$(12,125)

LOSS FROM CONTINUING OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.41)	$(1.51)	$(0.34)

INCOME FROM DISCONTINUED OPERATIONS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	0.00	0.25	0.00

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.41)	$(1.25)	$(0.34)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,931,470	35,064,110	35,520,016

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
BALANCE, December 31, 2005	24,153,201	$242	$561,503	$0	$(528,234)	$33,511

Net loss					(38,758)	(38,758)
Exercise of stock options and stock awards	306,790	3	582			585
Non-cash stock option compensation			2,024			2,024
Preferred stock dividends			(747)			(747)
Exercise of warrants	18,777		161			161
Conversion of preferred stock to common stock	10,302,128	103	20,494			20,597

BALANCE, December 31, 2006	34,780,896	$348	$584,017	$0	$(566,992)	$17,373

Net loss					(43,918)	(43,918)
Change in fair value of interest rate swap				(13,782)		(13,782)
Exercise of stock options and stock awards	478,178	4	1,720			1,724
Non-cash stock option compensation			2,799			2,799
Exercise of warrants	50,938	1	853			854

BALANCE, December 31, 2007	35,310,012	$353	$589,389	$(13,782)	$(610,910)	$(34,950)

Net loss					(12,125)	(12,125)
Change in fair value of interest rate swap				(14,840)		(14,840)
Exercise of stock options and stock awards	353,285	4	814			818
Non-cash stock option compensation			4,640			4,640

BALANCE, December 31, 2008	35,663,297	$357	$594,843	$(28,622)	$(623,035)	$(56,457)

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,758)	$(43,918)	$(12,125)
Income and gain on discontinued operations	0	8,863	0

Loss from continuing operations	(38,758)	(52,781)	(12,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,189	85,776	95,375
Loss on debt extinguishment	0	9,251	0
Non-cash stock compensation	2,025	2,799	4,640
Accretion of second lien term loan	660	169	0
Non-cash bank loan interest expense	3,841	3,077	2,836
Non-cash loss on interest rate derivative instrument	63	758	0
Provision for bad debt	3,449	5,004	5,326
Loss on disposition of assets	333	67	392
Loss on adjustment of warrants to market	464	262	0
Changes in operating assets and liabilities:
Accounts receivable	(6,677)	(6,592)	(7,170)
Prepaid expenses and other	(637)	1,427	(261)
Accounts payable	(934)	344	(2,541)
Accrued liabilities	(2,325)	7,316	(6,196)
Unearned revenue	850	133	(299)

Total adjustments	69,301	109,791	92,102

Net cash provided by operating activities from continuing operations	30,543	57,010	79,977

Net cash provided by operating activities from discontinued operations	0	497	0

Net cash provided by operating activities	30,543	57,507	79,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,821)	(45,792)	(46,349)
Acquisition of businesses, net of cash acquired	0	(256,162)	(75,145)
MDU signing bonuses and other intangible expenditures	(246)	(377)	(1,104)
Proceeds from sale of property	122	498	277
Change in restricted cash	1,917	161	779

Net cash used in investing activities from continuing operations	(26,028)	(301,672)	(121,542)

Net cash provided by investing activities from discontinued operations	0	8,599	0

Net cash used in investing activities	(26,028)	(293,073)	(121,542)

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	555,000	59,000
Principal payments on debt and short-term borrowings	(2,243)	(273,688)	(7,134)
Expenditures related to issuance of long term debt	(3,464)	(13,316)	(205)
Stock options exercised	584	1,724	818
Proceeds from unwind of interest rate hedge instrument	0	716	0
Proceeds from exercised warrants	2	1	0

Net cash provided by (used in) financing activities	(5,121)	270,437	52,479

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(606)	34,871	10,914
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,183	11,577	46,448

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,577	$46,448	$57,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$30,186	$32,679	$44,655

Non-cash financing activities: Debt acquired (adjusted) in capital lease transactions	$(52)	$682	$4,499

Preferred stock dividend paid in kind	$747	$0	$0

Preferred stock conversion to common	$19,285	$0	$0

Detail of acquisition:
Accounts receivables, net	0	6,287	644
Prepaid expenses	0	1,322	75
Property, plant and equipment	0	197,726	18,631
Goodwill	0	57,804	47,980
Customer base	0	4,402	9,135
Intangible and other assets	0	1,234	0
Investments	0	1,293	0
Accounts payable	0	(7,414)	(583)
Accrued liabilities	0	(3,022)	(737)
Unearned revenue	0	(3,470)	0

Cash paid for acquisition, net of cash acquired of $2,680 in 2007 and $459 in 2008	$0	$256,162	$75,145

See notes to consolidated financial statements

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except per share)

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

2. Summary of Significant Accounting Policies

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of accounts receivable, valuation of investments, valuation of stock based compensation, useful lives of property, plant and equipment, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase and consist of time deposits and investment in money market funds with commercial banks and financial institutions. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date.

As of December 31, 2008, the Company had $680 of cash that was restricted in use, all of which was pledged as collateral for amounts potentially payable under certain insurance, lease, franchise and surety bond agreements. As of December 31, 2007, the Company had $1,459 of cash that was restricted in use, $590 of which the Company had pledged as collateral related to certain insurance, franchise and surety bond agreements. The remaining $869 was in escrow in connection with the September 7, 2007 sale of the Company’s telephone directory business (see Note 10) and was paid out to the Company in September 2008.

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. The Company writes off and sends to collections any accounts receivable 115 days past due. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs, net of recoveries	Balance at end of period
2006	$886	$3,449	$3,648	$687
2007	$687	$5,004	$4,716	$975
2008	$975	$5,326	$5,287	$1,014

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is included in or deducted from income. Depreciation and amortization (excluding telephone plant which is depreciated by composite rates regulated by the Public Service Commission) are provided over the estimated useful lives as follows:

Years
Buildings	25
System and installation equipment	3-10
Production equipment	9
Test and office equipment	3-7
Automobiles and trucks	5
Leasehold improvements	5-25

Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $68,351, $83,989 and $92,575, respectively. Inventories are valued at the lower of cost (determined on a weighted average basis) or market and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), as well as the carrying value of goodwill as of December 31, 2007 and 2008.

	2007	2008	Weighted average amortization period (years)
Customer base	$4,862	$13,997	6.9
Other	2,517	3,622	7.5

Gross carrying value of intangible assets subject to amortization	7,379	17,619
Less accumulated amortization
Accumulated amortization, customer base	1,189	3,313
Accumulated amortization, other	1,339	2,015

Total accumulated amortization	2,528	5,328

Net carrying value	4,851	12,291
Goodwill	98,638	146,618

Total goodwill and intangibles	$103,489	$158,909

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired and the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company would perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit. The excess of the carrying amount over the fair value would be recognized as an impairment loss. The Company has adopted January 1 as the calculation date and evaluated these assets as of January 1, 2007, 2008 and 2009, and no impairment was identified.

A summary of changes in the Company’s goodwill and other intangibles related to continuing operations during the years ended December 31, 2008 and 2007 is as follows:

	December 31, 2007	Acquisitions	Amortization and other activity	December 31, 2008
Goodwill	$98,638	$47,980		$146,618
Customer Base	3,673	9,135	$(2,124)	10,684
Other	1,178		429	1,607

Total goodwill and intangibles	$103,489			$158,909

	December 31, 2006	Acquisitions	Amortization and other activity	December 31, 2007
Goodwill	$40,834	$57,804		$98,638
Customer Base	20	4,402	$(749)	3,673
Other	613	1,226	(661)	1,178

Total goodwill and intangibles	$41,467			$103,489

Amortization expense related to intangible assets was $(162), $1,787 and $2,800 for the years ended December 31, 2006, 2007 and 2008, respectively. In April 2006, the Company adjusted amortization of multiple dwelling unit signing bonuses over the life of the contract instead of the one year policy which resulted in a negative expense of $370.

Scheduled amortization of intangible assets for the next five years as of December 31, 2008 is as follows:

2009	$2,428
2010	2,393
2011	2,124
2012	1,356
2013	1,316
Thereafter	2,674

$12,291

Deferred debt issuance costs

Deferred debt issuance costs include costs associated with the issuance and refinancing of debt and credit facilities (Note 4). Deferred debt issuance costs are amortized to interest expense over the contractual term of the debt using the effective interest method. Deferred debt issuance costs and the related useful lives and accumulated amortization as of December 31, 2007 and 2008 are as follows:

	2007	2008	Amortization Period (Years)
Previous deferred debt issuance costs	$9,912	$11,092	4-6
Expenditures related to bank loans	13,316	205	4-6
Costs amortized to interest expense	(2,934)	(2,836)
Loss on early extinguishment of debt	(9,202)	0

Deferred debt issuance costs, net	$11,092	$8,461	4-6

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

The Company has adopted FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the variable-rate debt affects earnings. The ineffective portions are recognized directly in earnings. Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument. The Company has formally documented, designated and assessed hedge effectiveness at inception of the derivative instruments. The Company assesses for ineffectiveness on a quarterly basis. The Company uses derivative instruments as risk management tools and not for trading purposes.

In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280,000 to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. The Company paid $1,270 for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. The Company did not designate the cap agreement as an accounting hedge under SFAS No. 133. Accordingly changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). “Gain (loss) on interest rate derivative instrument” was $(63), $(758) and $0 for the years ended December 31, 2006, 2007 and 2008, respectively. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds.

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the first lien term loan associated with the acquisition of PrairieWave. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $506,675 of the $546,675 floating rate debt at 4.977% as of December 31, 2008.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
January 3, 2009	April 2, 2009		$505,288
April 3, 2009 July 3, 2009	July 2, 2009 October 2, 2009	$ $	453,900 452,513
October 3, 2009	January 3, 2010		$451,125

The interest rate hedge instrument is designated as a hedge under SFAS No. 133, and there was no ineffectiveness as of December 31, 2008.

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the first amendment debt associated with the acquisition of Graceba. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010. The interest rate hedge instrument is designated as a hedge under SFAS No. 133, and there was no material ineffectiveness as of December 31, 2008 (see Note 13—Subsequent Events).

Changes in the fair value of the Company’s swap agreements are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis (see Note 13—Subsequent Events).

Valuation of long-lived assets

Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company evaluated these assets as of December 31, 2008, and no impairment was identified.

Direct Costs

Cost of services related to video consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and is generally based on the average number of subscribers to each program. Cost of services related to voice and data services and other consists primarily of transport cost and network access fees specifically associated with each of these revenue streams. Pole attachment rents are paid to utility companies for space on their utility poles to deliver the Company’s various services. Other network rental expenses consist primarily of network hub rents.

Stock-based compensation

The Company utilizes the recognition provisions of FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), for stock-based employee compensation. As a result, the Company recorded $2,025, $2,799 and $4,640 of non-cash stock compensation expense which was included in selling, general and administrative expenses on the statement of operations for the years ended December 31, 2006, 2007 and 2008, respectively. See Note 8—Equity Interests for further discussion of the assumptions used in calculating non-cash stock compensation expense.

Investments

Investments and equity ownership in associated companies consisted of the following as of December 31, 2007 and 2008:

	2007	2008
Grande Communications (“Grande”) common stock, 10,946,556 shares in 2007 and 2008.	$1,243	$1,243
PrairieWave Condominium Association (“PWCA”)	1,293	1,293

Total investments	$2,536	$2,536

As of December 31, 2008, the Company, through its wholly owned subsidiaries, owned approximately 1.5% of Grande. The Company’s investment in Grande is accounted for under the cost method of accounting adjusted for impairment write downs.

As part of the PrairieWave acquisition, the Company acquired an investment in PWCA. In 2003, PrairieWave formed PWCA to which it contributed land with a book value of $1,207 and other assets of $86. On June 10, 2003, PrairieWave and a real estate developer entered into a Condominium Unit Purchase Agreement, whereby the developer committed to construct a building connected to PrairieWave’s headquarters building. The real estate developer paid PrairieWave one dollar and granted PrairieWave the option to acquire its condominium interest in PWCA and the building to be constructed for approximately $5,200. The option is exercisable from

June 1, 2012 to May 31, 2013. PrairieWave appoints two members and the real estate developer appoints one member to PWCA’s three-member board. The Company’s investment in PWCA is accounted for under the equity method of accounting.

Accrued liabilities

Accrued liabilities as of December 31, 2007 and 2008 consisted of the following:

	2007	2008
Accrued trade expenses	$8,022	$5,249
Accrued property and other taxes	2,612	2,659
Accrued compensation	5,268	2,693
Accrued interest	9,963	9,804

Total accrued liabilities	$25,865	$20,405

Fair Value of Financial Instruments

The Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate hedge instrument	$0	$28,622	$0	$28,622

Total liabilities	$0	$28,622	$0	$28,622

Knology used a discounted cash flow analysis to value the interest rate swaps on its balance sheet at December 31, 2008.

Revenue recognition

Knology accounts for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) in accordance with FASB Statement No. 51, “Financial Reporting by Cable

Television Companies” (“SFAS No. 51”). Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs, or commissions, have exceeded installation revenue in all reported periods and are expensed as period costs in accordance with SFAS No. 51. Credit risk is managed by disconnecting services to customers who are delinquent.

All other revenue is accounted for in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). In accordance with SAB No. 104, revenue from advertising sales is recognized as the advertising is transmitted over the Company’s broadband network. Revenue derived from other sources, including commercial data and other services, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectibility is reasonably assured.

The Company generates recurring revenues for its broadband offerings of video, voice and data and other services. Revenues generated from these services primarily consists of a fixed monthly fee for access to cable programming, local phone services and enhanced services and access to the Internet. Additional fees are charged for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided, but advance billings or cash payments received in advance of services performed are recorded as unearned revenue.

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $5,228, $6,803 and $7,643 of advertising expense are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2007, and 2008, respectively.

Sources of supplies

The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases digital set top boxes from the two original equipment manufacturers supplying their proprietary systems. The Company has several suppliers for other customer premise equipment and plant materials. If the suppliers are unable to meet the Company’s needs as it continues to operate its business, it could adversely affect operating results.

Credit risk

The Company’s accounts receivable subject the Company to credit risk, as customer deposits are generally not required. The Company’s risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amounts of the Company’s receivables approximate their fair values.

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (see Note 7).

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company did not have any liabilities for uncertain tax benefits as of December 31, 2007 or December 31, 2008, nor were there any during the years.

Net loss per share

The Company follows FASB Statement No. 128, “Earnings Per Share” (“SFAS No. 128”), which requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,055,444, 1,000,000 and 1,000,000 in 2006, 2007 and 2008, respectively), stock options (3,145,617, 3,080,892 and 3,652,921 shares in 2006, 2007 and 2008, respectively using the treasury stock method) and preferred stock (zero shares in 2006, 2007 and 2008) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants expire in December 2013, and each warrant is a right to buy one share of common stock at an exercise price of $9.00 per share.

New accounting pronouncements

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides key considerations in determining the fair value for financial assets when the market is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP No. 157-3 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP No. 142-3 will have a material impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting on those activities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its results of operations, financial position or financial statement disclosures.

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS No. 141R”) and FASB Statement No. 160, “Consolidations” (“SFAS No. 160”). These statements establish principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on its results of operations or financial position.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2006, 2007, and 2008 were $1,101, $1,450 and $1,570, respectively.

4. Long-Term Debt

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) that provides for a $580,000 credit facility, consisting of a $555,000 term loan and a $25,000 revolving credit facility, of which $1,751 was outstanding as unused letters of credit as of December 31, 2008. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second term loans, and pay transaction costs associated with the transactions. The term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On January 4, 2008 the Company entered into a First Amendment to the Amended Credit Agreement which provides for a $59,000 incremental term loan used to fund the $75,000 Graceba acquisition purchase price. The incremental term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

Long-term debt at December 31, 2007 and 2008 consists of the following:

	2007	2008
First Lien term loan, at a rate of LIBOR plus 2.25% (6.40% at December 31, 2008), with $5,550 annual principal amortization, principal and interest payable quarterly with final principal and any unpaid interest due June 30, 2012	$552,225	$546,675
First Amendment incremental term loan, at a rate of LIBOR plus 2.75% (3.21% at December 31, 2008), with $590 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	0	58,410
Capitalized lease obligations, at rates between 5.6% and 9.5%, with monthly principal and interest payments through December 2012	3,093	6,598

	555,318	611,683
Less current portion of long-term debt	6,162	7,615

Total long-term debt, net of current portion	$549,156	$604,068

Following are maturities of long-term debt for each of the next five years as of December 31, 2008

2009	$7,615
2010	7,725
2011	7,944
2012	587,840
2013	559
Thereafter	0

Total	$611,683

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Amended Credit Agreement contains customary events of default. The Amended Credit Agreement also contains customary representations and warranties and various affirmative and negative covenants, including:

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

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined in the credit agreements) and EBITDA to cash interest.

As of December 31, 2008, the Company was in compliance with its debt covenants.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2008, the estimated fair value of that debt, based on dealer quote considering current market rates, was approximately $363,051, compared to a carrying value of $605,085.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods, some of which have renewal or purchase options and escalation clauses. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating leases was approximately $4,132, $4,435 and $5,153 for the years ended December 31, 2006, 2007, and 2008, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms, in excess of one year as of December 31, 2008 are as follows:

	Capitalized Leases	Operating Leases
2009	$1,885	4,323
2010	1,887	3,457
2011	2,370	2,494
2012	1,249	2,092
2013	572	1,642
Thereafter	0	5,017

Total minimum lease payments	$7,963	$19,025

Less imputed interest	1,365

Present value of minimum capitalized lease payments	6,598
Less current portion	992

Long-term capitalized lease obligations	$5,606

The Company recorded $3,552, $4,233 and $8,732 for the years ended December 31, 2006, 2007 and 2008, respectively, as property, plant and equipment due to capital lease transactions for Video on Demand equipment, the buildout of various multiple dwelling units, and other properties. The amortization of the capital leases is recorded in “Depreciation and amortization” on the statement of operations along with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are generally seven years. In accordance with FASB Statement No. 13, “Accounting for Leases,” the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on a quarterly basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. These contracts generally last for three or more years with annual price adjustments. Total programming fees were approximately $52,612, $71,412 and $84,014 for the years ended December 31, 2006, 2007, and 2008, respectively. The Company estimates that it will pay approximately $92,658, $97,300 and $102,200 in programming fees under these contracts in 2009, 2010 and 2011, respectively.

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

Unused Letters of Credit

The Company’s unused letters of credit for vendors and suppliers was $1,751 as of December 31, 2008, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2006, 2007, and 2008:

	2006	2007	2008
Current	$0	$0	$0
Deferred	2,673	26,988	13,208
(Increase) decrease in valuation allowance	(2,673)	(26,988)	(13,208)

Income tax benefit (provision)	$0	$0	$0

The Company had a net increase in deferred tax liabilities of $6,872 as a result of the 2008 Graceba acquisition, with a corresponding decrease in the valuation allowance. In 2007, the Company had a net increase in deferred tax liabilities, and a corresponding decrease in the valuation allowance, of $5,997 for the 2007 PrairieWave acquisition.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

	2007	2008
Current deferred tax assets:
Inventory reserve	$11	$5
Allowance for doubtful accounts	356	365
Other	1,748	558
Valuation allowance	(2,115)	(928)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	83,016	91,565
Deferred revenues	188	174
Depreciation and amortization	(35,542)	(36,913)
Investment marked to market	4,626	4,626
Compensation and benefits	1,036	1,634
Other	677	438
Valuation allowance	(54,001)	(61,524)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

At December 31, 2008, the Company had available federal net operating loss carryforwards of approximately $236,000 that expire from 2009 to 2028. Of this $236,000 carryforward, $42,000 is related to the PrairieWave acquisition and expire from 2022 to 2027. Approximately $72,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $4,100 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per SFAS No. 123(R). The Company also had various state net operating loss carryforwards totaling approximately $614,000. Unless utilized, the state net operating loss carryforwards expire from 2009 to 2026. For 2008, management has recorded a total valuation allowance of $62,452 against its deferred tax assets including the operating loss carryforwards.

At December 31, 2007, the Company had available federal net operating loss carryforwards of approximately $228,000, of which $42,000 relate to the PrairieWave acquisition, that expire from 2008 to 2027. Approximately $74,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $2,200 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per SFAS No. 123(R). The Company also had various state net operating loss carryforwards totaling approximately $494,000. Unless utilized, the state net operating loss carryforwards expire from 2008 to 2026. For 2007, management has recorded a total valuation allowance of $56,116 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2006, 2007, and 2008 is as follows:

	2006	2007	2008
Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	4%	5%	7%
Interest—high yield debt	(3)%	(1)%	0%
Disqualifying Dispositions of ISO’s	0%	3%	0%
Other	0%	0%	(1)%

	35%	41%	40%

(Increase) decrease in valuation allowance	(35)%	(41)%	(40)%

Income tax benefit (provision)	0%	0%	0%

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the date of adoption, and as of December 31, 2008, the Company did not have a liability for uncertain tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

8. Equity Interests

Knology, Inc. stock award plans

In 2006, the board of directors and stockholders approved the Knology, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to stock option and other stock-based awards. The maximum number of shares of common stock that may be granted under the 2006 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any share-based award that may be paid to any one participant during any one calendar year under the 2006 Plan is $1,000. The 2006 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the date of grant. The options expire 10 years from the date of grant.

In 2008, the board of directors and stockholders approved the Knology, Inc. 2008 Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the issuance of up to 3,750,000 shares of common stock pursuant to stock option and other stock-based awards. The maximum number of shares of common stock that may be granted under the 2008 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any share-based award that may be paid to any one participant during any one calendar year under the 2008 Plan is $3,000. The 2008 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the date of grant. The options expire 10 years from the date of grant.

Stock-based compensation expense

The Company utilizes the recognition provisions of SFAS No. 123R for stock-based employee compensation. The following represent the expected stock option compensation expense of all stock-based compensation plans for the next five years assuming no additional grants.

2009	$5,626
2010	4,188
2011	1,747
2012	340
2013	0

$11,901

Stock options

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2006, 2007, and 2008:

Common	2006	2007	2008
Risk-free interest rate	4.53-5.07%	3.49-5.03%	1.55-3.49%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected forfeiture rate	23%	12%	9%
Expected volatility	46%	46%	57%

A summary of the status of the Company’s stock options as of December 31, 2008 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Weighted average remaining contractual life	Intrinsic Value
Outstanding as of December 31, 2005	3,026,117	$5.41		7.98	$3,192
Granted	1,019,899	6.07	$2.53
Forfeited	(279,463)	7.45
Expired	(419,641)	8.28
Exercised	(201,295)	3.39			$1,193

Outstanding as of December 31, 2006	3,145,617	$5.19		7.77	$19,061

Granted	508,820	14.98	$5.83
Forfeited	(97,902)	7.25
Expired	(50,215)	6.69
Exercised	(425,428)	4.27			$5,069

Outstanding as of December 31, 2007	3,080,892	$6.84		7.29	$21,001

Granted	945,494	12.07	$5.39
Forfeited	(77,623)	10.28
Expired	(67,345)	14.02
Exercised	(228,497)	3.58			$1,949

Outstanding as of December 31, 2008	3,652,921	$8.20		7.14	$3,899

Exercisable shares as of December 31, 2008	1,903,523	$5.82		5.90	$3,317

Cash received from option exercises under all share-based payment arrangements was $584, $1,724 and $818 for the years ended December 31, 2006, 2007 and 2008, respectively. There were no actual tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2006, 2007 and 2008.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2008	Weighted average exercise price
$1.70-$1.70	733,327	6.32	$1.70	657,589	$1.70
$1.75-$6.71	779,972	6.98	$3.52	535,690	$3.30
$6.76-$10.09	746,577	5.74	$7.81	513,308	$7.72
$10.10-$13.51	1,057,769	9.04	$12.70	51,570	$12.86
$13.56-$35.68	335,276	6.41	$19.98	145,366	$24.50

	3,652,921			1,903,523

As of December 31, 2008, 1,903,523 options for the Company’s common shares with a weighted average of $5.82 per share were exercisable by employees of the Company. As of December 31, 2007, 1,649,904 options for the Company’s common shares with a weighted average of $5.50 per share were exercisable by employees of the Company. As of December 31, 2006, 1,584,969 options for the Company’s common shares with a weighted average price of $5.64 per share were exercisable by employees of the Company.

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

On February 12, 2008, the Company granted 124,681 shares of performance-based restricted shares with a market value of $1,363 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

On May 8, 2008, the Company granted 486,000 shares of performance-based restricted shares with a market value of $6,566 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

A summary of the status of the Company’s restricted stock as of December 31, 2008 is presented in the following table:

	Common shares	Weighted average grant date fair value
Nonvested as of December 31, 2005	0
Activity during 2006:
Granted	210,980	$3.70
Forfeited	0
Vested	(105,490)	3.70

Nonvested as of December 31, 2006	105,490	$3.70
Activity during 2007:
Granted	244,800	13.04
Forfeited	(32,775)	8.35
Vested	(44,518)	3.70

Nonvested as of December 31, 2007	272,997	$11.52
Activity during 2008:
Granted	610,681	12.98
Forfeited	0
Vested	(120,677)	9.59

Nonvested as of December 31, 2008	763,001	$12.99

Total non-cash stock compensation expense related to these restricted stock grants was approximately $569, $1,171 and $2,805 for the years ended December 31, 2006, 2007, and 2008, respectively.

Warrants

The Company had outstanding warrants issued in connection with the 1997 high-yield debt offering with a fair value of $0 at December 31, 2007 and 2008. The warrants to purchase shares of common stock for an exercise price of $.10 per share expired in October 2007. The Company received $2 for the exercise of 18,777 warrants, $1 for the exercise of 50,938 warrants, and $0 for the exercise of 0 warrants for the years ended December 31, 2006, 2007 and 2008, respectively. The Company adjusted the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the years ended December 31, 2006, 2007 and 2008 the company recorded gain (loss) of $(464), $(262) and $0, respectively.

9. Related Party Transactions

Relatives of a member of the Company’s board of directors are stockholders and employees of one of the Company’s insurance providers. The commission costs charged to the Company for insurance services were approximately $250, $275 and $292 for the years ended December 31, 2006, 2007, and 2008, respectively.

Knology participates in an agreement with ITC Holding Co., LLC, Enon Plantation, Inc., J. Smith Lanier & Co. and Kenzie Lane Ventures, LLC regarding the joint ownership of an aircraft. ITC Holding Co., LLC and Enon Plantation, Inc. are primarily owned by a member of Knology’s board of directors. The travel costs incurred by Knology for use of the aircraft were approximately $176, $270 and $266 for the years ended December 31, 2006, 2007, and 2008, respectively.

10. Discontinued Operations

On September 7, 2007, the Company sold its telephone directory business to Yellow Book USA for $8,600. The directory serves communities in Rapid City and the Northern Black Hills, South Dakota; and in Northeastern Wyoming. This business was included in the PrairieWave acquisition in April 2007, but was a non-core business outside of the Company’s strategic video, voice and data products and services. The Company has received cash proceeds of $8,600 as of December 31, 2008. After recording transaction costs of $139 and disposing of net assets of $210, the company recorded a gain of $8,251, which is included in income from discontinued operations. Net income of $612 associated with the directory business since the April 3, 2007 acquisition is also included as income from discontinued operations in the statement of operations.

11. Redeemable Convertible Preferred Stock

In May 2005, the Company issued 920,000 shares of a newly created series of preferred stock, the Series AA convertible preferred stock (the “Preferred Stock”), in a private offering to certain new and existing investors at a purchase price of $10.00 per share, for aggregate gross proceeds before expenses of $9,200. In October 2005, the Company received gross offering proceeds of $10,800 and certain selling stockholders received proceeds of $1,900 for the resale of a portion of their shares issued in May 2005. In November 2005, the Company used net offering proceeds to pay down principal of $10,400 on the first lien debt. Dividends accrued on the Preferred Stock at an 8% annual rate, which could have been paid in cash or additional shares of the Preferred Stock. However, pursuant to the restrictions of the Company’s credit agreements, the Company is prohibited from paying dividends in cash other than cash in lieu of fractional shares. For the year ended December 31, 2006, 216,621 shares of Preferred Stock were issued as dividends. Dividends paid on Preferred stock were $747 for the year ended December 31, 2006. The shares of the Preferred Stock were: (i) immediately convertible upon the request of the stockholder of record, (ii) mandatorily convertible at a future date when the common stock is traded at a quoted price of $8.00 or higher for a certain period of time, and (iii) redeemable beginning December 31, 2011. Each share of the Preferred Stock was convertible into a number of shares of Common Stock equal to the quotient of the Liquidation Value of the Preferred Stock divided by $2.00, subject to proportional anti-dilution adjustments for stock dividends, stock splits and similar transactions affecting the Common Stock as well as “institutional weighted average” adjustments for issuances of Common Stock and Common Stock equivalents. The Company’s Preferred Stock was not classified as a liability since the redemption was contingent upon the holder’s not exercising its option to convert into a fixed number of shares, five shares of common for each share of preferred. The Company followed the guidance in Accounting Series Release 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” (“ASR 268”). ASR 268

highlights the redemption obligation of the securities and the fact that amounts attributable to these securities are not part of permanent capital. Accordingly, it has classified its preferred shares in the consolidated balance sheet between liabilities and permanent equity in the caption Redeemable Convertible Preferred Stock.

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

The Company used the proceeds of the Amended Credit Agreement to fund the $255,000 purchase price and related transaction costs of the PrairieWave acquisition, as well as refinance all amounts outstanding under the Company’s existing first and second lien credit facilities, dated June 29, 2005. The financial position and results of operations for PrairieWave are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $256,165. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of PrairieWave, none of the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of April 3, 2007. The allocation adjustments have been finalized as of December 31, 2008.

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

The Company used the $59,000 in proceeds of the First Amendment to the Amended Credit Agreement and cash on hand to fund the $75,000 purchase price. The financial position and results of operations for Graceba are included in the Company’s presented consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented here as the acquisition of Graceba was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $75,141. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased 100% of the outstanding stock of Graceba, none of the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of January 4, 2008. The allocation adjustments have been finalized as of December 31, 2008.

January 4, 2008
Assets acquired:
Accounts receivable	$644
Prepaid expenses	75
Property, plant and equipment	18,631
Goodwill	47,976
Customer base	9,135

Total assets acquired	76,461
Liabilities assumed:
Accounts payable	583
Accrued liabilities	737

Total liabilities assumed	1,320

Purchase price, net of cash acquired of $459	$75,141

The assets reflected above include costs associated with the Company’s restructuring plan which was formed upon completion of the acquisition. The restructuring plan includes involuntary employee termination costs for severance pay and stay bonuses and marketing costs associated with rebranding. The following table summarizes the costs associated with the restructuring plan.

	Severance pay and stay bonus	Rebranding costs
Acquisition accrual	$37	$245
Payments/adjustments	(37)	(245)

Accrual balance at December 31, 2008	$—	$—

13. Subsequent Events (Unaudited)

Knology has borrowings under two term loans that bear interest at variable rates (see Note 4 – Long-Term Debt). The Company is able to choose interest rates on its debt at a base rate of 1-month, 2-month, 3-month or

6-month LIBOR. Interest costs are calculated and paid for the corresponding period, followed by another rate reset period. Knology also has two interest rate swaps where the Company receives 3-month LIBOR and pays a fixed rate on notional amounts (see Note 2 – Derivative Financial Instruments).

Until December 31, 2008, the Company matched 3-month LIBOR rates on the term loans and the interest rate swaps, creating effective hedges under SFAS No. 133. Due to a significant difference between the 1-month and 3-month LIBOR rates, the Company decided to reset the borrowing rate on the debt using 1-month LIBOR.

•

On December 31, 2008, the Company reset the borrowing rate on the $59,000 term loan to 1-month LIBOR (although this became an ineffective hedge under SFAS No. 133, there was no material effect on the Company’s financial results for the one day in 2008).

•	On January 2, 2009, the Company reset the borrowing rate on the $555,000 term loan to 1-month LIBOR.

•

The Company has continued to use 1-month LIBOR for the subsequent reset periods in January, February and March 2009. The Company will determine LIBOR rates on future reset dates based on prevailing conditions at the time.

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company is no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans (see Note 2 – Derivative Financial Instruments). There was no material effect on the statement of operations as of December 31, 2008 as a result of this change, and any future effects will be recognized beginning in 2009.

Future changes in the fair value of both interest rate swaps will be recorded in “Other income (expense)” on the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” related to the interest rate swaps will be amortized into “Other income (expense)” on the statement of operations over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.