Form 10-Q
period 2009-03-31
KNOLOGY INC
filed 2009-05-11
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)”

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

As of April 30, 2009, Knology, Inc. had 35,824,268 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

		March 31,
	December 31,	2009
	2008	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,362	$35,493
Restricted cash	680	525
Certificates of deposit	0	20,155
Accounts receivable, net of allowance for doubtful accounts of $1,014 and $928 as of December 31, 2008 and March 31, 2009, respectively	32,641	31,635
Prepaid expenses and other	2,177	4,485

Total current assets	92,860	92,293
PROPERTY, PLANT AND EQUIPMENT, NET	379,710	372,219

GOODWILL	146,618	146,618

CUSTOMER BASE	10,684	10,154

DEFERRED DEBT ISSUANCE COSTS, NET	8,461	7,784

INVESTMENTS	2,536	2,536

OTHER INTANGIBLES AND OTHER ASSETS, NET	2,549	3,676

Total assets	$643,418	$635,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$7,615	$7,552
Accounts payable	24,876	25,327
Accrued liabilities	20,405	18,676
Unearned revenue	14,289	15,003

Total current liabilities	67,185	66,558

NONCURRENT LIABILITIES:
Long term debt, net of current portion	604,068	593,321
Interest rate swaps	28,622	27,916

Total noncurrent liabilities	632,690	621,237

Total liabilities	699,875	687,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,663,297 and 35,784,183 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	357	358
Additional paid-in capital	594,843	596,359
Accumulated other comprehensive loss	(28,622)	(23,924)
Accumulated deficit	(623,035)	(625,308)

Total stockholders’ deficit	(56,457)	(52,515)

Total liabilities and stockholders’ equity	$643,418	$635,280

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2008	2009
OPERATING REVENUES:
Video	$42,364	$45,604
Voice	34,722	32,710
Data	22,643	24,472
Other	1,608	1,897

Total operating revenues	101,337	104,683

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	31,370	32,679
Selling, general and administrative expenses	37,683	38,346
Depreciation and amortization	23,862	22,680

Total operating expenses	92,915	93,705

OPERATING INCOME	8,422	10,978

OTHER INCOME (EXPENSE):
Interest income	231	141
Interest expense	(11,919)	(9,499)
Gain on interest rate swaps	0	706
Amortization of deferred loss on interest rate swaps	0	(4,698)
Other income, net	72	99

Total other expense	(11,616)	(13,251)

NET LOSS	$(3,194)	$(2,273)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,398,097	35,693,906

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,194)	$(2,273)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,862	22,680
Non-cash stock compensation	572	1,507
Non-cash bank loan interest expense	728	677
Non-cash gain on interest rate swaps	0	(706)
Non-cash amortization of deferred loss on interest rate swaps	0	4,698
Provision for bad debt	1,184	1,224
Gain on disposition of assets	(68)	(32)
Changes in operating assets and liabilities:
Accounts receivable	522	(218)
Prepaid expenses and other assets	(1,937)	(3,239)
Accounts payable	(2,396)	451
Accrued liabilities	(1,620)	(1,729)
Unearned revenue	172	714

Total adjustments	21,019	26,027

Net cash provided by operating activities	17,825	23,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,275)	(14,598)
Acquisition of businesses, net of cash acquired	(75,140)	0
Investment in certificates of deposit	0	(20,155)
MDU signing bonuses and other intangible expenditures	(653)	(290)
Proceeds from sale of property	80	65
Change in restricted cash	0	155

Net cash used in investing activities	(89,988)	(34,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	59,000	0
Principal payments on debt and short-term borrowings	(1,696)	(10,810)
Expenditures related to issuance of long term debt	(205)	0
Stock options exercised	171	10

Net cash provided by (used in) financing activities	57,270	(10,800)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,893)	(21,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,448	57,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,555	$35,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$11,301	$13,099

Non-cash financing activities:
Debt acquired in capital lease transactions	$788	$0

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND NATURE OF BUSINESS

Knology, Inc. and its subsidiaries, including its predecessors (“Knology” or the “Company”), is a publicly traded company incorporated under the laws of the State of Delaware in September 1998.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company operates as one operating segment.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, valuation of investments, valuation of stock based compensation, useful lives of property, plant and equipment, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material impact on the Company’s results of operations or financial position.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining the fair value for financial assets when the market is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect that the adoption of FSP FAS No. 157-4 will have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect that the adoption of FSP FAS No. 107-1 and APB 28-1 will have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting on those activities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS No. 141R”) and FASB Statement No. 160, “Consolidations” (“SFAS No. 160”). These statements establish principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R and SFAS No. 160 did not have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. At times throughout the year and at quarter-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2008 and March 31, 2009, the Company had $680 and $525, respectively, of cash that was restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2009 impairment test, nor has there been any event in the three months ended March 31, 2009 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the first lien term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $505,288 of the $537,275 floating rate debt at 4.977% as of March 31, 2009.

The notional amount of the interest rate derivative instrument for the next annual period is summarized below:

Start date	End date	Amount
April 3, 2009	July 2, 2009	$453,900
July 3, 2009	October 2, 2009	$452,513
October 3, 2009	January 2, 2010	$451,125
January 3, 2010	April 2, 2010	$449,738

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the first amendment debt associated with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

Knology has borrowings under two term loans that bear interest at variable rates (see Note 8 – Debt). The Company is able to choose interest rates on its debt at a base rate of 1-month, 2-month, 3-month or 6-month LIBOR. Interest costs are calculated and paid for the corresponding period, followed by another rate reset period.

Until December 31, 2008, the Company matched 3-month LIBOR rates on the term loans and the interest rate swaps, creating effective hedges under FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Due to a significant difference between the 1-month and 3-month LIBOR rates, the Company decided to reset the borrowing rate on the debt using 1-month LIBOR.

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

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company is no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the resets of the borrowing rates noted above, changes in the fair value of both of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of both interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amount of $706 for the three months ended March 31, 2009. The remaining balance in “Accumulated other comprehensive loss” related to the interest rate swaps prior to the resets of the borrowing rates noted above is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amount of $4,698 for the three months ended March 31, 2009. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

8. DEBT

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

On January 4, 2008, the Company entered into a First Amendment to the Amended Credit Agreement which provides for a $59,000 incremental term loan used to fund the $75,000 Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

Long-term debt at December 31, 2008 and March 31, 2009 consists of the following:

	December 31, 2008	March 31, 2009
First Lien term loan, at a rate of LIBOR plus 2.25%, with $5,550 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$546,675	$537,275

First Amendment incremental term loan, at a rate of LIBOR plus 2.75%, with $590 annual principal amortization, interest and principal payable quarterly with final principal and any unpaid interest due June 30, 2012	58,410	57,406

Capitalized lease obligations, at rates between 5.6% and 9.5%, with monthly principal and interest payments through December 2013	6,598	6,192

Total debt	611,683	600,873

Less current portion of long term debt	7,615	7,552

Total long term debt, net of current portion	$604,068	$593,321

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

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and EBITDA to cash interest.

As of March 31, 2009, the Company was in compliance with all of its debt covenants.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$27,916	$0	$27,916

Total Liabilities	$0	$27,916	$0	$27,916

Knology used a discounted cash flow analysis to value the interest rate swaps on its balance sheet at March 31, 2009.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of its business. However, in the Company’s opinion, there is no legal proceeding pending against it that would have a material adverse effect on its financial position, results of operations or liquidity. The Company is also a party to regulatory proceedings affecting the segments of the communications industry in which it generally engages in business.

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $1,756 as of March 31, 2009, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the first quarter of 2009, the Company granted 354,896 shares with a market value of $1,919. The shares vest equally over the next four years. The Company has recognized stock-based compensation of $1,507 and $572 for the three months ended March 31, 2009 and 2008, respectively.

12. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2009, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS THAT IMPACT OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT THERE IS A MATERIAL IMPACT ON CONSUMER AND CORPORATE SPENDING, (6) THAT WE WILL NOT BE ABLE TO COMPLETE FUTURE ACQUISITIONS, THAT WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES, OR THAT THE COST OF SUCH INTEGRATION WILL BE GREATER THAN WE EXPECT, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AND OUR OTHER FILINGS WITH THE SEC. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS RELATING TO EXPECTATIONS ABOUT FUTURE RESULTS OR EVENTS ARE BASED UPON INFORMATION AVAILABLE TO US AS OF TODAY’S DATE, AND WE DO NOT ASSUME ANY OBLIGATION TO UPDATE ANY OF THESE STATEMENTS

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2009, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table summarizes the number of marketable homes passed and connections as of March 31, 2008 and 2009.

	March 31,
	2008	2009
Connections:(1)
Video	233,006	235,332
Voice:
On-net	242,703	242,714
Off-net	5,991	5,466
Data:
High Speed Data	185,057	200,470
Dial-up	2,625	1,564

Total connections	669,382	685,546

Residential connections	574,354	582,761
Business connections	95,028	102,785
Homes passed	1,121,984	1,152,841
Marketable homes passed	911,787	923,533

(1)

All of our video connections are provided over our networks. Our voice and data connections consist of both “On-net” and “Off-net” connections. On-net refers to lines provided over our networks. Off-net refers to voice or data connections provided over lines leased from third parties.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases different methods of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view and video-on-demand movies and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 43.6% of our consolidated revenues for the three months ended March 31, 2009, compared to 41.8% for the three months ended March 31, 2008.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 31.2% of our consolidated revenues for the three months ended March 31, 2009, compared to 34.3% for the three months ended March 31, 2008.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.4% of our consolidated revenues for the three months ended March 31, 2009, compared to 22.3% for the three months ended March 31, 2008.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.8% of our consolidated revenues for the three months ended March 31, 2009, compared to 1.6% for the three months ended March 31, 2008.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with Bright House, Charter, Comcast, Mediacom, MidContinent Communications and Time Warner. We also compete with certain local telephone companies offering video programming such as AT&T, CenturyTel, Qwest Communications and Verizon, in addition to satellite television providers such as DirecTV and EchoStar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T, CenturyTel, Qwest Communications and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, Embarq (formerly Sprint) and Verizon. We also expect an increase in the deployment of Voice over Internet Protocol (“VoIP”) services and expect to continue to compete with Vonage Holding Company, Comcast and other providers.

•

In providing data services, we compete with cable television companies, incumbent local exchange carriers that provide DSL and dial-up services, and satellite and other wireless Internet acess service providers.

•	Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include direct cost of services, selling, general and administrative expenses, and depreciation and amortization.

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 53.0% for the three months ended March 31, 2009, compared to 54.3% for the three months ended March 31, 2008. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately the same for the three months ended March 31, 2009 and 2008

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.4% for the three months ended March 31, 2009, compared to 5.5% for the three months ended March 31, 2008.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 19.2% for the three months ended March 31, 2009, compared to 14.9% for the three months ended March 31, 2008.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.2% for the three months ended March 31, 2009, compared to 1.3% for the three months ended March 31, 2008.

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2008 and 2009.

	Three months ended March 31,
	2008	2009
Operating revenues:
Video	42%	44%
Voice	34	31
Data	22	23
Other	2	2

Total	100	100
Operating expenses:
Direct costs	31	31
Selling, general and administrative	37	37
Depreciation and amortization	24	22

Total	92	90

Operating income	8	10
Interest income	0	0
Interest expense	(11)	(9)
Gain on interest rate swaps	0	1
Amortization of deferred loss on interest rate swaps	0	(5)
Other income (expense), net	0	0

Total other expense	(11)	(13)

Net loss	(3)	(2)

Revenues. Operating revenues increased 3.3% from $101.3 million for the three months ended March 31, 2008, to $104.7 million for three months ended March 31, 2009. Operating revenues from video services increased 7.6% from $42.4 million for the three months ended March 31, 2008, to $45.6 million for the same period in 2009. Operating revenues from voice services decreased 5.8% from $34.7 million for the three months ended March 31, 2008, to $32.7 million for the same period in 2009. Operating revenues from data services increased 8.1% from $22.6 million for the three months ended March 31, 2008, to $24.5 million for the same period in 2009. Operating revenues from other services increased 18.0% from $1.6 million for the three months ended March 31, 2008, to $1.9 million for the same period in 2009.

The increased revenues are due primarily to an increase in the number of connections, from 671,473 as of March 31, 2008, to 685,150 as of March 31, 2009 and rate increases effective in the first quarter 2008 and first quarter of 2009. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The decreased voice services revenues are due primarily to a decrease in the toll revenue as a result of customer use of our toll free service plans and the conversion of the PrairieWave customers to Knology packages and service plans.

Direct Costs. Direct costs increased 4.2% from $31.4 million for the three months ended March 31, 2008, to $32.7 million for the three months ended March 31, 2009. Direct costs of video services increased 5.0% from $23.0 million for the three months ended March 31, 2008, to $24.2 million for the same period in 2009. Direct costs of voice services decreased 4.5% from $5.6 million for the three months ended March 31, 2008 to $5.3 million for the same period in 2009. Direct costs of data services increased 27.5% from $1.2 million for the three months ended March 31, 2008, to $1.6 million for the same period in 2009 due to the addition of data circuits and capacity to handle the increasing volume of data usage. Direct costs of other services increased 52.1% from $240,000 for the three months ended March 31, 2008, to $365,000 for the same period in 2009. Pole attachment and other network rental expenses decreased 4.3% from $1.3 million for the three months ended March 31, 2008, to $1.2 million for the same period in 2009. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 1.8% from $37.7 million for the three months ended March 31, 2008, to $38.3 million for the three months ended March 31, 2009. The increase in these operating costs is consistent with our growth in connections and customers in the first quarter of 2009, and consists mainly of increases in marketing, professional fees and installation expense. These increases were partially offset by decreases in compensation expenses and fuel cost. We incurred one-time charges of $310,000 related to travel and other PrairieWave and Graceba integration costs for the three months ended March 31, 2008 which did not occur in 2009. Our non-cash stock compensation expense increased from $572,000 for the three months ended March 31, 2008, to $1.5 million for the three months ended March 31, 2009 as a result of restricted stock grants.

Depreciation and amortization. Our depreciation and amortization decreased from $23.9 million for the three months ended March 31, 2008, to $22.7 million for the three months ended March 31, 2009 primarily due to the maturing asset base and lack of substantial build out spending during recent years.

Interest expense. Interest expense decreased from $11.9 million for the three months ended March 31, 2008, to $9.5 million for the three months ended March 31, 2009. The decrease in interest expense is primarily a result of the decline in interest rates on our term loan due to the PrairieWave acquisition and the additional incremental loan due to the Graceba acquisition. As discussed in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company no longer qualifies to use hedge accounting for our interest rate swaps on these debts and we recorded $4.7 million in amortization of deferred loss associated with these derivative instruments for the three months ended March 31, 2009. A gain of $706,000 was recorded on the value of the interest rate swaps for the three months ended March 31, 2009.

Net loss. We incurred a net loss of $3.2 million and $2.3 million for the three months ended March 31, 2008, and 2009, respectively. We expect net losses to continue to decrease as our business matures.

Liquidity and Capital Resources

Overview

As of March 31, 2009, we had approximately $56.1 million of cash, cash equivalents, restricted cash and certificates of deposit on our balance sheet. Our net working capital on March 31, 2009 and December 31, 2008 was $25.7 million.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”), which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of March 31, 2009, $537.3 million is outstanding under the term loan and $1.8 million is outstanding under the revolving credit facility as unused letter of credits. On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million. The swap agreement, which became effective May 3, 2007, currently fixes $505.3 million of the $537.3 million floating rate debt at 4.977%.

On January 4, 2008, the Company entered into a First Amendment to the Amended Credit Agreement which provides for a $59.0 million incremental term loan. The proceeds of the term loan were used to fund the $75.0 million Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of March 31, 2009, $57.4 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The Amended Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of March 31, 2009, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under the $25.0 million revolver to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $17.8 million and $23.8 million for the three months ended March 31, 2008 and 2009, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash loss on interest rate swaps;

•	non-cash amortization of deferred loss on interest rate swaps;

•	provision for bad debt;

•	loss (gain) on disposition of assets; and

•	loss on adjustment of warrants to market.

Net cash used by our investing activities was $90.0 million and $34.8 million for the three months ended March 31, 2008 and 2009, respectively. Our investing activities for the three months ended March 31, 2008 consisted primarily of $75.1 million for the acquisitions of businesses, $14.3 million of capital expenditures and $653,000 of multiple dwelling unit signing bonuses. Investing activities for the three months ended March 31, 2009 consisted primarily of $20.2 million for the purchase of certificates of deposit and $14.6 million of capital expenditures.

Net cash provided by our financing activities was $57.2 million for the three months ended March 31, 2008 and net cash used by financing activities was $10.8 million for the three months ended March 31, 2009. Financing activities for the three months ended March 31, 2008 consisted of $59.0 million in proceeds from long term debt and $171,000 from the exercise of stock options, offset by $1.7 million in principal payments on debt and $205,000 of expenditures related to the issuance of long-term debt. For the three months ended March 31, 2009, financing activities consisted of $10.8 million in principal payments on debt offset by proceeds of $10,000 from the exercise of stock options.

Capital Expenditures

We spent approximately $14.9 million in capitalized expenditures during the three months ended March 31, 2009, of which $6.0 million related to the purchase and installation of customer premise equipment and enhancements, $5.7 million related to network equipment, billing and information systems and other capital items and $2.9 million related to plant extensions.

We expect to spend approximately $55 million in capital expenditures during 2009. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2009. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (subsequently amended by SFAS Nos. 137 and 138). This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the variable-rate debt affects earnings. The ineffective portions are recognized directly in earnings. Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument. The Company formally documented, designated and assessed the derivative instruments at inception. Based on criteria listed in SFAS No. 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed that the swap agreements no longer qualify for hedge accounting. The Company uses derivative instruments as risk management tools and not for trading purposes.

On May 3, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $505.3 million of the $537.3 million floating rate debt at 4.977%.

The notional amount on the interest rate derivative instrument for the next twelve months is summarized below:

Start date	End date	Amount (in thousands)
April 3, 2009	July 2, 2009	$453,900
July 3, 2009	October 2, 2009	$452,513
October 3, 2009	January 2, 2010	$451,125
January 3, 2010	July 2, 2010	$449,738

In December 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The credit crisis could have an impact on our interest rate swap agreements or revolving credit facility if our counterparties are forced to file bankruptcy or are otherwise unable to perform their obligations. Depressed economic conditions could influence the levels of consumer spending and have a material adverse effect on the demand for our services and on financial condition. Our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk described above, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

KNOLOGY, INC.

May 11, 2009	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

May 11, 2009	By:	/s/ M. Todd Holt
M. Todd Holt
President and Chief Financial Officer