Form 10-Q
period 2009-06-30
KNOLOGY INC
filed 2009-08-07
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of July 31, 2009, Knology, Inc. had 36,031,687 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2008	June 30, 2009 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,362	$33,050
Restricted cash	680	525
Certificates of deposit	0	35,050
Accounts receivable, net of allowance for doubtful accounts of $1,014 and $1,163 as of December 31, 2008 and June 30, 2009, respectively	32,641	31,933
Prepaid expenses and other	2,177	4,204

Total current assets	92,860	104,762
PROPERTY, PLANT AND EQUIPMENT, NET	379,710	364,833

GOODWILL	146,618	146,618

CUSTOMER BASE	10,684	9,624

DEFERRED DEBT ISSUANCE COSTS, NET	8,461	7,118

INVESTMENTS	2,536	2,536

OTHER INTANGIBLES AND OTHER ASSETS, NET	2,549	3,688

Total assets	$643,418	$639,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$7,615	$7,704
Accounts payable	24,876	26,019
Accrued liabilities	20,405	19,955
Unearned revenue	14,289	13,866

Total current liabilities	67,185	67,544

NONCURRENT LIABILITIES:
Long term debt, net of current portion	604,068	591,552
Interest rate swaps	28,622	24,874

Total noncurrent liabilities	632,690	616,426

Total liabilities	699,875	683,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,663,297 and 36,021,176 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	357	360
Additional paid-in capital	594,843	598,133
Accumulated other comprehensive loss	(28,622)	(19,309)
Accumulated deficit	(623,035)	(623,975)

Total stockholders’ deficit	(56,457)	(44,791)

Total liabilities and stockholders’ equity	$643,418	$639,179

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
OPERATING REVENUES:
Video	$42,971	$46,156	$85,334	$91,761
Voice	34,529	33,834	69,251	66,544
Data	23,181	24,645	45,824	49,116
Other	1,441	3,296	3,049	5,193

Total operating revenues	102,122	107,931	203,458	212,614

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	30,671	34,086	62,041	66,765
Selling, general and administrative expenses	40,086	38,726	77,769	77,072
Depreciation and amortization	23,798	22,880	47,660	45,560

Total operating expenses	94,555	95,692	187,470	189,397

OPERATING INCOME	7,567	12,239	15,988	23,217

OTHER INCOME (EXPENSE):
Interest income	163	157	394	297
Interest expense	(11,747)	(9,749)	(23,666)	(19,248)
Gain on interest rate swaps	0	3,042	0	3,748
Amortization of deferred loss on interest rate swaps	0	(4,615)	0	(9,313)
Other income, net	13	260	86	359

Total other expense	(11,571)	(10,905)	(23,186)	(24,157)

NET INCOME (LOSS)	$(4,004)	$1,334	$(7,198)	$(940)

BASIC NET INCOME (LOSS) PER SHARE	$(0.11)	$0.04	$(0.20)	$(0.03)

DILUTED NET INCOME (LOSS) PER SHARE	$(0.11)	$0.04	$(0.20)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,516,901	35,883,285	35,473,510	35,842,375

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,516,901	36,968,177	35,473,510	35,842,375

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,198)	$(940)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,660	45,560
Non-cash stock compensation	1,836	3,052
Non-cash bank loan interest expense	1,442	1,343
Non-cash gain on interest rate swaps	0	(3,748)
Non-cash amortization of deferred loss on interest rate swaps	0	9,313
Provision for bad debt	2,334	2,411
Gain on disposition of assets	(73)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(1,986)	(1,705)
Prepaid expenses and other assets	(1,967)	(2,938)
Accounts payable	(2,406)	1,143
Accrued liabilities	(2,673)	(450)
Unearned revenue	(154)	(423)

Total adjustments	44,013	53,493

Net cash provided by operating activities	36,815	52,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,361)	(29,138)
Acquisition of businesses, net of cash acquired	(75,145)	0
Investment in certificates of deposit	0	(35,050)
MDU signing bonuses and other intangible expenditures	(741)	(422)
Proceeds from sale of property	161	117
Change in restricted cash	(325)	155

Net cash used in investing activities	(103,411)	(64,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	59,000	0
Principal payments on debt and short-term borrowings	(3,443)	(12,768)
Expenditures related to issuance of long term debt	(205)	0
Stock options exercised	648	241

Net cash provided by (used in) financing activities	56,000	(12,527)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,596)	(24,312)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,448	57,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,852	$33,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$22,391	$22,286

Non-cash financing activities:
Debt acquired in capital lease transactions	$1,547	$341

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2009

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company operates as one operating segment.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. 107-1 and APB 28-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of FSP No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides key considerations in determining the fair value for financial assets when the market is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP No. 157-3 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

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

RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of SFAS No. 168 will have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS No. 167”). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”). SFAS No. 166 improves and defines the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market accounts with commercial banks and financial institutions. At times throughout the year and at quarter-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2008 and June 30, 2009, the Company had $680 and $525, respectively, of cash that was restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually on January 1. There was no impairment identified as a result of the January 1, 2009 impairment test, nor has there been any event in the six months ended June 30, 2009 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the first lien term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $453,900 of the $535,907 floating rate debt at 4.977% as of June 30, 2009.

The notional amount of the interest rate derivative instrument for the next annual period is summarized below:

Start date	End date	Amount
April 3, 2009	July 2, 2009	$453,900
July 3, 2009	October 2, 2009	$452,513
October 3, 2009	January 2, 2010	$451,125
January 3, 2010	April 2, 2010	$449,738
April 3, 2010	July 3, 2010	$398,350

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

•

The Company has continued to use 1-month LIBOR for the subsequent reset periods in January through June 2009. The Company will determine LIBOR rates on future reset dates based on prevailing conditions at the time.

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company is no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of both of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of both interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $3,042 and $3,748 for the three and six months ended June 30, 2009, respectively. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet is related to the interest rate swaps, and it is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,615 and $9,313 for the three and six months ended June 30, 2009. As of June 30, 2009, there is $19,309 remaining in accumulated other comprehensive loss to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

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

Long-term debt at December 31, 2008 and June 30, 2009 consists of the following:

	December 31, 2008	June 30, 2009
First Lien term loan, at a rate of LIBOR plus 2.25% (2.57% at June 30, 2009), with $5,468 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$546,675	$535,908

First Amendment incremental term loan, at a rate of LIBOR plus 2.75% (3.06% at June 30, 2009), with $590 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	58,410	57,261

Capitalized lease obligations, at rates between 5.6% and 12.3%, with monthly principal and interest payments through December 2013	6,598	6,087

Total debt	611,683	599,256

Less current portion of long term debt	7,615	7,704

Total long term debt, net of current portion	$604,068	$591,552

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

As of June 30, 2009, the Company was in compliance with all of its debt covenants.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the required provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Certificates of deposit	$0	$35,050	$0	$35,050

Total Assets	$0	$35,050	$0	$35,050

Liabilities
Interest rate swaps	$0	$24,874	$0	$24,874

Total Liabilities	$0	$24,874	$0	$24,874

The Company used a discounted cash flow analysis to value the interest rate swaps on its balance sheet at June 30, 2009.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On June 30, 2009, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $551,647, compared to a carrying value of $593,169.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $1,812 as of June 30, 2009, which reduces the funds available under the $25,000 five year senior secured revolving loan and letter of credit facility.

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

During the second quarter of 2009, the Company granted 7,060 shares with a market value of $55. The shares vest equally over the next four years. The Company has recognized stock-based compensation of $1,545 and $3,052 for the three and six months ended June 30, 2009, respectively, and $1,264 and $1,836 for the three and six months ended June 30, 2008, respectively.

12. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. Since the date of adoption, the Company has not recorded a liability for unrecognized tax benefits at any time.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of June 30, 2009, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

13. SUBSEQUENT EVENTS

For the three and six months ended June 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 7, 2009.

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

The following is a discussion of our consolidated financial condition and results of operations for the six months ended June 30, 2009, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table summarizes the number of marketable homes passed and connections as of June 30, 2008 and 2009.

	June 30,
	2008	2009
Connections:(1)
Video	229,026	231,050
Voice:
On-net	240,445	247,185
Off-net	5,936	526
Data:
High Speed Data	186,126	199,129
Dial-up	2,387	1,455

Total connections	663,920	679,345

Residential connections	565,418	574,973
Business connections	98,502	104,372
Homes passed	1,124,725	1,171,960
Marketable homes passed	915,313	927,576

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 42.8% and 43.2% of our consolidated revenues for the three and six months ended June 30, 2009, respectively, compared to 42.1% and 41.9% for the three and six months ended June 30, 2008, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 31.3% of our consolidated revenues for the three and six months ended June 30, 2009, compared to 33.8% and 34.0% for the three and six months ended June 30, 2008, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.8% and 23.1% of our consolidated revenues for the three and six months ended June 30, 2009, respectively, compared to 22.7% and 22.5% for the three and six months ended June 30, 2008, respectively.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 3.1% and 2.4% of our consolidated revenues for the three and six months ended June 30, 2009, respectively, compared to 1.4% and 1.5% for the three and six months ended June 30, 2008, respectively.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with Bright House, Charter, Comcast, Mediacom, MidContinent Communications and Time Warner. We also compete with certain local telephone companies offering video programming such as AT&T, CenturyTel, and Verizon, in addition to satellite television providers such as DirecTV and EchoStar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T, CenturyTel, Qwest Communications and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, Embarq (formerly Sprint) and Verizon. We also expect to compete with Vonage Holding Company, Comcast and other providers who offer Voice over Internet Protocol (“VoIP”) services .

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 51.6% and 52.3% for the three and six months ended June 30, 2009, respectively, compared to 52.0% and 53.2% for the three and six months ended June 30, 2008, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 19.7% and 18.0% for the three and six months ended June 30, 2009, respectively, compared to 15.9% and 16.0% for the three and six months ended June 30, 2008, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.9% and 6.7% for the three and six months ended June 30, 2009, respectively, compared to 5.8% and 5.6% for the three and six months ended June 30, 2008, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 18.8% and 18.9% for the three and six months ended June 30, 2009, respectively, compared to 15.6 and 15.2% for the three and six months ended June 30, 2008, respectively.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.2% for the three and six months ended June 30, 2009, compared to 1.2% and 1.3% for the three and six months ended June 30, 2008, respectively.

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

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2008 and 2009.

	Three months ended June 30,
	2008	2009
Operating revenues:
Video	42%	43%
Voice	34	31
Data	23	23
Other	1	3

Total	100	100
Operating expenses:
Direct costs	30	32
Selling, general and administrative	39	36
Depreciation and amortization	24	21

Total	93	89

Operating income	7	11
Interest income	0	0
Interest expense	(11)	(9)
Gain on interest rate swaps	0	3
Amortization of deferred loss on interest rate swaps	0	(4)
Other income, net	0	0

Total other expense	(11)	(10)

Income (Loss) from continuing operations	(4)	1

Net income (loss)	(4)	1

Revenues. Operating revenues increased 5.7% from $102.1 million for the three months ended June 30, 2008, to $107.9 million for three months ended June 30, 2009. Operating revenues from video services increased 7.4% from $43.0 million for the three months ended June 30, 2008, to $46.2 million for the same period in 2009. Operating revenues from voice services decreased 2.0% from $34.5 million for the three months ended June 30, 2008, to $33.8 million for the same period in 2009. Operating revenues from data services increased 6.3% from $23.2 million for the three months ended June 30, 2008, to $24.6 million for the same period in 2009. Operating revenues from other services increased 128.7% from $1.4 million for the three months ended June 30, 2008, to $3.3 million for the same period in 2009.

The increased revenues are due primarily to price increases and an increase in the number of connections, from 663,920 as of June 30, 2008, to 679,345 as of June 30, 2009. The increase in operating revenues from other services contained $1.3 million of fiber sales recorded during the second quarter of 2009. In addition, revenue was positively impacted by approximately $1.2 million in the second quarter 2009 due to a change in the reporting of universal service fees compared to the same period last year. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

        Direct Costs. Direct costs increased 11.1% from $30.7 million for the three months ended June 30, 2008, to $34.1 million for the three months ended June 30, 2009. Direct costs of video services increased 6.5% from $22.4 million for the three months ended June 30, 2008, to $23.8 million for the same period in 2009. Direct costs of voice services increased 21.4% from $5.5 million for the three months ended June 30, 2008, to $6.7 million for the same period in 2009. Direct costs of data services increased 26.8% from $1.3 million for the three months ended June 30, 2008, to $1.7 million for the same period in 2009. Direct costs of other services increased 175.7% from $225,000 for the three months ended June 30, 2008, to $619,000 for the same period in 2009. Pole attachment and other network rental expenses remained relatively flat at $1.3 million for the three months ended June 30, 2008 and 2009. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 3.4% from $40.1 million for the three months ended June 30, 2008, to $38.7 million for the three months ended June 30, 2009. The decrease in our operating costs, included in selling, general and administrative expenses consists mainly of decreases in salaries and wages, employee benefits, sales and marketing, gas for vehicles, billing expense, and travel costs due to the lack of non-recurring charges associated with the integration of PrairieWave Holdings, Inc. (“PrairieWave”) and Graceba, included in selling, general and administrative expenses for the three months ended June 30, 2008. These decreases were partially offset by increases in vehicles lease expense, professional services related mainly to consulting costs, and hub utilities. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased from $1.3 million for the three months ended June 30, 2008, to $1.5 million for the three months ended June 30, 2009 as a result of the issuance of additional stock awards.

Depreciation and amortization. Our depreciation and amortization decreased from $23.8 million for the three months ended June 30, 2008, to $22.9 million for the three months ended June 30, 2009 primarily due to the maturing of our asset base.

Interest expense. Interest expense decreased from $11.7 million for the three months ended June 30, 2008, to $9.7 million for the three months ended June 30, 2009. The decrease in interest expense is primarily a result of the decline in interest rates on our term loan due to the PrairieWave acquisition and the incremental loan due to the Graceba acquisition. As discussed in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company no longer qualifies to use hedge accounting for our interest rate swaps on these debts and we recorded $4.6 million in amortization of deferred loss associated with these derivative instruments for the three months ended June 30, 2009. A gain of $3.0 million was recorded on the value of the interest rate swaps for the three months ended June 30, 2009 as a result of the decrease in the market value of the liability representing the derivative instruments.

Net loss. We incurred a net loss of $4.0 million and net income of $1.3 million for the three months ended June 30, 2008, and 2009, respectively.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2008 and 2009.

	Six months ended June 30,
	2008	2009
Operating revenues:
Video	42%	43%
Voice	34	31
Data	23	23
Other	1	3

Total	100	100
Operating expenses:
Direct costs	31	31
Selling, general and administrative	38	37
Depreciation and amortization	23	21

Total	92	89

Operating income	8	11
Interest income	0	0
Interest expense	(12)	(9)
Gain on interest rate swaps	0	2
Amortization of deferred loss on interest rate swaps	0	(4)
Other income, net	0	0

Total other expense	(12)	(11)

Loss from continuing operations	(4)	(0)

Net loss	(4)	(0)

Revenues. Operating revenues increased 4.5% from $203.5 million for the six months ended June 30, 2008, to $212.6 million for six months ended June 30, 2009. Operating revenues from video services increased 7.5% from $85.3 million for the six months ended June 30, 2008, to $91.8 million for the same period in 2009. Operating revenues from voice services decreased 3.9% from $69.3 million for the six months ended June 30, 2008, to $66.5 million for the same period in 2009. Operating revenues from data services increased 7.2% from $45.8 million for the six months ended June 30, 2008, to $49.1 million for the same period in 2009. Operating revenues from other services increased 70.3% from $3.0 million for the six months ended June 30, 2008, to $5.2 million for the same period in 2009.

The increased revenues are due primarily to price increases and an increase in the number of connections, from 663,920 as of June 30, 2008, to 679,345 as of June 30, 2009. The increase in operating revenues from other services contained $1.3 million of fiber sales recorded during the first half of 2009. In addition, revenue was positively impacted by approximately $1.2 million in the first six months of 2009 due to a change in the reporting of universal service fees compared to the same period last year. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 7.6% from $62.0 million for the six months ended June 30, 2008, to $66.8 million for the six months ended June 30, 2009. Direct costs of video services increased 5.8% from $45.4 million for the six months ended June 30, 2008, to $48.0 million for the same period in 2009. Direct costs of voice services increased 8.3% from $11.0 million for the six months ended June 30, 2008, to $12.0 million for the same period in 2009. Direct costs of data services increased 27.2% from $2.6 million for the six months ended June 30, 2008, to $3.3 million for the same period in 2009. Direct costs of other services increased 111.8% from $465,000 for the six months ended June 30, 2008, to $984,000 for the same period in 2009. Pole attachment and other network rental expenses decreased 1.7% from $2.6 million for the six months ended June 30, 2008, to $2.5 million for the same period in 2009. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative decreased 0.9% from $77.8 million for the six months ended June 30, 2008, to $77.1 million for the six months ended June 30, 2009. The decrease in our operating costs, included in selling, general and administrative, consists mainly of decreases in salaries and wages, travel costs, office and operating supplies, billing expense, gas for vehicles expense, and non-recurring charges related to travel and other PrairieWave and Graceba integration costs, included in selling, general and administrative which totaled $1.2 million for the six months ended June 30, 2008. These decreases were partially offset by increases in vehicles lease expense, professional services related mainly to consulting costs, and hub utilities. Non-cash stock option compensation expense, included in selling, general and administrative, increased from $1.8 million for the six months ended June 30, 2008, to $3.1 million for the six months ended June 30, 2009 as a result of the issuance of additional stock awards.

Depreciation and amortization. Our depreciation and amortization decreased from $47.7 million for the six months ended June 30, 2008, to $45.6 million for the six months ended June 30, 2009 primarily due to the maturing of our asset base.

Interest expense. Interest expense decreased from $23.7 million for the six months ended June 30, 2008, to $19.2 million for the six months ended June 30, 2009. The decrease in interest expense is primarily a result of the decline in interest rates on our term loan due to the PrairieWave acquisition and the incremental loan due to the Graceba acquisition. As discussed in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company no longer qualifies to use hedge accounting for our interest rate swaps on these debts and we recorded $9.3 million in amortization of deferred loss associated with these derivative instruments for the six months ended June 30, 2009. A gain of $3.7 million was recorded on the value of the interest rate swaps for the six months ended June 30, 2009 as a result of the decrease in the market value of the liability representing the derivative instruments.

Net loss. We incurred a net loss of $7.2 million and $940,000 for the six months ended June 30, 2008, and 2009, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2009, we had approximately $68.6 million of cash, cash equivalents, restricted cash and certificates of deposit on our balance sheet. Our net working capital on June 30, 2009 and December 31, 2008 was $37.2 million and $25.7 million, respectively.

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the

Company received proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. The $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2009, $535.9 million is outstanding under the term loan, and $1.8 million is outstanding under the revolving credit facility as unused letter of credits. On April 18, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, currently fixes $453.9 million of the $535.9 million floating rate debt at 4.977%.

On January 4, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $59.0 million incremental term loan. The proceeds of the Amendment to the Credit Agreement were used to fund in part the $75.0 million Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2009, $57.3 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of June 30, 2009, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under a $25.0 million revolver to meet our capital spending requirements and to execute our current business plan

Operating, Investing and Financing Activities

Net cash provided by operating activities from continuing operations totaled $36.8 million and $52.6 million for the six months ended June 30, 2008 and 2009, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	non-cash amortization of deferred loss on interest rate swaps;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate derivative instrument;

•	provision for bad debt; and

•	gain on disposition of assets.

Net cash used by our investing activities was $103.4 million and $64.3 million for the six months ended June 30, 2008 and 2009, respectively. Investing activities for the six months ended June 30, 2008 consisted primarily of $75.1 million for the acquisitions of businesses, $27.4 million of capital expenditures and $741,000 of multiple dwelling unit signing bonuses. Our investing activities for the six months ended June 30, 2009 consisted primarily of $35.0 million for the purchase of certificates of deposit, $29.1 million of capital expenditures and $422,000 of multiple dwelling unit signing bonuses.

Net cash provided by (used in) our financing activities was $56.0 million and $(12.5) million for the six months ended June 30, 2008 and 2009, respectively. For the six months ended June 30, 2008, financing activities primarily consisted of $59.0 million in proceeds from long term debt and $648,000 from the exercise of stock options, offset by $3.4 million in principal payments on debt and $205,000 of expenditures related to the issuance of long-term debt. Financing activities for the six months ended June 30, 2009 consisted primarily of $12.8 million in principal payments on debt, offset by $242,000 from the exercise of stock options.

Capital Expenditures

We spent approximately $29.1 million in capital expenditures during the six months ended June 30, 2009, of which $11.6 million related to the purchase and installation of customer premise equipment, $4.2 million related to plant extensions and enhancements and $11.5 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $55.0 million in capital expenditures during 2009. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2009. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

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

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount (in thousands)
April 3, 2009	July 2, 2009	$453,900
July 3, 2009	October 2, 2009	$452,513
October 3, 2009	January 2, 2010	$451,125
January 3, 2010	April 2, 2010	$449,738
April 3, 2010	July 3, 2010	$398,350

In December 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2009, we held our annual meeting of stockholders. At the meeting, our stockholders:

•

approved the ratification of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 (with 30,731,793 shares voting in favor, 30,030 shares voting against and 683 shares abstaining);

•

re-elected Mr. Alan A. Burgess (with 31,725,350 shares voting in favor and 163,070 shares withholding authority), and Mr. O. Gene Gabbard (with 30,731,793 shares voting in favor and 1,156,627 shares withholding authority) to our Board of Directors, to serve until the 2012 annual meeting of stockholders and until their respective successors are duly elected and qualified:

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

KNOLOGY, INC.

August 7, 2009	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

August 7, 2009	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer