Form 10-Q
period 2009-09-30
KNOLOGY INC
filed 2009-11-06
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, Knology, Inc. had 36,093,123 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2008	September 30, 2009 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,362	$40,755
Restricted cash	680	725
Certificates of deposit	0	35,050
Accounts receivable, net of allowance for doubtful accounts of $1,014 and $1,131 as of December 31, 2008 and September 30, 2009, respectively	32,641	34,001
Prepaid expenses and other	2,177	4,005

Total current assets	92,860	114,536
PROPERTY, PLANT AND EQUIPMENT, NET	379,710	358,975

GOODWILL	146,618	146,618

CUSTOMER BASE	10,684	9,093

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	8,461	8,295

INVESTMENTS	2,536	2,536

OTHER INTANGIBLES AND OTHER ASSETS, NET	2,549	3,938

Total assets	$643,418	$643,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$7,615	$9,087
Accounts payable	24,876	27,450
Accrued liabilities	20,405	21,163
Unearned revenue	14,289	13,857
Interest rate swaps	0	22,078

Total current liabilities	67,185	93,635

NONCURRENT LIABILITIES:
Long term debt, net of current portion	604,068	592,297
Interest rate swaps	28,622	0

Total noncurrent liabilities	632,690	592,297

Total liabilities	699,875	685,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,663,297 and 36,058,999 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	357	361
Additional paid-in capital	594,843	599,783
Accumulated other comprehensive loss	(28,622)	(14,776)
Accumulated deficit	(623,035)	(627,309)

Total stockholders’ deficit	(56,457)	(41,941)

Total liabilities and stockholders’ equity	$643,418	$643,991

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
OPERATING REVENUES:
Video	$43,128	$46,048	$128,462	$137,809
Voice	35,025	32,372	104,276	98,916
Data	23,532	24,487	69,356	73,603
Other	1,531	2,895	4,580	8,088

Total operating revenues	103,216	105,802	306,674	318,416

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	30,910	31,896	92,952	98,660
Selling, general and administrative expenses	39,332	39,566	117,100	116,638
Depreciation and amortization	23,767	22,436	71,427	67,997

Total operating expenses	94,009	93,898	281,479	283,295

OPERATING INCOME	9,207	11,904	25,195	35,121

OTHER INCOME (EXPENSE):
Interest income	178	180	573	477
Interest expense	(11,776)	(10,363)	(35,442)	(29,611)
Debt modification expense	0	(3,422)	0	(3,422)
Gain on interest rate swaps	0	2,796	0	6,545
Amortization of deferred loss on interest rate swaps	0	(4,533)	0	(13,846)
Other income (expense), net	(456)	104	(371)	462

Total other expense	(12,054)	(15,238)	(35,240)	(39,395)

NET LOSS	$(2,847)	$(3,334)	$(10,045)	$(4,274)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.09)	$(0.28)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,615,760	36,031,902	35,515,014	35,901,886

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,045)	$(4,274)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,427	67,997
Non-cash stock compensation	3,195	4,615
Non-cash bank loan interest expense	2,146	1,997
Non-cash gain on interest rate swaps	0	(6,545)
Non-cash amortization of deferred loss on interest rate swaps	0	13,846
Provision for bad debt	3,639	3,950
Loss (gain) on disposition of assets	386	(144)
Changes in operating assets and liabilities:
Accounts receivable	(4,834)	(5,310)
Prepaid expenses and other assets	(1,570)	(2,764)
Accounts payable	(3,640)	2,574
Accrued liabilities	(2,630)	758
Unearned revenue	(215)	(432)

Total adjustments	67,904	80,542

Net cash provided by operating activities	57,859	76,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,539)	(40,549)
Acquisition of businesses, net of cash acquired	(75,145)	0
Investment in certificates of deposit	0	(35,050)
MDU signing bonuses and other intangible expenditures	(926)	(750)
Proceeds from sale of property	232	218
Change in restricted cash	554	(45)

Net cash used in investing activities	(112,824)	(76,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	59,000	0
Principal payments on debt and short-term borrowings	(5,203)	(15,196)
Expenditures related to issuance and modification of long term debt	(205)	(1,831)
Stock options exercised	758	328

Net cash provided by (used in) financing activities	54,350	(16,699)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(615)	(16,607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,448	57,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,833	$40,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$33,565	$32,307

Non-cash financing activities:
Debt acquired in capital lease transactions	$2,899	$4,897

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company operates as one operating segment.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued new accounting guidance related to disclosures about the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance also amends previous accounting literature to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued new accounting guidance related to estimating fair value in accordance with previous accounting literature when the volume and level of activity for the asset or liability have significantly decreased. The new guidance also relates to identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In October 2008, the FASB issued new accounting guidance that clarifies the application of previous accounting literature in a market that is not active and provides key considerations in determining the fair value for financial assets when the market is not active. The new guidance is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued new accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under previous accounting literature. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued new accounting guidance that requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting on those activities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued new accounting guidance that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued new accounting guidance that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of this guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2009, the FASB issued new accounting guidance that provides clarification for measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. The new guidance is effective for financial statements issued for interim and annual periods beginning after issuance. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued new accounting guidance that improves financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued new accounting guidance that improves and defines the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market accounts with commercial banks and financial institutions. At times throughout the year and at quarter-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2008 and September 30, 2009, the Company had $680 and $725, respectively, of cash that was restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually on January 1. There was no impairment identified as a result of the January 1, 2009 impairment test, nor has there been any event in the nine months ended September 30, 2009 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $452,513 of the floating rate debt at 4.977% as of September 30, 2009.

The notional amount of the interest rate derivative instrument for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2009	October 2, 2009	$452,513
October 3, 2009	January 2, 2010	$451,125
January 3, 2010	April 2, 2010	$449,738
April 3, 2010	July 3, 2010	$398,350

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan incurred in connection with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57,968 of the floating rate debt at 3.995% as of September 30, 2009.

The notional amount of the interest rate derivative instrument for the next annual period is summarized below:

Start date	End date	Amount
September 30, 2009	December 30, 2009	$57,968
December 31, 2009	March 30, 2010	$57,820
March 31, 2010	June 29, 2010	$57,673
June 30, 2010	September 30, 2010	$57,525

Knology has borrowings under term loans that bear interest at variable rates (see Note 8 – Debt). For the two term loans in existence as of December 31, 2008, the Company is able to choose interest rates on its debt at a base rate of 1-month, 2-month, 3-month or 6-month LIBOR. Interest costs are calculated and paid for the corresponding period, followed by another rate reset period.

Until December 31, 2008, the Company matched 3-month LIBOR rates on the term loans and the interest rate swaps, creating effective hedges under the FASB’s guidance on accounting for derivative instruments and hedging activities. Due to a significant difference between the 1-month and 3-month LIBOR rates, the Company decided to reset the borrowing rate on the debt using 1-month LIBOR.

•

On December 31, 2008, the Company reset the borrowing rate on the $59,000 term loan to 1-month LIBOR (although this became an ineffective hedge under the FASB’s accounting guidance, there was no material effect on the Company’s financial results for the one day in 2008).

•	On January 2, 2009, the Company reset the borrowing rate on the $555,000 term loan to 1-month LIBOR.

•

The Company has continued to use 1-month LIBOR for the subsequent reset periods on the related term loans in January through September 2009. The Company will determine LIBOR rates on future reset dates based on prevailing conditions at the time.

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company is no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of both of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of both interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $2,796 and $6,545 for the three and nine months ended September 30, 2009, respectively. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet is related to the interest rate swaps, and it is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,533 and $13,846 for the three and nine months ended September 30, 2009. As of September 30, 2009, there is $14,776 remaining in accumulated other comprehensive loss to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

8. DEBT

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $580,000 credit facility, consisting of a $555,000 term loan (the “Initial Term Loan”) and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second term loans, and pay transaction costs associated with the transactions. Prior to Amendment No. 2 discussed below, this term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provides for a $59,000 incremental term loan (the “First Amendment Incremental Term Loan”) used to fund the $75,000 Graceba acquisition purchase price. Prior to Amendment No. 2 discussed below, this term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

On September 28, 2009, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”) which extends the maturity date of an aggregate $397,000 of existing term loans under the Credit Agreement by two years (the “Extended Term Loan”). The Extended Term Loan bears interest at LIBOR plus 3.50% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increases the revolving credit facility to $35,000 from $25,000 and allows for an annual, cumulative restricted payment allowance of $10,000 for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test. The Company recorded an expense of $3,422 related to the modification of the debt under the Credit Agreement in accordance with the proper FASB guidance. The Company also recorded $1,831 in deferred debt modification costs that will be amortized as non-cash bank loan interest expense over the life of the Extended Term Loan.

Long-term debt at December 31, 2008 and September 30, 2009 consisted of the following:

	December 31, 2008	September 30, 2009
Initial Term Loan, at a rate of LIBOR plus 2.25% (2.50% at September 30, 2009), with $1,634 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$546,675	$162,985

First Amendment Incremental Term Loan, at a rate of LIBOR plus 2.75% (3.00% at September 30, 2009), with $330 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	58,410	32,916

Extended Term Loan, at a rate of LIBOR plus 3.50% (3.78% at September 30, 2009), with $3,968 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2014	0	395,785

Capitalized lease obligations, at rates between 3.9% and 12.3%, with monthly principal and interest payments through December 2013	6,598	9,698

Total debt	611,683	601,384

Less current portion of long term debt	7,615	9,087

Total long term debt, net of current portion	$604,068	$592,297

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries.

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

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of a maximum leverage ratio and a minimum interest coverage ratio.

As of September 30, 2009, the Company was in compliance with all of its debt covenants.

Effective July 1, 2009, the Company entered into a lease agreement to finance certain network equipment that was purchased by the company during the first and second quarters of 2009. The cost of this network equipment amounted to $4,557 and is consistent with the amount leased. This lease is accounted for as a capital lease in accordance with the FASB’s accounting guidance, with the appropriate amounts reflected on the balance sheet as an asset and corresponding obligation. Given the nature and timing of this purchase and subsequent lease, no activity, other than the periodic payment of principal and interest on the capital lease obligation is reflected on the statement of cash flows.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the required provisions of the FASB’s accounting guidance pertaining to the valuation of financial instruments on January 1, 2008. This guidance defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB accounting guidance establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Certificates of deposit	$0	$35,050	$0	$35,050

Total Assets	$0	$35,050	$0	$35,050

Liabilities
Interest rate swaps	$0	$22,078	$0	$22,078

Total Liabilities	$0	$22,078	$0	$22,078

The Company used a discounted cash flow analysis applied to the LIBOR forward yield cures to value the interest rate swaps on its balance sheet at September 30, 2009.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On September 30, 2009, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $581,181, compared to a carrying value of $591,686.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of September 30, 2009, which reduces the funds available under the $35,000 five year senior secured revolving loan and letter of credit facility.

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of the related FASB accounting guidance, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the third quarter of 2009, the Company granted 32,655 shares with a market value of $259. The shares vest equally over the next four years. The Company recognized stock-based compensation of $1,564 and $4,615 for the three and nine months ended September 30, 2009, respectively, and $1,359 and $3,195 for the three and nine months ended September 30, 2008, respectively.

12. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the appropriate FASB accounting guidance in accounting for uncertainty in income taxes. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Also, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting literature also provides further guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. Since the date of adoption, the Company has not recorded a liability for unrecognized tax benefits at any time.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of September 30, 2009, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

13. SUBSEQUENT EVENTS

For the three and nine months ended September 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to and including the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009.

Subsequent to quarter end, on November 5, 2009, the Company executed a definitive agreement to acquire the assets of Private Cable Co., LLC (“PCL Cable”), a provider of video, voice and data services to residential and business customers in Athens and Decatur, Alabama, for $7.5 million cash, funded from Knology’s cash on hand.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2009, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Acquisition

On January 4, 2008, the Company completed its acquisition of all of the outstanding stock of Graceba Total Communications Group, Inc. (“Graceba”), a voice, video and high-speed Internet broadband services provider in Dothan, Alabama. The Company used the proceeds of the $59.0 million First Amendment to the Credit Agreement and cash on hand to fund the $75.0 million purchase price. The financial position and results of operations for Graceba are included in the Company’s consolidated statements since the date of acquisition. The acquisition has been accounted for in accordance with Accounting Standards Codification Topic 805, “Business Combinations.” The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $75.1 million.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 43.5% and 43.3% of our consolidated revenues for the three and nine months ended September 30, 2009, respectively, compared to 41.8% and 41.9% for the three and nine months ended September 30, 2008, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 30.6% and 31.1% of our consolidated revenues for the three and nine months ended September 30, 2009, respectively, compared to 33.9% and 34.0% for the three and nine months ended September 30, 2008, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.1% of our consolidated revenues for both the three and nine months ended September 30, 2009, compared to 22.8% and 22.6% for the three and nine months ended September 30, 2008, respectively.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 2.7% and 2.5% of our consolidated revenues for the three and nine months ended September 30, 2009, respectively, compared to 1.5% for both the three and nine months ended September 30, 2008.

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

•

In providing local and long-distance telephone services, we compete with the incumbent local phone company and various long-distance providers in each of our markets. AT&T, CenturyTel, Verizon and Qwest Communications are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, Embarq (formerly Sprint) and Verizon. We also expect to compete with Vonage Holding Company, Comcast and other providers who offer Voice over Internet Protocol (“VoIP”) services.

•

In providing data services, we compete with cable television companies, incumbent local exchange carriers that provide DSL services and dial-up services, and satellite and other wireless Internet access service providers.

•	Some of our competitors have competitive advantages such as greater experience, resources, marketing capabilities and stronger name recognition.

Costs and Expenses

Our operating expenses include direct cost of services, selling, general and administrative expenses, and depreciation and amortization.

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 51.0% and 51.9% for the three and nine months ended September 30, 2009, respectively, compared to 52.4% and 52.9% for the three and nine months ended September 30, 2008, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 18.0% for both the three and nine months ended September 30, 2009, compared to 15.7% and 15.9% for the three and nine months ended September 30, 2008, respectively. Access revenue decreased $1.7 million for the three months ended September 30, 2009 compared to the same period of the prior year. There is no cost associated with the access revenue which causes the costs of voice services to not reflect the changes experienced in revenues. Direct cost of voice services as a percentage of revenue can also vary as a result of our toll free calling plans as the revenues for these customers will not change but the costs associated with these customers will vary depending on their calling patterns. Facilities to transport traffic related to these services are purchased as demand increases. These facilities are sufficient for a period of time until the traffic reaches a level requiring additional facilities and creates variances in costs that do not fluctuate perfectly with the associated revenues.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 7.3% and 6.9% for the three and nine months ended September 30, 2009, respectively, compared to 6.0% and 5.7% for the three and nine months ended September 30, 2008, respectively. Facilities to transport traffic related to these services are purchased as demand increases. These facilities are sufficient for a period of time until the traffic reaches a level requiring additional facilities and creates variances in costs that do not fluctuate perfectly with the associated revenues.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 19.7% and 19.2% for the three and nine months ended September 30, 2009, respectively, compared to 15.6% and 15.4% for the three and nine months ended September 30, 2008, respectively. Facilities to transport traffic related to these services are purchased as demand increases. These facilities are sufficient for a period of time until the traffic reaches a level requiring additional facilities and creates variances in costs that do not fluctuate perfectly with the associated revenues.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 0.2% and 0.9% for the three and nine months ended September 30, 2009, respectively, compared to 1.1% and 1.2% for the three and nine months ended September 30, 2008, respectively.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2008 and 2009.

	Three months ended September 30,
	2008	2009
Operating revenues:
Video	42%	43%
Voice	34	31
Data	23	23
Other	1	3

Total	100	100
Operating expenses:
Direct costs	30	30
Selling, general and administrative	38	38
Depreciation and amortization	23	21

Total	91	89

Operating income	9	11
Interest income	0	0
Interest expense	(12)	(10)
Debt modification expense	0	(3)
Loss on interest rate derivative instrument	0	(1)
Other income (expense), net	0	0

Total other expense	(12)	(14)

Loss from continuing operations	(3)	(3)
Income from discontinued operations	0	0

Net loss	(3)	(3)

Revenues. Operating revenues increased 2.5% from $103.2 million for the three months ended September 30, 2008, to $105.8 million for three months ended September 30, 2009. Operating revenues from video services increased 6.8% from $43.1 million for the three months ended September 30, 2008, to $46.0 million for the same period in 2009. Operating revenues from voice services decreased 7.6% from $35.0 million for the three months ended September 30, 2008, to $32.4 million for the same period in 2009. Operating revenues from data services increased 4.1% from $23.5 million for the three months ended September 30, 2008, to $24.5 million for the same period in 2009. Operating revenues from other services increased 89.1% from $1.5 million for the three months ended September 30, 2008, to $2.9 million for the same period in 2009.

The increased revenues are due primarily to an increase in the number of connections, from 668,793 as of September 30, 2008, to 681,920 as of September 30, 2009 and rate increases effective in the first quarter of 2009. The operating revenues from other services increased as a result of dark fiber sales, increased broadband carrier services, and support services provided in connection with the sale of the Newnan customer base in the prior quarter. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued growth in business sales; and

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 3.2% from $30.9 million for the three months ended September 30, 2008, to $31.9 million for the three months ended September 30, 2009. Direct costs of video services increased 4.0% from $22.6 million for the three months ended September 30, 2008, to $23.5 million for the same period in 2009. Direct costs of voice services increased 5.5% from $5.5 million for the three months ended September 30, 2008, to $5.8 million for the same period in 2009. Direct costs of data services increased 27.5% from $1.4 million for the three months ended September 30, 2008, to $1.8 million for the same period in 2009. Direct costs of other services increased 138.8% from $239,000 for the three months ended September 30, 2008, to $571,000 for the same period in 2009. Pole attachment and other network rental expenses decreased 80.2% from $1.2 million for the three months ended September 30, 2008, to $231,000 for the same period in 2009. We expect our cost of services to increase in amount as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We expect this trend to continue, and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 0.6% from $39.3 million for the three months ended September 30, 2008, to $39.6 million for the three months ended September 30, 2009. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our growth in connections and customers since the third quarter of 2008, and consists mainly of increases in sales and marketing, professional services, bad debt expense and employee related expenses. These increases were offset by reductions in installation costs, billing costs, and fuel for vehicles. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased from $1.4 million for the three months ended September 30, 2008, to $1.6 million for the three months ended September 30, 2009 as a result of the issuance of additional stock awards.

Depreciation and amortization. Our depreciation and amortization decreased from $23.8 million for the three months ended September 30, 2008, to $22.4 million for the three months ended September 30, 2009 primarily due to the maturing of our asset base.

Interest expense. Interest expense decreased from $11.8 million for the three months ended September 30, 2008, to $10.4 million for the three months ended September 30, 2009. The decrease in interest expense is primarily a result of the decline in interest rates on our term loan due to the PrairieWave acquisition and the incremental loan due to the Graceba acquisition. As discussed in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company no longer qualifies to use hedge accounting for our interest rate swaps on these debts and we recorded $4.5 million in amortization of deferred loss associated with these derivative instruments for the three months ended September 30, 2009. A gain of $2.8 million was recorded on the value of the interest rate swaps for the three months ended September 30, 2009 as a result of the decrease in the market value of the liability representing the derivative instruments.

Debt modification charge. We recorded an expense of $3.4 million during the three months ended September 30, 2009 related to the modification of the debt under the Credit Agreement in accordance with the terms of Amendment No. 2, which provides for the extension of the maturity date of an aggregate $397 million of term loans by two years.

Net loss. We incurred a net loss of $2.8 million and $3.3 million for the three months ended September 30, 2008 and 2009, respectively.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2008 and 2009.

	Nine months ended September 30,
	2008	2009
Operating revenues:
Video	42%	43%
Voice	34	31
Data	23	23
Other	1	3

Total	100	100
Operating expenses:
Direct costs	30	31
Selling, general and administrative	38	37
Depreciation and amortization	23	21

Total	91	89

Operating income	9	11
Interest income	0	0
Interest expense	(12)	(9)
Debt modification expense	0	(1)
Loss on interest rate derivative instrument	0	(2)
Other income (expenses), net	0	0

Total other expense	(12)	(12)

Loss from continuing operations	(3)	(1)
Income from discontinued operations	0	0

Net loss	(3)	(1)

Revenues. Operating revenues increased 3.8% from $306.7 million for the nine months ended September 30, 2008, to $318.4 million for nine months ended September 30, 2009. Operating revenues from video services increased 7.3% from $128.5 million for the nine months ended September 30, 2008, to $137.8 million for the same period in 2009. Operating revenues from voice services decreased 5.1% from $104.3 million for the nine months ended September 30, 2008, to $98.9 million for the same period in 2009. Operating revenues from data services increased 6.1% from $69.4 million for the nine months ended September 30, 2008, to $73.6 million for the same period in 2009. Operating revenues from other services increased 76.6% from $4.6 million for the nine months ended September 30, 2008, to $8.1 million for the same period in 2009.

The increased revenues are due primarily to an increase in the number of connections, from 668,793 as of September 30, 2008, to 681,920 as of September 30, 2009 and rate increases effective in the first quarter of 2009. The operating revenues from other services increased as a result of dark fiber sales, increased broadband carrier services, and support services provided in connection with the sale of the Newnan customer base in the prior quarter. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued growth in business sales; and

•	continued penetration in our mature markets.

Direct Costs. Direct costs increased 6.1% from $93.0 million for the nine months ended September 30, 2008, to $98.7 million for the nine months ended September 30, 2009. Direct costs of video services increased 5.2% from $68.0 million for the nine months ended September 30, 2008, to $71.5 million for the same period in 2009. Direct costs of voice services increased 7.4% from $16.6 million for the nine months ended September 30, 2008, to $17.8 million for the same period in 2009. Direct costs of data services increased 27.3% from $4.0 million for the nine months ended September 30, 2008, to $5.1 million for the same period in 2009. Direct costs of other services increased 121.0% from $704,000 for the nine months ended September 30, 2008, to $1.6 million for the same period in 2009. Pole attachment and other network rental expenses decreased 26.2% from $3.7 million for the nine months ended September 30, 2008, to $2.8 million for the same period in 2009. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We expect this trend to continue, and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative expenses decreased 0.4% from $117.1 million for the nine months ended September 30, 2008, to $116.6 million for the nine months ended September 30, 2009. The decrease in our operating costs, included in selling, general and administrative, is consistent with our previous year’s costs associated with the acquisition of PrairieWave and Graceba and growth in connections and customers in 2009, and consists mainly of decreases in gas for vehicles, installation costs, travel, and billing services. These were partially offset by increases in professional services, sales and marketing costs, repairs and maintenance, and employee related costs. We incurred non-recurring charges related to travel and other PrairieWave and Graceba integration costs, included in selling, general and administrative, which decreased from $1.5 million for the nine months ended September 30, 2008, to $450,000 for the nine months ended September 30, 2009. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $3.2 million for the nine months ended September 30, 2008, to $4.6 million for the nine months ended September 30, 2009.

Depreciation and amortization. Our depreciation and amortization decreased from $71.4 million for the nine months ended September 30, 2008, to $68.0 million for the nine months ended September 30, 2009, primarily due to the maturing of our asset base.

Interest expense. Interest expense decreased from $35.4 million for the nine months ended September 30, 2008, to $29.6 million for the nine months ended September 30, 2009. The decrease in interest expense is primarily a result of the decline in interest rates on our term loan due to the PrairieWave acquisition and the incremental loan due to the Graceba acquisition. As discussed in the Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company no longer qualifies to use hedge accounting for our interest rate swaps on these debts and we recorded $13.8 million in amortization of deferred loss associated with these derivative instruments for the nine months ended September 30, 2009. A gain of $6.5 million was recorded on the value of the interest rate swaps for the nine months ended September 30, 2009 as a result of the decrease in the market value of the liability representing the derivative instruments.

Debt modification charge. We recorded an expense of $3.4 million during the nine months ended September 30, 2009 related to the modification of the debt under the Credit Agreement in accordance with the terms of Amendment No. 2, which provides for the extension of the maturity date of an aggregate $397 million of term loans by two years.

Net loss. We incurred a net loss of $10.0 million and $4.3 million for the nine months ended September 30, 2008 and 2009, respectively.

Liquidity and Capital Resources

Overview.

As of September 30, 2009, we had approximately $76.5 million of cash, cash equivalents and restricted cash and certificates of deposit on our balance sheet. Our net working capital on September 30, 2009 and December 31, 2008 was $20.9 million and $25.7 million, respectively.

On March 14, 2007, the Company entered into the Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received the proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. Prior to Amendment No. 2 discussed below, the $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of September 30, 2008, $548.0 million is outstanding under the term loan, and $1.8 million is outstanding under the revolving credit facility as unused letter of credits. On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $452.5 million of the floating rate debt at 4.977% as of September 30, 2009.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement, which provides for a $59.0 million incremental term loan. The proceeds of the incremental term loan were used to fund in part the $75.0 million Graceba acquisition purchase price. Prior to Amendment No. 2 discussed below, the term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of September 30, 2008, $58.6 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective January 4, 2008, fixes $58.0 million of the floating rate debt at 3.995% as of September 30, 2009.

On September 28, 2009, the Company entered into Amendment No. 2 which extends the maturity date of an aggregate $397 million of term loans under the Credit Agreement by two years. The Extended Term Loan bears interest at LIBOR plus 3.50% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increases the revolving credit facility to $35.0 million from $25.0 million and allows for an annual, cumulative restricted payment allowance of $10 million for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test. The Company recorded an expense of $3.4 million related to the modification of the debt under the Credit Agreement in accordance with the proper FASB guidance. The Company also recorded $1.8 million in deferred debt modification costs that will be amortized as non-cash bank loan interest expense over the life of the Extended Term Loan.

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of September 30, 2009, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $35.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities.

Net cash provided by operating activities from continuing operations totaled $57.9 million and $76.3 million for the nine months ended September 30, 2008 and 2009, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate derivative instrument;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used in investing activities was $112.8 million and $76.0 million for the nine months ended September 30, 2008 and 2009, respectively. Our investing activities for the nine months ended September 30, 2008 consisted primarily of $75.1 million for the acquisitions of businesses and $37.5 million of capital expenditures. Investing activities for the nine months ended September 30, 2009 consisted primarily of $40.5 million of capital expenditures and $35.1 million for the purchase of certificates of deposit.

Net cash provided by our financing activities was $54.4 million for the nine months ended September 30, 2008 and net cash used in financing activities was $16.7 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, financing activities consisted of $59.0 million in proceeds from long term debt and $758,000 from the exercise of stock options, offset by $5.2 million in principal payments on debt and $205,000 of expenditures related to the issuance of long-term debt. Financing activities for the nine months ended September 30, 2009 consisted of $15.2 million in principal payments on debt and $1.8 million of expenditures related to the modification of long-term debt, offset by $328,000 proceeds from the exercise of stock options.

Capital Expenditures.

We spent approximately $40.5 million in capital expenditures during the nine months ended September 30, 2009, of which $21.3 million related to the purchase and installation of customer premise equipment, $6.2 million related to plant extensions and enhancements and $13.0 million related to network equipment, billing and information systems and other capital items.

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

The Company has adopted the proper accounting for derivative instruments and hedging activities as defined by the FASB’s accounting guidance. This guidance requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the variable-rate debt affects earnings. The ineffective portions are recognized directly in earnings. Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument. The Company formally documented, designated and assessed the derivative instruments at inception. Based on criteria listed in the FASB’s accounting guidance pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed that the swap agreements no longer qualify for hedge accounting. The Company uses derivative instruments as risk management tools and not for trading purposes.

On May 3, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $452.5 million of the floating rate debt at 4.977% as of September 30, 2009.

In December 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement which became effective January 4, 2008, fixes $58 million of the floating rate debt at 3.995% as of September 30, 2009.

There have been no other material changes in market risks from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Default Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.1	Amendment No. 2, dated as of September 28, 2009, to the Amended and Restated Credit Agreement dated as of March 14, 2007 as amended on January 4, 2008, by and among Knology, Inc., as borrower, certain subsidiaries of Knology party thereto, as guarantors, the lenders named therein, the syndication and documentation co-agents named therein and Credit Suisse, acting through one or more of its branches, as administrative agent.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

November 6, 2009	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

November 6, 2009	By:	/s/ M. Todd Holt
M. Todd Holt
Chief Financial Officer