Form 10-K
period 2009-12-31
KNOLOGY INC
filed 2010-03-15
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2009, computed by reference to the closing price for such stock on the NASDAQ Global Market on such date, was approximately $203.7 million.

The number of shares outstanding of the registrant’s common stock as of February 28, 2010 was 36,781,623 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

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

We were formed as a Delaware corporation in September 1998 and began trading publicly on the NASDAQ Global National Market in December 2003. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the Southeastern United States and two markets in the Midwestern United States. For the year ended December 31, 2009, our revenues were $425.6 million and we had a net loss attributable to common stockholders of $3.4 million. Video, voice, data and other revenues accounted for approximately 43%, 31%, 23% and 3%, respectively, of our consolidated revenues for the year ended December 31, 2009. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2009, we had approximately 693,871 total connections.

We provide our services over our wholly owned, fully upgraded minimum 750 MHz interactive broadband network. As of December 31, 2009, our network passed approximately 932,834 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

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

We used the $59.0 million proceeds of our First Amendment to our Amended and Restated Credit Agreement and cash on hand to fund the $75.0 million purchase price. The financial position and results of operations for Graceba are included in our consolidated statements since the date of acquisition. The acquisition has been accounted for in accordance with the Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”

On November 17, 2009, we completed the acquisition of Private Cable Co., LLC (“PCL Cable”), a provider of video, voice and data services to residential and business customers in Athens and Decatur, Alabama for $7.5 million cash. The acquisition was funded with cash on hand.

Website Access to SEC Filings

The Company makes its SEC filings, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available free of charge on the Company’s Internet website, www.knology.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Our Industry

In recent years, regulatory developments and advances in technology have substantially altered the competitive dynamics of the communications industry and blurred the lines among traditional video, voice and data providers. The Telecommunications Act of 1996 (the 1996 Act) and its implementation through Federal Communications Commission (FCC) regulation have encouraged competition in these markets. Advances in technology have made the transmission of video, voice and data on a single platform feasible and economical. Communications providers seek to bundle products to leverage their significant capital investments, protect market share in their core service offerings from new sources of competition and achieve operating efficiencies by providing more than one service over their networks at lower incremental costs while increasing revenue from the existing customer base.

Incumbent cable operators are working to expand their core services by offering a bundled package of services, including the provision of Internet Protocol (IP) based voice services for their customers. Most of the major providers have rolled out or announced plans to roll out Voice over Internet Protocol (VoIP) services. Likewise, incumbent telephone providers are expanding their services to include the bundled package of services. Many are providing dial-up or Digital Subscriber Line (DSL) Internet access to their customers and some are offering video service via third-party satellite companies. In addition, some telephone providers are offering video services over their networks.

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

•

Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. Our entire network is a minimum of 750MHz, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, high-definition television, hosted IP Centrex services, SIP trunking, pure fiber services and Gigabit Ethernet services that allow for IP based voice and data services in all of our markets.

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

As of December 31, 2009, our network consisted of approximately 13,000 miles of network, passed approximately 932,834 marketable homes and served approximately 693,871 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

We distribute our bundled services from locations called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by hubs are equipped with back-up generators or batteries. Our redundant fiber-optic cables and network powering systems allow us to provide circuit-based voice services consistent with industry reliability standards for traditional telephone systems.

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

Voice

We offer telephone service over our broadband network in much the same way local phone companies provide service. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter (EMTA) in the home to provide dial tone service. Our network interconnects with those of other local phone companies. We provide long-distance service using leased facilities from other telecommunications service providers. We have multiple Class 4 and Class 5 full-featured switches located in West Point, Georgia; Huguley and Ashford, Alabama; and Rapid City and Viborg, South Dakota that direct all of our voice traffic and allow us to provide enhanced custom calling services. We also operate telephone systems in Valley and Ashford, Alabama; West Point, Georgia; and Viborg, South Dakota where we are the rural incumbent telephone companies.

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

•

Digital Cable Service, HD channels, and Premiums: This digital level of service includes approximately 275 channels of digital programming, including our expanded basic cable service and approximately 46 music channels. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including high definition TV, digital video recorder, video-on-demand and subscription video-on-demand. Video-on-demand permits customers to order movies and other programming on demand with DVD-like functions on a fee-per-viewing basis. Subscription video-on-demand is a similar service that has specific content available from our premium channel offerings for an incremental charge.

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

For local service, our customers pay a fixed monthly rate, per month that includes custom and advanced calling features such as call waiting, caller ID, caller ID on TV and voicemail.

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

Business Voice and Data Services

Our broadband network also supports services to business customers, and accordingly, we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering to these business customers. We also have developed new products to meet the more complex voice and data needs of the larger business sector. We offer pure fiber services, which enable our customers to have T-1 voice services, data speeds of up to 1 gigabit per second on our fiber network, and office-to-office VLAN services that provide a secure and managed connection between customer locations. We have introduced our Matrix product offering, which can replace customers’ aging, low functionality PBX products with an IP Centrex voice and data service that offers more flexible features at a lower cost. In addition, we have a SIP trunking service. It is a direct replacement for traditional telephone service used by large PBX customers and is delivered over our pure fiber services network and terminated via an Ethernet connection at the customer premise. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

Broadband Carrier Services

We use unused capacity on our network to offer wholesale services to other local and long distance telephone companies, Internet service providers and other integrated services providers, called broadband carrier services. This is additive to our core strategy and we believe our interactive broadband network offers other service providers a reliable and cost competitive alternative to other telecommunications service providers.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2009, approximately 72% of our programming was sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

As of December 31, 2009, we served the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes 12/31/2009	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	95,026	1995	1997	1997
1995	Acquired	Columbus, GA	74,363	1995	1998	1998
1997	Acquired	Panama City, FL	66,430	1997	1998	1998
1998	Acquired	Huntsville, AL	89,756	1998	1999	1999
1998	Built	Charleston, SC	72,682	1998	1998	1998
1998	Built	Augusta, GA	58,001	1998	1998	1998
1999	Acquired	West Point, GA	14,381	1999	1999	1999
2000	Built	Knoxville, TN	43,165	2001	2001	2001
2003	Acquired	Pinellas, FL	276,924	2003	2004	2003
2007	Acquired	Rapid City, SD	52,242	2007	2007	2007
2007	Acquired	Sioux Falls, SD	67,072	2007	2007	2007
2008	Acquired	Dothan, AL	22,792	2008	2008	2008

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

We compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multiunit complexes through a satellite master antenna—a single satellite dish for an entire building or complex. These systems are generally free of any regulation by state and local governmental authorities. Pursuant to the 1996 Act, these systems, called satellite master antenna television systems, are not commonly owned or managed and do not cross public rights-of-way and, therefore, do not need a franchise to operate.

The 1996 Act eliminated many restrictions on local telephone companies offering video programming and we may face increased competition from those companies. Several major local telephone companies, including AT&T Inc. (AT&T, CenturyTel, Inc. (CenturyTel), Qwest Communications (Qwest) and Verizon Communications Inc. (Verizon), started to provide video services to homes.

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

Voice Services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, CenturyTel, Qwest and Verizon are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, CenturyTel (which acquired Embarq Communications in 2009) and Verizon. In addition, we compete with a variety of smaller, more regional, competitors that lease network components from AT&T, CenturyTel, Qwest or Verizon and focus on the commercial segment of our markets.

We expect to continue to face intense competition in providing our telephone and related telecommunications services. The 1996 Act allows service providers to enter markets that were previously closed to them. Incumbent local exchange carriers (ILECs) are no longer protected from significant competition in local service markets.

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

Wireless telephone service is viewed by some consumers as a supplement to, and sometimes a replacement for, traditional telephone service. Wireless service is priced on a flat-rate or usage-sensitive basis and rates are decreasing quarterly. We expect there to be more competition between providers of wireless and traditional telephone service in the future.

Data Services

Competition for data services is rapidly growing in each of our markets, coming from cable television companies, ILECs that provide dial-up and DSL services, and satellite and other wireless Internet access services. Some of our competitors benefit from greater experience, resources, marketing capabilities and name recognition. The incumbent cable television company in each of our markets currently offers high-speed Internet access services for both residential and business customers. The data offerings from the competitors include a range of services from DSL to gigabit Ethernet.

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

Legislation and Regulation

We operate in highly regulated industries and both our cable television and telecommunications voice services are subject to regulation at the federal, state and local levels. Our Internet services are subject to more limited regulation. The following is a summary of laws and regulations affecting the growth and operation of the cable television and telecommunications industries. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

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

Rate regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) authorized rate regulation for certain cable services and equipment. It also eliminated oversight by the FCC and local franchising authorities of all but the basic service tier. Cable service rate regulation does not apply where a cable operator demonstrates to the FCC that it is subject to effective competition in the community. We are not currently subject to rate regulation in any of our markets.

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

The Communications Act of 1934, as amended (the Communications Act) requires cable systems with 36 or more channels must make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, the FCC has modified the way that cable operators must calculate their rates for such access. It is possible that, unless this change is reversed on appeal, there may be more carriage requests in the future. We cannot assure that we would be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not materially impact our ability to compete effectively in our markets.

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

Franchise authority. Cable television systems operate pursuant to franchises issued by franchising authorities (which are the states, cities, counties or political subdivisions in which a cable operator provides cable service). Franchising authority is premised upon the cable operator’s facilities crossing the public rights-of-way. Franchises must be nonexclusive. The terms of franchises, while variable, typically include requirements concerning service rates, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels, and channel capacity. Franchises often may be terminated, or penalties may be assessed, if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the conditions in our franchises are fairly typical for the industry. Our franchises generally provide for the payment of fees of 5% of cable service revenues.

On December 20, 2006, the FCC established rules and provided guidance pursuant to the Communications Act, prohibiting local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate the unreasonable barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order benefits us by facilitating our provision of cable service in a more expeditious manner subject to fewer requirements imposed by local franchising authorities.

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

Pole attachments. The 1996 Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers (with the exception of ILECs) with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access is beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing of and terms of such access. Currently, 19 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which we operate, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does it affect the rate formula otherwise applicable to the cable operator.

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

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services.

Regulation of Local Exchange Operations

Our four ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated earnings are subject to federal regulation by the FCC and our local and intrastate products and services and the regulated earnings are subject to regulation by state Public Service Commissions (PSCs). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates. It also regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. The PSCs have jurisdiction over matters including local service rates, intrastate access rates and the quality of service.

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive access as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act place on ILECs, which gives us important rights to connect with the networks of ILECs in areas where we operate:

•

Interconnection. Preempts laws that prohibit competition for local telephone services, establishes requirements and standards for local network interconnection, unbundling of network elements, and resale and requires ILECs to enter into mutual compensation arrangements with competing local exchange carriers (CLECs) for transport and termination of local calls on each other’s networks.

•

Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, public utilities commissions or at negotiated prices.

•	Collacation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.

•

Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP service, to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another. Although number portability generally benefits our CLEC operations, it represents a burden to Valley Telephone, Knology of the Valley, Inc., Knology Community Telephone and Knology Total Communications.

•	Dialing Parity. Requires ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

•	Access to Rights-of-Way. Requires ILECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

We have state-PSC approved local interconnection agreements with AT&T , CenturyTel (which acquired Embarq Communications in 2009), Qwest, and Verizon for, among other things, the transport and termination of local telephone traffic. These arrangements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection arrangements with incumbent local carriers under which we operate today will be available in the future.

Inter-Carrier Compensation

Our ILEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. The FCC and many PSCs are considering proposals to substantially reduce both access charges and reciprocal compensation payments. Also, recent federal court decisions have called into question whether access charges apply to traffic originating or terminating as VoIP traffic. See also “Regulatory treatment of VoIP services” below. Revenue arising out of inter-carrier compensation could be at risk as these proposals and decisions are implemented.

Regulatory treatment of VoIP services.

Currently, the FCC and state regulators do not treat most IP-enabled services, including those offering real time voice transmissions, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory burdens or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. However, in March 2004, the FCC initiated a rulemaking proceeding to examine issues relating to IP-enabled services, including VoIP services. Although we cannot predict when or if the FCC will issue a final decision in this proceeding, the FCC has issued subsequent decisions that address on a piecemeal basis certain issues identified in the rulemaking. It is not clear whether future decisions from the FCC will clarify the extent to which it intends to assert exclusive jurisdiction over VoIP and other IP-enabled services. The FCC currently has before it a series of petitions for declaratory rulings requesting clarification on which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers (“LECs”) can be subject to access charges, and whether intermediate, terminating LECs can rely on certification by their customers that traffic is enhanced services traffic in making decisions regarding the routing of an intercarrier compensation for access traffic and other issues. (See also “—Forbearance and other relief to dominant carriers” below) Decisions and regulations adopted in these and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation, and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business. Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, cooperation with law enforcement, licensing and 911 emergency access, may be subject to federal or state regulation.

Forbearance and other relief to dominant carriers.

The 1996 Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations if certain conditions that make the regulations unnecessary are present. Future reduction or elimination of federal regulatory requirements could free us from regulatory burdens, but also might increase the relative flexibility of our major competitors. As a result of grants of forbearance, our costs (and those of our competitors) of purchasing broadband services from carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed “commercial agreements” may become less favorable and we may not be able to purchase services from alternative vendors. Changes to the rates, terms and conditions under which we purchase broadband services may increase our costs and, thus, may have a material adverse effect on our business, results of operations, and financial condition.

Regulatory treatment of cable modem services.

The FCC classifies cable modem services that do not contain a separate telecommunications service offering as “information services.” As a result, cable modem providers are not required to comply with common carrier telecommunications obligations. However, the FCC could decide to apply common carrier-like obligations using its authority under the Communications Act. However, we have offered, and will likely continue to offer, access to our network on a wholesale basis. Notwithstanding the determination that cable modem services are “information services,” the FCC could decide to impose certain common carrier obligations on providers of cable modem service. Currently, the FCC has an open proceeding to determine whether to impose universal service contribution obligations and other consumer oriented regulations, as well as local franchise and right-of-way requirements. If imposed, these obligations and requirements would likely increase the costs of providing cable modem service.

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

Franchises

As described above, cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions and the maintenance of insurance and indemnity bonds. As of December 31, 2009, Knology held approximately 82 cable franchises. We are currently in the process of renegotiating one of our existing franchises in Huntsville, Alabama.

Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act and the corresponding regulations of the FCC. As discussed in the “Legislation and Regulation” section above, the FCC has taken recent steps toward streamlining the franchising process. See “Legislation and Regulation—Regulation of Cable Services” above.

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

Employees

At December 31, 2009 we had 1,642 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

Executive Officers of the Registrant

Information regarding our executive officers is included in Item 10 of this annual report and incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2009, we had an accumulated deficit of $626.4 million. Our ability to generate profits will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve and maintain operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to expand our business.

As of December 31, 2009, we had working capital of $26.0 million. If we expand our build out in existing or new markets, it will have to be funded by cash flow from operations or from additional financings. Because of our substantial indebtedness and potential adverse changes in the capital markets, our ability to raise additional capital on a timely basis and with acceptable terms or at all is uncertain, and our ability to make distributions or payments is subject to availability of funds and restrictions under our debt instruments and under applicable law. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2009, we had approximately $610.5 million of outstanding indebtedness, including accrued interest, and our stockholders’ deficit was $33.9 million. We pay interest in cash on our credit facilities. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

During 2009, the global financial markets were in turmoil, and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our video, voice or data services. This risk may be worsened by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. If these economic conditions continue to deteriorate, the growth of our business and results of operations may be adversely affected.

The soundness of financial institutions could adversely affect us.

Our ability to borrow under our credit facilities and to engage in other routine funding transactions could be adversely affected by the actions and commercial soundness of financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different counterparties, and we execute transactions with counterparties in the financial services industry, including commercial banks, investment banks and other financial institutions. Defaults by, or even rumors or questions about one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could affect our liquidity or lead to losses or defaults by us.

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

The rates we must pay utility companies for space on their utility poles is the subject of frequent disputes. If these rates were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with video and telecommunications service providers who do not require or who are less dependent upon pole attachments, such as satellite providers and wireless voice service providers. See “Item 1. Business—Legislation and Regulation—Regulation of Cable Services—Pole attachments” for more information.

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

It is generally expected that the 1996 Act will continue to undergo considerable interpretation and implementation, including potential forbearance from federal regulation enforcing these carriers’ statutory obligations, which could have a negative impact on our interconnection agreements with AT&T and Verizon. It is also possible that further amendments to the Communications Act may be enacted which could have a negative impact on our interconnection agreements with AT&T and Verizon. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state public service commission and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services we have obtained and may seek to obtain under these agreements, which could adversely affect our business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

We could be negatively impacted by future interpretation or implementation of regulations or legislation.

The current communications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act, the 1996 Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and implementation. From time to time federal legislation, FCC and PSC decisions, or courts decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing and the future financial impact of these legislation or decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations and interpretations, and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

In particular, the United States District Court for the District of Columbia in PAETEC Communications, Inc. v. CommPartners, recently held that the termination of VoIP-originated calls is an information service not subject to access charges and that a tariff imposing such charges lacks legal force. There have been inconsistent court, PSC and FCC decisions on this issue that raise concerns about collecting revenue related to the termination of VoIP originated calls on our telephone networks.

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

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Recent FCC decisions facilitate competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors and lessen some of the burdens that can be imposed upon incumbent cable operators with which we ourselves compete. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints on the construction of our network either by local ordinance or as part of the process of granting or renewing a franchise. They have also imposed requirements on the level of customer service we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law but which could increase our expenses in operating our business. See “Item 1. Business—Legislation and Regulation” for more information.

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

As of February 28, 2010, The Burton Partnerships, our largest stockholder, owned approximately 13.0% of our common stock. Donald W. Burton, a member of our board of directors, owned or controlled approximately 13.2% of our common stock, including shares owned by The Burton Partnerships, of which Donald W. Burton is a general partner. Rodger L. Johnson, the Company’s CEO and Chairman of the Board, owned approximately 1.8% of our common stock. Campbell B. Lanier, III, another member of our board of directors, and members of Mr. Lanier’s immediate family owned approximately 2.5% of our common stock. As a result, these stockholders have significant voting power with respect to the ability to:

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

As of February 28, 2010, we had 36,781,623 shares of common stock outstanding. We also had outstanding on that date options to purchase 4,746,173 shares of common stock and warrants to purchase 1,000,000 shares of common stock. Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

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

We own or lease the real property and buildings for our market administrative offices, customer call centers, data center and our corporate offices.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ Global Market under the ticker symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the NASDAQ Global Market for the period from January 1, 2008 through December 31, 2009.

	High	Low
2009
Fourth Quarter	$12.00	$9.49
Third Quarter	$10.18	$7.67
Second Quarter	$8.96	$7.42
First Quarter	$5.69	$3.95

2008
Fourth Quarter	$8.03	$3.70
Third Quarter	$12.10	$8.00
Second Quarter	$15.87	$10.84
First Quarter	$13.89	$8.47

Holders

As of February 28, 2010, there were approximately 396 stockholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the upgrade and expansion of our operations. We are further prohibited from paying dividends or repurchasing our shares pursuant to the terms of our credit agreement, except that we may use up to $10 million of excess cash flow for the payment of dividends and share repurchases subject to a maximum leverage test. Future declarations and payments of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, any restrictions in our debt agreements and other factors our board of directors deems relevant.

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

The following graph and table set forth our cumulative total stockholder return as compared to the NASDAQ Composite Index and the NASDAQ Telecommunications Index since the close of business on December 31, 2004. This graph assumes that $100 was invested on December 31, 2004 and assumes reinvestment of all dividends.

	Cumulative Total Return
As of December 31:	2004	2005	2006	2007	2008	2009
Knology, Inc.	$100.00	$98.46	$272.82	$327.69	$132.31	$280.00
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

There have been no recent sales of unregistered securities. Additionally, we did not repurchase any shares of our common stock during the fourth quarter ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. The data include operating results from PrairieWave (acquired in April 2007), Graceba (acquired in January 2008) and Private Company Cable (acquired in November 2009).

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share)
Statement of Operations Data:
Operating revenues	$230,857	$258,991	$347,652	$410,230	$425,565
Operating expenses:
Direct costs	69,616	75,497	104,060	123,663	132,870
Selling, general and administrative (a)	113,529	116,191	138,509	151,724	148,728
Depreciation and amortization	74,490	68,189	85,776	95,375	90,702
Capital markets activity	62	1,623	219	0	0
Asset impairment and severance	334	0	0	0	0
Non-cash stock compensation	2,101	2,025	2,799	4,640	6,197
Litigation fees	46	0	0	0	0

Total operating expenses	260,178	263,525	331,363	375,402	378,497

Operating income (loss)	(29,321)	(4,534)	16,289	34,828	47,068
Interest expense, net	(33,645)	(33,722)	(40,622)	(46,586)	(40,976)
Loss on debt extinguishment	(544)	0	(27,375)	0	0
Gain (loss) on interest rate derivative instrument	267	(63)	(758)	0	12,096
Debt Modification Expense	0	0	0	0	(3,422)
Amortization of deferred loss on interest rate swaps	0	0	0	0	(18,299)
Gain (loss) on adjustments of warrants to market	37	(464)	(262)	0	0
Loss on investments	0	0	0	0	(353)
Other income (expense), net	(12)	25	(53)	(367)	479

Loss from continuing operations	(63,218)	(38,758)	(52,781)	(12,125)	(3,407)
Income from discontinued operations	8,404	0	8,863	0	0
Provision for income taxes	0	0	0	0	0

Net loss	(54,814)	(38,758)	(43,918)	(12,125)	(3,407)
Preferred stock dividends	(588)	(747)	0	0	0

Net loss attributable to common stockholders	$(55,402)	$(39,505)	$(43,918)	$(12,125)	$(3,407)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(2.69)	$(1.41)	$(1.51)	$(0.34)	$(0.09)
Basic and diluted net loss per share attributable to common stockholders	$(2.33)	$(1.41)	$(1.25)	$(0.34)	$(0.09)

Other Financial Data:
Capital expenditures	$31,613	$27,821	$45,792	$46,349	$54,901
Cash provided by operating activities	18,818	30,543	57,507	79,977	104,157
Cash used in investing activities	(5,555)	(26,028)	(293,073)	(121,542)	(99,681)
Cash provided by (used in) financing activities	(7,162)	(5,121)	270,437	52,479	(17,822)

(a)	excludes asset impairment and severance, non-cash stock compensation and litigation fees, each shown separately in this table.

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Net working capital	$(14,235)	$(9,670)	$6,810	$25,675	$26,166
Property and equipment, net	285,638	243,831	403,476	379,710	357,880
Total assets	375,534	336,561	601,437	643,418	647,901
Noncurrent liabilities	271,167	271,301	562,938	632,690	591,514
Total liabilities	322,172	319,188	636,387	699,875	680,793
Accumulated deficit	(528,234)	(566,992)	(610,910)	(623,035)	(626,442)
Total stockholders’ equity (deficit)	33,511	17,373	(34,950)	(56,457)	(33,892)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In November 2009, we completed the $7.5 million acquisition of the assets of Private Cable Co., LLC (“PCL Cable”), which has delivered small increases in key operating and financial metrics as well as being free cash flow accretive. The transaction was funded using $7.5 million from cash on hand.

Current Economic Conditions

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn. The housing market continues to suffer with depressed home prices, and along with continued high levels of unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased. The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2008 and 2009, the net carrying amount of our property, plant and equipment was approximately $379.7 million, 59% of total assets, and $357.9 million, 55% of total assets, respectively. Total capital expenditures for the years ended December 31, 2007, 2008 and 2009 were approximately $45.8 million, $46.3 million and $54.9 million, respectively.

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

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 350 and ASC 360. Factors we consider important and that could trigger an impairment review include the following:

•	significant underperformance of our assets relative to historical or projected future operating results;

•	significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

•	significant negative industry economic trends.

In accordance with ASC 350, we identified each separate geographic operating unit for goodwill impairment testing purposes. These geographic operating units meet the requirements to be reporting units as they are businesses (and legal entities) in which separate internal financial statements are prepared, including a balance sheet, statement of operations and a statement of cash flows. These geographic operating units are our markets as set forth under “Item 1. Business—Markets”. Also, management evaluates the business and measures operating performance on a geographic operating unit basis.

The geographic operating units shown in the table on the next page represent all the operating units with goodwill on their balance sheets. Goodwill is subject to periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per ASC 350, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. We have adopted January 1 as the calculation date and have evaluated these assets as of January 1, 2010, and no impairment was identified. Based on the results of the test, we recorded no impairment loss to our goodwill as of January 1, 2008, 2009 and 2010.

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

We could record impairment charges in the future if there are long-term changes in market conditions, expected future operating results or federal or state regulations that prevent us from recovering the carrying value of goodwill. For example, we believe a slowdown in the economy impacted our operating results during 2009. Assumptions made about the continuation of these market conditions on a longer-term basis could impact the valuations to be used in the January 1, 2011 annual impairment test and result in a reduction of fair values from those determined in the January 1, 2010 annual impairment test. Such assumptions and fair values will not be determined until the annual impairment test is performed. The following table shows the net carrying value of goodwill as of December 31, 2009 and illustrates the hypothetical impairment charge related to changes in our discounted cash flows (i.e., fair value) from any combination of adjustments to key assumptions at our last annual impairment test date.

	Net Carrying Values	Percent Hypothetical Reduction in Fair Value and Related Impairment Charge
(in millions)		10%	15%	20%	25%
Columbus	$2.8	$—	$—	$—	$—
Dothan	48.0	—	(4)	(7)	(12)
Montgomery	3.2	—	—	—	—
Panama City	2.1	—	—	—	—
Huntsville	2.4	—	—	—	—
Rapid City	25.9	—	—	—	—
Sioux Falls	31.9	—	—	—	—
West Point	32.7	—	—	—	—

		—	$(4)	$(7)	$(12)

Fair Value Measurements. Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” defines fair value and establishes a framework for measuring fair value. ASC 820 replaced Financial Accounting Standards Statement 157 which we adopted with respect to fair value measurements of financial instruments on January 1, 2008.

We record interest rate swaps in our consolidated balance sheet at fair value on a recurring basis. ASC 820 provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels.

•

Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We currently have no Level 1 financial instrument assets or liabilities.

•

Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use a discounted cash flow analysis of the implied yield curves to value our interest rate swaps. We also consider our credit risk and counterparty credit risk in estimating the fair value of our financial instruments. While these inputs are observable, they are not all quoted market prices, so the fair values of our financial instruments fall in Level 2. As of December 31, 2009, the carrying value of our financial instrument liabilities was $16.5 million.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for basic, expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 42.1%, 41.8% and 43.2% of our consolidated revenues for the years ended December 31, 2007, 2008 and 2009, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.7%, 33.5% and 30.8% of our consolidated revenues for the years ended December 31, 2007, 2008 and 2009, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.7%, 22.8% and 23.2% of our consolidated revenues for the years ended December 31, 2007, 2008 and 2009, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.4%, 1.9% and 2.8% of our consolidated revenues for the years ended December 31, 2007, 2008 and 2009, respectively.

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

•

In providing local and long-distance telephone services, we compete with the ILEC and various long-distance providers in each of our markets. AT&T, CenturyTel, Qwest and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, CenturyTel (which acquired Embarq Communications in 2009) and Verizon. We expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, cable competitors as they roll out VoIP and other providers.

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

Direct costs include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.0%, 52.7% and 52.0% for the years ended December 31, 2007, 2008 and 2009, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incurred with traditional networks beginning in 2009.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct costs of voice services as a percentage of voice revenues were approximately 15.8%, 15.7% and 17.8% for the years ended December 31, 2007, 2008 and 2009, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct costs of data services as a percentage of data revenue were 4.5%, 5.9% and 7.2% for the years ended December 31, 2007, 2008 and 2009, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport costs and network access fees. The direct costs of other services as a percentage of other revenue were 16.5%, 18.0% and 22.8% for the years ended December 31, 2007, 2008 and 2009, respectively.

•

Pole attachment and other network rental expenses Pole attachment rents are paid to utility companies for space on their utility poles to deliver our various services. Other network rental expenses consist primarily of network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue were approximately 1.4%, 1.2% and 1.0% of total revenues for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2007, 2008 and 2009.

	Year Ended December 31,
	2007	2008	2009
Operating revenues:
Video	42%	42%	43%
Voice	34	33	31
Data	23	23	23
Other	1	2	3

Total operating revenues	100	100	100
Operating expenses:
Direct costs	30	30	31
Selling, general and administrative expenses	41	38	37
Depreciation and amortization	24	23	21
Capital markets activity	0	0	0

Total operating expenses	95	91	89

Operating income (loss)	5	9	11

Other income (expense):
Interest income	0	0	0
Interest expense	(12)	(12)	(10)
Loss on early extinguishment of debt	(8)	0	0
(Loss) gain on interest rate cap agreement	0	0	(2)
Loss on investments	0	0	0

Other income (expense), net	0	0	0

Total other income (expense)	(20)	(12)	(12)

Loss before income taxes, discontinued operations and preferred stock dividends	(15)	(3)	(1)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	2	0	0
Preferred stock dividend	0	0	0

Net loss attributable to common stockholders	(13)%	(3)%	(1)%

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

	Quarters ended
	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(in thousands, except per share and operating data)
Revenues	$101,337	$102,122	$103,216	$103,556	$104,683	$107,931	$105,802	$107,149
Direct costs	31,370	30,671	30,910	30,712	32,679	34,086	31,896	34,210
Income/(Loss) from continuing operations	(3,194)	(4,004)	(2,847)	(2,078)	(2,273)	1,334	(3,334)	1,044
Net income (loss)	(3,194)	(4,004)	(2,847)	(2,078)	(2,273)	1,334	(3,334)	1,044
Basic and diluted net income (loss) per share	$(.09)	$(.11)	$(.08)	$(.06)	$(.06)	$.04	$(.09)	$.03
Homes passed	1,121,984	1,124,725	1,127,358	1,133,706	1,152,841	1,145,882	1,148,763	1,152,035
Marketable homes passed	911,787	915,313	918,093	919,043	923,533	927,576	930,402	932,834
Video connections (1)	233,006	229,026	230,405	232,777	235,332	231,050	231,186	234,008
Video penetration (2)	25.6%	25.0%	25.1%	25.3%	25.5%	24.9%	24.8%	25.1%
Digital video connections	114,137	110,559	110,961	108,999	108,735	107,110	109,511	113,128
Digital penetration of video connections	49.0%	48.3%	48.2%	46.8%	46.2%	46.4%	47.4%	48.3%
Voice connections	248,694	246,381	246,143	247,182	250,795	247,711	247,457	251,047
Voice penetration (2)	27.3%	26.9%	26.8%	26.9%	27.2%	26.7%	26.6%	26.9%
Data connections	187,682	188,513	192,245	196,835	202,034	200,584	203,277	208,816
Data penetration (2)	20.6%	20.6%	20.9%	21.4%	21.9%	21.6%	21.8%	22.4%
Total connections	669,382	663,920	668,793	676,794	688,161	679,345	681,920	693,871
Average monthly revenue per connection	$50.52	$51.07	$51.67	$51.25	$51.00	$52.64	$51.96	$51.94

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Operating revenues increased 3.7% from $410.2 million for the year ended December 31, 2008, to $425.6 million for the year ended December 31, 2009. Operating revenues from video services increased 7.4% from $171.4 million for the year ended December 31, 2008, to $184.0 million for the same period in 2009. Operating revenues from voice services decreased 4.6% from $137.4 million for the year ended December 31, 2008, to $131.1 million for the same period in 2009. Operating revenues from data services increased 5.5% from $93.5 million for the year ended December 31, 2008, to $98.6 million for the same period in 2009. Operating revenues from other services increased 49.3% from $7.9 million for the year ended December 31, 2008, to $11.8 million for the same period in 2009.

The increased revenues from video, data and other services are due primarily to an increase in the number of connections, from 676,794 as of December 31, 2008, to 693,871 as of December 31, 2009 and rate increases effective the first quarter of 2009. The additional connections resulted primarily from the Private Cable Company (“PCL”) acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and

•	Continued penetration in our mature markets.

We continued to add video connections in 2009 as the popularity of additional services and products such as DVR’s and high-definition televisions continued to grow. However, the growth of new video connections has slowed over time relative to our other services as our video segment matures in our current markets. While the number of new video connections may grow at a declining rate, we believe that new products and new technology, such as additional high-definition channels and video on demand, will continue to fuel growth. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers our bundled service offerings. Further, business customers primarily take voice and data services, with relatively smaller amounts of video products. On the other hand, we believe some of our phone customers, especially customers who are only taking our voice product, are moving to alternative voice products (e.g., mobile phones). As a result of these various factors, we expect that data and voice will represent a higher percentage of our total connections in the future, and that our data connections will grow the fastest and voice connections will benefit from our growing commercial business.

Direct costs. Direct costs increased 7.4% from $123.7 million for the year ended December 31, 2008, to $132.9 million for the year ended December 31, 2009. Direct costs of services for video services increased 5.8% from $90.3 million for the year ended December 31, 2008, to $95.6 million for the same period in 2009. Direct costs of services for voice services increased 8.5% from $21.5 million for the year ended December 31, 2008, to $23.4 million for the same period in 2009. Direct costs of services for data services increased 29.5% from $5.5 million for the year ended December 31, 2008, to $7.1 million for the same period in 2009. Direct costs of services for other services increased 90.0% from $1.4 million for the year ended December 31, 2008, to $2.7 million for the same period in 2009. Pole attachment and other network rental expenses decreased 16.3% from $4.8 million for the year ended December 31, 2008, to $4.1 million for the same period in 2009. We expect our direct costs to increase as we add more connections. In addition, the increase in direct costs of video services is also due to higher programming costs, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. Our direct cost of video services increased about $3.3 million for these additional costs in 2009, with annual percentage increases hereafter similar to our other cable programming costs. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative decreased 0.9% from $156.4 million for the year ended December 31, 2008, to $154.9 million for the year ended December 31, 2009. The decrease in our operating costs, included in selling, general and administrative included decreases in fuel expense, billing, installation costs, supplies, travel, and pole attachment rent, that were partially offset by increases in professional services, personnel cost, insurance expense, and bad debt expense. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $4.6 million for the year ended December 31, 2008, to $6.2 million for the year ended December 31, 2009.

Depreciation and amortization. Our depreciation and amortization decreased from $95.4 million for the year ended December 31, 2008, to $90.7 million for the year ended December 31, 2009, primarily due to the maturing of our asset base.

Debt modification fees. In 2009, we recorded $3.4 million of expense related to the modification of the debt under the Credit Agreement in accordance with the terms of Amendment No. 2, which provides for the extension of the maturity date of an aggregate $397 million of term loans by two years to 2014.

Interest income. Although the cash and certificate of deposit balances were higher in 2009 than in 2008, interest income was $746,000 for the year ended December 31, 2008, compared to $656,000 for the same period in 2009. The decrease in interest income primarily reflects a lower rate of earnings on the cash and cash equivalent balance during the year ended December 31, 2009.

Interest expense. Interest expense decreased from $47.3 million for the year ended December 31, 2008, to $41.6 million for the year ended December 31, 2009. The decrease in interest expense is primarily a result of the decline in interest rates on our long term debt.

Loss on interest rate derivative instrument. Our loss on interest rate derivative instruments was $6.2 million for the year ended December 31, 2009. As discussed in the Notes to the Financial Statements, the Company no longer qualifies to use hedge accounting for our interest rate swaps on our debt and we recorded $18.3 million in amortization of deferred loss associated with these derivative instruments for the year ended December 31, 2009. A gain of $12.1 million was recorded on the value of the interest rate swaps for the year ended December 31, 2009 as a result of the decrease in the market value of the liability representing the derivative instruments.

Loss on investments We recorded a loss of $353,000 for the impairment of our investment in Grande Communications for the year ended December 31, 2009. This investment is now recorded on our books as Rio Holdings. During 2009, the ownership of Grande was reorganized to form a new operating LLC, called Grande Communications Networks, LLC. Upon reorganization, all existing shareholders in Grande, including Knology, were combined to form the new Rio Holdings, Inc. Rio Holdings owns 24.7% class A general partnership units in the newly formed Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC.

Other income (expense), net. Other income (expense), net decreased from expense of $367,000 for the year ended December 31, 2008, to income of $479,000 for the year ended December 31, 2009, primarily due to the disposition of property, plant and equipment.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2008 and 2009, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations. We incurred a loss before discontinued operations of $12.1 million for the year ended December 31, 2008, compared to a loss before discontinued operations of $3.4 million for the year ended December 31, 2009.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $12.1 million and $3.4 million for the years ended December 31, 2008 and 2009, respectively. We expect to have net income as our business matures.

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

Loss on interest rate derivative instrument. Our loss on interest rate derivative instrument was $758,000 for the year ended December 31, 2007. We paid $1.3 million for a hedge instrument, which became effective July 29, 2005 and was scheduled to terminate July 29, 2008. We terminated this agreement on April 18, 2007 for cash proceeds of $716,000 in connection with our entry into a new hedge agreement with a notional amount of $555 million. See Note 2 (Summary of Significant Accounting Policies—Derivative Financial Instruments) to our consolidated financial statements included elsewhere in this annual report. There was no gain (loss) on interest rate derivative instrument during 2008.

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

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $43.9 million and $12.1 million for the years ended December 31, 2007 and 2008, respectively. We expect to have net income as our business matures.

Liquidity and Capital Resources

Overview. As of December 31, 2009, we had approximately $79.8 million of cash, cash equivalents, restricted cash, and certificates of deposit on our balance sheet. Our net working capital on December 31, 2009 was $26.2 million, compared to net working capital of $25.7 million as of December 31, 2008.

Our financial condition has been significantly influenced by positive cash flow from operations and changes in our debt capital structure. On March 14, 2007, the Company entered into the Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received the proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. Prior to Amendment No. 2 discussed below, the $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of December 31, 2009, $160.6 million is outstanding under the term loan, and $2.0 million is outstanding under the revolving credit facility as unused letter of credits. On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $451.1 million of the floating rate debt at 4.977% as of December 31, 2009.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement, which provides for a $59.0 million incremental term loan. The proceeds of the incremental term loan were used to fund in part the $75.0 million Graceba acquisition purchase price. Prior to Amendment No. 2 discussed below, the term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of December 31, 2009, $32.8 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective January 4, 2008, fixes $57.8 million of the floating rate debt at 3.995% as of December 31, 2009.

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

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of December 31, 2009, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $35.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, investing and financing activities. As of December 31, 2009, we had a net working capital of $26.2 million, compared to net working capital of $25.7 million as of December 31, 2008. The increase in the working capital from December 31, 2008 to December 31, 2009 is primarily due to an increase in certificates of deposit resulting from improved operations and reduced acquisitions activity offset by the maturing interest rate swaps moving to current liabilities.

Net cash provided by operating activities from continuing operations totaled $57.0 million, $80.0 million and $104.2 million for the years ended December 31, 2007, 2008 and 2009, respectively, and operating activities from discontinued operations provided net cash of $0.5 million for the year ended December 31, 2007. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	loss on debt extinguishment;

•	non-cash stock option compensation;

•	accretion of second term lien loan;

•	non-cash bank loan interest expense;

•	non-cash (gain) loss on interest rate derivative instrument;

•	non-cash amortization of deferred loss on interest rate derivative instruments;

•	provision for bad debt;

•	loss on disposition of assets; and

•	(gain) loss on adjustment of warrants to market.

Net cash used in investing activities was $293.1 million, $121.5 million and $99.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. Our investing activities in 2007 primarily consisted of $256.2 million purchase of PrairieWave, and $45.8 million of capital expenditures, partially offset by $8.6 million proceeds from sale of discontinued operations. The sale of discontinued operations was a result of the sale of our telephone directory business to Yellow Book USA for $8.6 million, of which $860,000 was placed in escrow and was paid out in September 2008. In 2008, our investing activities consisted primarily of $75.1 million for the purchase of Graceba, and $46.3 million of capital expenditures. Our 2009 investing activities included $54.9 million of capital expenditures, $35.1 million for the purchase of certificates of deposit, $7.5 million for the purchase of assets from PCL Cable, and the investment of $1.5 million in Tower Cloud, Inc.

Net cash provided by financing activities was $270.4 million and $52.5 million for the years ended December 31, 2007 and 2008, respectively. We used net cash from financing activities of $17.8 million for the year ended December 31, 2009. In 2007, financing activities consisted primarily of $555.0 million proceeds from a first lien term loan, $1.7 million proceeds from stock options exercised and $716,000 proceeds from unwinding an interest rate derivative instrument, partially offset by $273.7 million in principal payments on debt and $13.3 million of expenditures related to issuance of debt. In 2008, financing activities consisted primarily of $59.0 million proceeds from long term debt and $818,000 proceeds from stock options exercised, partially offset by $7.1 million in principal payments on debt. During 2009, financing activities consisted primarily of $17.5 million in principal payments on debt, $1.8 million of debt modification expenses, partially offset by $1.5 million of proceeds from stock options exercised.

Capital expenditures, operating expenses and debt service. We spent approximately $54.9 million in capital expenditures during 2009, of which approximately $27.2 million related to the purchase and installation of customer premise equipment, $8.6 million related to plant extensions and enhancements and $19.1 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $71 million in capital expenditures during 2010. We believe we will have sufficient cash on hand, certificates of deposit and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2010. Although the covenants on our credit facility limit the amount of our capital expenditures on an annual basis, we believe we have sufficient capacity under those covenants to fund planned capital expenditures.

Although we are currently not engaged in any activity to expand into other markets or make further acquisitions, we will evaluate acquisition opportunities based on the capital markets and our ability to finance potential transactions on terms attractive to the Company.

Contractual obligations. The following table sets forth, as of December 31, 2009, our long-term debt, capital leases, operating lease and other obligations for 2010 and thereafter. The long-term debt obligations are our principal payments on cash debt service obligations. Interest is comprised of interest payments on cash debt service and capital lease obligations. The capital lease obligations are our future lease payments for video on demand equipment, network fiber leasing and other agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2010 through December 31, 2010	January 1, 2011 through December 31, 2012	January 1, 2013 through December 31, 2014	After December 31, 2014
Long-term debt obligations	$590.2	$5.9	$199.5	$384.8	$0
Interest	108.2	39.3	46.0	22.9	0
Capital lease obligations	12.5	4.5	7.6	0.4	0
Operating lease obligations	19.0	4.3	6.0	3.7	5.0
Programming contracts (1)	310.4	95.6	214.8	0	0
Pole attachment obligations (2)	13.6	4.5	9.1	0	0

Total	$1,053.9	$154.1	$483.0	$411.8	$5.0

(1)	We have entered into contracts with various entities to provide programming to be aired by us. We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
(2)	Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

As discussed above, we currently expect to spend about $71 million in capital expenditures in 2010. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $79.8 million of cash and cash equivalents on hand, and certificates of deposit as of December 31, 2009, with the remainder funded by cash flow generated by operations. Beyond 2010, we may need to raise additional capital through equity offerings, asset sales or debt refinancing to grow the business through any potential merger and acquisition activity.

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

In July 2005, we entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280 million to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. We did not designate the cap agreement as an accounting hedge under the proper FASB guidance. Accordingly changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). On April 18, 2007, we unwound our existing interest rate cap agreement for $0.7 million cash proceeds. “Gain (loss) on interest rate derivative instrument” was $(0.8) million, $0 and $12.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

On April 18, 2007, we entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555 million in connection with the first lien term loan associated with the acquisition of PrairieWave. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $451.1 million at 4.977% as of December 31, 2009.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2009	January 3, 2010	$451.1 million
January 3, 2010	April 2, 2010	$449.7 million
April 3, 2010	July 3, 2010	$398.4 million

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59 million, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba. The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57.8 million of the floating rate debt at 3.995% as of December 31, 2009.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
December 31, 2009	March 30, 2010	$57.8 million
March 31, 2010	June 29, 2010	$57.7 million
June 30, 2010	September 30, 2010	$57.5 million

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400 million. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400.0 million
October 3, 2010	January 2, 2011	$398.8 million

Until the December 31, 2008 reset of the borrowing rate on the $59 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate derivative instruments” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amount of $12.1 million for the year ended December 31, 2009. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet is related to the interest rate swaps, and it is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amount of $18.3 million for the year ended December 31, 2009. As of December 31, 2009, there is $10.3 million remaining in accumulated other comprehensive loss to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-30 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2009. Our independent registered public accounting firm also audited, and reported on the effectiveness of our internal control over financial reporting. Management’s report is included below under the caption “Management’s Report on Internal Control over Financial Reporting” and the independent registered public accounting firm’s attestation report is included below under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: March 15, 2010

/s/ RODGER L. JOHNSON	/s/ M. TODD HOLT
Rodger L. Johnson	M. Todd Holt
Chief Executive Officer	Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited Knology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knology Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Knology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of Knology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 15, 2010

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

Name	Age	Position	Current Term Expires
Rodger L. Johnson	62	Chief Executive Officer and Chairman of the Board	2011
M. Todd Holt	42	President and Chief Financial Officer
Bret T. McCants	50	Executive Vice President of Operations
John Treece	40	Vice President of Engineering and Chief Technical Officer
Chad S. Wachter	43	Vice President, General Counsel and Secretary
Alan A. Burgess (1)	74	Director	2012
Donald W. Burton (2)	67	Director	2010
Eugene I. Davis (1)(3)	56	Director	2011
O. Gene Gabbard (1)(2)	69	Director	2012
Campbell B. Lanier, III	59	Lead Director	2011
William H. Scott, III (2)(3)	62	Director	2010

(1)	Member of the audit committee.
(2)	Member of the compensation and stock option committee.
(3)	Member of the nominating committee.

Provided below are biographies of each of the officers and directors listed in the table above.

Rodger L. Johnson was appointed Chairman of the Board in July 2008 and continues as Chief Executive Officer, a position he has held since June 1999. Mr. Johnson had served as President from April 1999 to July 2008 and has served as a director since April 1999. Prior to joining us, Mr. Johnson had served as President and Chief Executive Officer, as well as a director, of Communications Central, Inc., a publicly traded provider of pay telephone services. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of CareCentric, Inc., a publicly traded medical software manufacturer. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Firstwave Technologies, Inc., a publicly traded sales and marketing software provider. Mr. Johnson spent his early career from June 1971 to November 1984 with AT&T where he worked in numerous departments, including sales, marketing, engineering, operations and human resources. In his final job at AT&T, he directed the development of consumer market sales strategies for AT&T’s Northeastern Region.

Todd Holt has served as our President since July 2008. He has also served as Chief Financial Officer since April 2009, having previously served in that position from August 2005 to July 2008. Mr. Holt was Knology’s Corporate Controller from January 1998 to July 2005. Mr. Holt is a member of the American Institute of Certified Public Accountants and previously practiced public accounting as an audit manager with Ernst & Young.

Bret T. McCants has served as our Executive Vice President of Operations since July 2008 and served as our Senior Vice President of Operations from December 2004 to July 2008. From April 1997 to December 2004, Mr. McCants served as our Vice President of Network Services. Prior to joining Knology, Mr. McCants served as Director of Operations and Energy Management for CSW Communications. Mr. McCants has extensive experience in two-way customer controlled load management equipment and their facilitating networks. He has over twelve years of experience in operations, sales and marketing and engineering with the electric utility industry.

John Treece has served as our Vice President of Engineering and Chief Technical Officer since joining Knology in August 2009. Mr. Treece oversees our technology strategy for IP infrastructure, managing the direction of network operations, engineering, and information technology. From 2007 to 2009, Mr. Treece held the position of Vice President of Network Engineering for Comcast’s Southern Division. From 2005 to 2007, Mr. Treece held the position of Director of Business Development with Juniper Networks. From 1999 to 2005, Mr. Treece held various positions with Comcast Corporation. Prior to that time, Mr. Treece also worked for Viacom and InterMedia Partners.

Chad S. Wachter has served as our Vice President since October 1999 and as General Counsel and Secretary since August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., which was a provider of wireless communications services. From May 1990 until April 1997, Mr. Wachter was an associate and then a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

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

Donald W. Burton has been one of our directors since January 1996. Since December 1983, he has served as Managing General Partner of South Atlantic Venture Funds. Mr. Burton also has been the General Partner of the Burton partnerships since October 1979. Since January 1981, he has served as President and Chairman of South Atlantic Capital Corporation. Mr. Burton is a director of Capital Southwest Corporation and serves as an independent director on the BlackRock Equity Bond Board.

Eugene I. Davis has been one of our directors since November 2002. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately held consulting firm, and of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic products. From May 1999 to June 2001, he served as Chief Executive Officer of SmarTalk Teleservices Corp., an independent provider of prepaid calling cards. Mr. Davis was Chief Operating Officer of Total-Tel Communications, Inc., a long-distance telecommunications provider from October 1998 to March 1999. Mr. Davis currently serves as the chairman of the board of Atlas Air Worldwide Holdings, Inc. In addition, during the past five years, Mr. Davis has held directorship positions with the following public companies: American Commercial Lines Inc., Exide Technologies, iPCS, Inc., Oglebay Norton Industrial Sands, Inc., Tipperary Corporation, Viskase Companies, Inc., McLeod Communications, Granite Broadcasting Corporation, Footstar Corporation, PRG-Schultz International, Inc., Silicon Graphics International Corp., SeraCare Life Sciences, Inc., FXI-Foamex Innovations, Ion Media Networks, Inc., Delta Airlines, Inc., Atari, Inc., Solutia Inc., Media General, Inc., Rural/Metro Corporation, TerreStar Corporation, Spectrum Brands, Inc., Ambassadors International, Inc., and DEX One Corporation.

O. Gene Gabbard has been one of our directors since September 2003. Mr. Gabbard has worked independently as an entrepreneur and consultant since February 1993. From August 1990 to January 1993, Mr. Gabbard served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard also served from June 1998 to June 2002 as Chairman of the Board of ClearSource, Inc., a provider of broadband communications services. In January 2005, Mr. Gabbard was appointed to the Board of Directors of COLT Telecom Group, SA, Luxembourg, a provider of telecommunications service to businesses throughout Europe. Since June 2006, he has also been a member of the board and audit committee of

Hughes Communications, Inc., Germantown, Maryland, the leading provider of satellite based data communications systems and services. He is currently a Special Limited Partner in Ballast Point Ventures, a venture capital fund based in St. Petersburg, Florida.

Campbell B. Lanier, III has been one of our directors since November 1995 and served as Chairman of the Board from September 1998 until July 2008, when he was designated as our Lead Director. Since May 2003, Mr. Lanier has served as Chairman and Chief Executive Officer of Magnolia Holding Company, LLC and Chairman of ITC Holding Company, LLC. Magnolia is a major shareholder in a promotional goods business, and a minor shareholder in Interactive Communications, Inc. (InComm), a provider of stored value card services, prepaid telephony, and other prepaid products. Mr. Lanier serves on the Board of Directors of InComm. ITC provides early stage funding for businesses in technology, telecom, and financial services. Mr. Lanier served as Chairman of the Board and Chief Executive Officer of ITC Holding Company, Inc. from its inception in May 1989 until its sale to West Corporation in May 2003. During this period, Mr. Lanier was also an officer and director of several subsidiaries of ITC Holding, Inc. In conjunction with the sale of ITC Holding Company, Inc. to West Corporation, the ITC Holding Company name was transferred to an entity owned by Mr. Lanier, and continues to operate currently as ITC Holding Company, LLC (noted above). In addition, since January 2008 Mr. Lanier has served as Manager of the General Partner of ITC Partners Fund I, LP, a private investment fund targeting primarily early stage technology companies. Mr. Lanier has also served as a Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership since July 1997, and as a Senior Director of Kinetic Ventures, LLC since January 2009.

William H. Scott, III has been one of our directors since November 1995. He served as President of ITC Holding Company, Inc. from December 1991 and was a director of that company until its sale in May 2003. Mr. Scott is a private investor in and serves as a director of several private companies.

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

We have adopted a code of ethics that applies to our employees, officers and directors, including our chief executive officer, chief financial officer, principal accounting officer and controller. This code of ethics is posted on our website located at www.knology.com. The code of ethics may be found as follows: from our main web page, first click on “Corporate Information” and then on “About Us” at the top of the page and then on “Investors.” Next, click on “Corporate Governance.” Finally, click on “Standards of Conduct.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Meetings and Committees of the Board” of our 2010 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our 2010 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the section entitled “Transactions with Related Persons” of our 2010 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firms” of our 2010 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ reports are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2008 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009.

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

(File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13	Ordinance No. 78-2007 (Montgomery, Alabama), dated November 5, 2007 (Incorporated herein by reference to Exhibit 10.13 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.14	Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.15	Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16	Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.17	Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18	Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19	Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20	Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21	Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.22 †	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23 †	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998
(File No. 333-43339)).

10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28	Pole Attachment Agreement, dated April 12, 2007, between PrairieWave Black Hills, LLC and Black Hills Power, Inc. (Incorporated herein by reference to Exhibit 10.29 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.29	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.304	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.31	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.32 **	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.33	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.34 †	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.35 †	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.36 †	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.37	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.38	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc., ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999
(File No. 000-32647)).

Exhibit No.	Exhibit Description
10.39	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc., ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.40 †	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.41	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003
(File No. 000-32647)).

10.42	State of Florida Department of State Certificate of Franchise Authority issued to Knology, Inc. on January 9, 2008, as amended June 10, 2008. (Incorporated herein by reference to Exhibit 10.42 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 000-32647)).

10.43	Tennessee Regulatory Authority Certificate of Franchise Authority issued to Knology, Inc. on December 15, 2008. (Incorporated herein by reference to Exhibit 10.43 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.44 †	Lease, dated December 15, 2008 by and between D. L. Jordan Company and Knology, Inc. (Incorporated herein by reference to Exhibit 10.44 to Knology, Inc.’s Annual Report on
Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.45	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.46

Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Annual Report on

Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.47	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.48 **	Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-32647)).

10.49 **	Description of Named Executive Officer and Director Compensation Arrangements (Incorporated herein by reference to Exhibit 10.57 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-32647)).

10.50	Amended and Restated Credit Agreement, dated as of March 14, 2007, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, as Administrative Agent and Collateral Agent and Jefferies & Company, Inc., as Syndication Agent, Royal Bank of Canada and CIT Lending Services Corporation, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.51	Amended and Restated Pledge and Security Agreement, dated as of April 3, 2007, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007
(File No. 000-32647)).

10.52	Amended and Restated Trademark Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Black Hills FiberCom, LLC and PrairieWave Communications, Inc., each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

10.53	Amended and Restated Guaranty, dated as of April 3, 2007, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation (Incorporated herein by reference to Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.54	Revolving Note, dated as of April 3, 2007, in favor of Royal Bank of Canada (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.55	Revolving Note, dated as of April 3, 2007, in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.56 **	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

10.57	First Amendment to Amended and Restated Credit Agreement dated as of March 14, 2007 by and among Knology, Inc., each Guarantor party thereto, each of the Incremental Term loan lenders party thereto and Credit Suisse, acting through one or more of its branches as Administrative Agent, such Second Amendment dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.66 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.58 **	Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knology Inc.’s Amended Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008 (File No. 000-32647)).

10.59	Amendment No. 2, dated as of September 28, 2009, to the Amended and Restated Credit Agreement dated as of March 14, 2007 as amended on January 4, 2008, by and among Knology, Inc., as borrower, certain subsidiaries of Knology party thereto, as guarantors, the lenders named therein, the syndication and documentation co-agents named therein and Credit Suisse, acting through one or more of its branches, as administrative agent (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 000-32647)).

21.1 ***	Subsidiaries of Knology, Inc.

23.1 ***	Consent of BDO Seidman, LLP.

31.1 ***	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

Exhibit No.	Exhibit Description
31.2 ***	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1 ***	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2 ***	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

†	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman of the Board and Chief Executive Officer

March 15, 2010
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RODGER L. JOHNSON Rodger L. Johnson	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 15, 2010

/s/ M. TODD HOLT M. Todd Holt	President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 15, 2010

/s/ ALAN A. BURGESS Alan A. Burgess	Director	March 15, 2010

/s/ DONALD W. BURTON Donald W. Burton	Director	March 15, 2010

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 15, 2010

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 15, 2010

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Director	March 15, 2010

/s/ WILLIAM H. SCOTT III William H. Scott III	Director	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited the accompanying consolidated balance sheets of Knology, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 15, 2010

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,362	$44,016
Restricted cash	680	725
Certificates of deposit	0	35,050
Accounts receivable, net of allowance for doubtful accounts of $1,014 and $1,218 as of December 31, 2008 and 2009, respectively	32,641	32,668
Prepaid expenses and other	2,177	2,986

Total current assets	92,860	115,445

PROPERTY, PLANT AND EQUIPMENT, NET:
System and installation equipment	835,160	886,018
Test and office equipment	64,692	68,426
Automobiles and trucks	8,932	7,549
Production equipment	781	781
Land	6,224	6,267
Buildings	37,576	37,740
Construction and premise inventory	10,069	9,454
Leasehold improvements	2,453	2,457

	965,887	1,018,692
Less accumulated depreciation and amortization	(586,177)	(660,812)

Property, plant, and equipment, net	379,710	357,880

OTHER LONG-TERM ASSETS:
Goodwill	146,618	149,741
Customer base, net	10,684	8,661
Deferred debt issuance and debt modification costs, net	8,461	7,544
Investments	2,536	3,683
Other intangibles and other assets, net	2,549	3,947

Total assets	$643,418	$646,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long term debt	$7,615	$9,841
Accounts payable	24,876	25,768
Accrued liabilities	20,405	22,349
Unearned revenue	14,289	14,795
Interest rate swaps	0	16,526

Total current liabilities	67,185	89,279

NONCURRENT LIABILITIES:
Long term debt, net of current portion	604,068	591,514
Interest rate swaps	28,622	0

Total noncurrent liabilities	632,690	591,514

Total liabilities	699,875	680,793

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2009, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 35,663,297 and 36,561,405 shares issued and outstanding at December 31, 2008 and 2009, respectively	357	366
Additional paid-in capital	594,843	602,508
Accumulated other comprehensive loss	(28,622)	(10,324)
Accumulated deficit	(623,035)	(626,442)

Total stockholders’ deficit	(56,457)	(33,892)

Total liabilities and stockholders’ deficit	$643,418	$646,901

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
OPERATING REVENUES:
Video	$146,457	$171,439	$184,040
Voice	117,316	137,411	131,127
Data	78,986	93,459	98,571
Other	4,893	7,921	11,827

Total operating revenues	347,652	410,230	425,565

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	104,060	123,663	132,870
Selling, general and administrative	141,308	156,364	154,925
Depreciation and amortization	85,776	95,375	90,702
Capital markets activity	219	0	0

Total operating expenses	331,363	375,402	378,497

OPERATING INCOME	16,289	34,828	47,068

OTHER INCOME (EXPENSE):
Interest income	784	746	656
Interest expense	(41,406)	(47,332)	(41,632)
Debt modification expense	0	0	(3,422)
Loss on debt extinguishment	(27,375)	0	0
Gain (loss) on interest rate derivative instruments	(758)	0	12,096
Amortization of deferred loss on interest rate swaps	0	0	(18,298)
Loss on adjustment of warrants to market	(262)	0	0
Other than temporary impairment of investments	0	0	(353)
Other income (expense), net	(53)	(367)	478

Total other expense	(69,070)	(46,953)	(50,475)

LOSS FROM CONTINUING OPERATIONS	(52,781)	(12,125)	(3,407)
INCOME FROM DISCONTINUED OPERATIONS (includes gain on disposal of $8,251 in 2007) (Note 10)	8,863	0	0

NET LOSS	$(43,918)	$(12,125)	$(3,407)

LOSS FROM CONTINUING OPERATIONS PER SHARE	$(1.51)	$(0.34)	$(0.09)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE	0.25	0.00	0.00
BASIC AND DILUTED NET LOSS PER SHARE	$(1.25)	$(0.34)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,064,110	35,520,016	35,990,536

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
BALANCE, December 31, 2006	34,780,896	$348	$584,017	$0	$(566,992)	$17,373

Net loss					(43,918)	(43,918)
Change in fair value of interest rate swap				(13,782)		(13,782)
Exercise of stock options and stock awards	478,178	4	1,720			1,724
Non-cash stock option compensation			2,799			2,799
Exercise of warrants	50,938	1	853			854

BALANCE, December 31, 2007	35,310,012	$353	$589,389	$(13,782)	$(610,910)	$(34,950)

Net loss					(12,125)	(12,125)
Change in fair value of interest rate swap				(14,840)		(14,840)
Exercise of stock options and stock awards	353,285	4	814			818
Non-cash stock option compensation			4,640			4,640

BALANCE, December 31, 2008	35,663,297	$357	$594,843	$(28,622)	$(623,035)	$(56,457)

Net loss					(3,407)	(3,407)
Amortization of deferred loss on interest rate swaps				18,298		18,298
Exercise of stock options and stock awards	898,108	9	1,467			1,476
Non-cash stock option compensation			6,198			6,198

BALANCE, December 31, 2009	36,561,405	$366	$602,508	$(10,324)	$(626,442)	$(33,892)

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,918)	$(12,125)	$(3,407)
Income and gain on discontinued operations	8,863	0	0

	(52,781)	(12,125)	(3,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,776	95,375	90,702
Loss on debt extinguishment	9,251	0	0
Non-cash stock compensation	2,799	4,640	6,198
Accretion of second lien term loan	169	0	0
Non-cash bank loan interest expense	3,077	2,836	2,748
Non-cash loss (gain) on interest rate swaps	758	0	(12,096)
Non-cash amortization of deferred loss on interest rate swaps	0	0	18,298
Non-cash loss on investments	0	0	353
Provision for bad debt	5,004	5,326	5,774
Loss (gain) on disposition of assets	67	392	(160)
Loss on adjustment of warrants to market	262	0	0
Changes in operating assets and liabilities:
Accounts receivable	(6,592)	(7,170)	(5,754)
Prepaid expenses and other assets	1,427	(261)	(1,662)
Accounts payable	344	(2,541)	712
Accrued liabilities	7,316	(6,196)	1,944
Unearned revenue	133	(299)	506

Total adjustments	109,791	92,102	107,563

Net cash provided by operating activities from continuing operations	57,010	79,977	104,156

Net cash provided by operating activities from discontinued operations	497	0	0

Net cash provided by operating activities	57,507	79,977	104,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,792)	(46,349)	(54,901)
Acquisition of businesses, net of cash acquired	(256,162)	(75,145)	(7,500)
Investment in certificates of deposit	0	0	(35,050)
Investment in Tower Cloud, Inc.	0	0	(1,500)
MDU signing bonuses and other intangible expenditures	(377)	(1,104)	(950)
Proceeds from sale of property	498	277	266
Change in restricted cash	161	779	(45)

Net cash used in investing activities from continuing operations	(301,672)	(121,542)	(99,680)

Net cash provided by investing activities from discontinued operations	8,599	0	0

Net cash used in investing activities	(293,073)	(121,542)	(99,680)

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	555,000	59,000	0
Principal payments on debt and short-term borrowings	(273,688)	(7,134)	(17,467)
Expenditures related to issuance and modification of long term debt	(13,316)	(205)	(1,831)
Stock options exercised	1,724	818	1,476
Proceeds from unwind of interest rate hedge instrument	716	0	0
Proceeds from exercised warrants	1	0	0

Net cash provided by (used in) financing activities	270,437	52,479	(17,822)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,871	10,914	(13,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,577	46,448	57,362

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,448	$57,362	$44,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$32,679	$44,655	$39,532

Non-cash financing activities: Debt acquired (adjusted) in capital lease transactions	$682	$4,499	$7,140

Detail of acquisition:
Accounts receivables, net	6,287	644	48
Prepaid expenses	1,322	75	4
Property, plant and equipment	197,726	18,631	4,399
Goodwill	57,804	47,980	3,123
Customer base	4,402	9,135	106
Intangible and other assets	1,234	0	0
Investments	1,293	0	0
Accounts payable	(7,414)	(583)	(180)
Accrued liabilities	(3,022)	(737)	0
Unearned revenue	(3,470)	0	0

Cash paid for acquisition, net of cash acquired of $2,680 in 2007, $459 in 2008 and $0 for 2009	$256,162	$75,145	$7,500

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

Certain prior year amounts have been reclassified to conform to current year presentation. Corresponding changes have been made to the Company’s Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows as appropriate.

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

On November 17, 2009, the Company completed its acquisition of the assets of Private Cable Co., LLC (“PCL Cable”), a voice, video and high-speed Internet broadband services provider in Athens and Decatur, Alabama. The financial position and results of operations for PCL Cable are included in the Company’s consolidated financial statements since the date of acquisition.

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

As of December 31, 2008 and 2009, the Company had $680 and $725, respectively, of cash that was restricted in use, all of which was pledged as collateral related to certain insurance, franchise and surety bond agreements.

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. The Company writes off and sends to collections any accounts receivable 115 days past due. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs	Recoveries	Balance at end of period
2007	$687	$5,004	$6,442	$1,726	$975
2008	$975	$5,326	$7,002	$1,715	$1,014
2009	$1,014	$5,774	$6,701	$1,131	$1,218

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

Depreciation expense for the years ended December 31, 2007, 2008 and 2009 was $83,989, $92,575 and $88,164, respectively. Inventories are valued at the lower of cost (determined on a weighted average basis) or market and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under the Financial Accounting Standards Board (“FASB”)’s accounting guidance, as well as the carrying value of goodwill as of December 31, 2008 and 2009.

	2008	2009	Weighted average amortization period (years)
Customer base	$13,997	$14,103	6.9
Other	3,622	4,571	7.5

Gross carrying value of intangible assets subject to amortization	17,619	18,674
Less: Accumulated amortization
Accumulated amortization, customer base	3,313	5,442
Accumulated amortization, other	2,015	2,423

Total accumulated amortization	5,328	7,865

Net carrying value	12,291	10,809
Goodwill	146,618	149,741

Total goodwill and intangibles	$158,909	$160,550

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired and the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company would perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated in accordance with the appropriate FASB guidance, to the carrying amount of goodwill at the reporting unit. The excess of the carrying amount over the fair value would be recognized as an impairment loss. The Company has adopted January 1 as the calculation date and evaluated these assets as of January 1, 2008, 2009 and 2010, and no impairment was identified.

A summary of changes in the Company’s goodwill and other intangibles related to continuing operations during the years ended December 31, 2009 and 2008 is as follows:

	December 31, 2008	Acquisitions	Amortization and other activity	December 31, 2009
Goodwill	$147,912	$3,123		$151,035
Accumulated Impairment	(1,294)	0	0	(1,294)
Customer Base	10,684	106	$(2,129)	8,661
Other	1,607		541	2,148

Total goodwill and intangibles	$158,909			$160,550

	December 31, 2007	Acquisitions	Amortization and other activity	December 31, 2008
Goodwill	$99,932	$47,980		$147,912
Accumulated Impairment	(1,294)	0	0	(1,294)
Customer Base	3,673	9,135	$(2,124)	10,684
Other	1,178		429	1,607

Total goodwill and intangibles	$103,489			$158,909

Amortization expense related to intangible assets was $1,787, $2,800 and $2,538 for the years ended December 31, 2007, 2008 and 2009, respectively. If incurred, the company capitalizes the costs incurred to renew or extend the costs of a recognized intangible asset.

Scheduled amortization of intangible assets for the next five years as of December 31, 2009 is as follows:

2010	$2,453
2011	2,209
2012	1,475
2013	1,473
2014	1,449
Thereafter	1,750

$10,809

Deferred debt issuance and debt modification costs

Deferred debt issuance and debt modification costs include costs associated with the issuance, refinancing and modification of debt and credit facilities (see Note 4). Deferred debt issuance and debt modification costs are amortized to interest expense over the contractual term of the debt using the effective interest method. Deferred debt issuance and debt modification costs and the related useful lives and accumulated amortization as of December 31, 2008 and 2009 are as follows:

	2008	2009	Amortization Period (Years)
Previous deferred debt issuance costs	$11,092	$8,461	4-6
Expenditures related to bank loans	205	1,831	4-6
Costs amortized to interest expense	(2,836)	(2,748)

Deferred debt issuance costs, net	$8,461	$7,544	4-6

Derivative Financial Instruments

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

In July 2005, the Company entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280,000 to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. The Company paid $1,270 for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. The Company did not designate the cap agreement as an accounting hedge under the FASB accounting guidance. Accordingly, changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). “Gain (loss) on interest rate derivative instrument” in relation to this interest rate cap agreement was $(758) for the year ended December 31, 2007. On April 18, 2007, the Company unwound its existing interest rate cap agreement for $716 cash proceeds.

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the term loan associated with the acquisition of PrairieWave. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $451,125 of the floating rate debt at 4.977% as of December 31, 2009.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2009	January 2, 2010	$451,125
January 3, 2010	April 2, 2010	$449,738
April 3, 2010	July 3, 2010	$398,350

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba. The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57,820 of the floating rate debt at 3.995% as of December 31, 2009.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
December 31, 2009	March 30, 2010	$57,820
March 31, 2010	June 29, 2010	$57,673
June 30, 2010	September 30, 2010	$57,525

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%. The interest rate swap is recorded at fair value on December 31, 2009, and the income statement reflects any changes in fair value for the period then ended.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400,000
October 3, 2010	January 2, 2011	$398,800

Knology has borrowings under term loans that bear interest at variable rates (see Note 4—Long-Term Debt). For the two term loans in existence as of December 31, 2008, the Company is able to choose interest rates on its debt at a base rate of 1-month, 2-month, 3-month or 6-month LIBOR. Interest costs are calculated and paid for the corresponding period, followed by another rate reset period.

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

•

The Company has continued to use 1-month LIBOR for the subsequent reset periods on the related term loans in January through December 2009. The Company will determine LIBOR rates on future reset dates based on prevailing conditions at the time.

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company is no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate derivative instruments” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value for the interest rate swaps in the amount of $12,096 for the year ended December 31, 2009. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet is related to the interest rate swaps, and it is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amount of $18,299 for the year ended December 31, 2009. As of December 31, 2009, there is $10,324 remaining in accumulated other comprehensive loss to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

Valuation of long-lived assets

In accordance with FASB accounting guidance, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company evaluated these assets as of December 31, 2009, and no impairment was identified.

Direct Costs

Cost of services related to video consists primarily of monthly fees to the National Cable Television Cooperative and other programming providers and is generally based on the average number of subscribers to each program. Cost of services related to voice, data and other services consists primarily of transport cost and network access fees specifically associated with each of these revenue streams. Pole attachment rents are paid to utility companies for space on their utility poles to deliver the Company’s various services. Other network rental expenses consist primarily of network hub rents.

Stock-based compensation

The Company utilizes the recognition provisions of the related FASB accounting guidance for stock-based employee compensation. As a result, the Company recorded $2,799, $4,640 and $6,198 of non-cash stock compensation expense, which was included in selling, general and administrative expenses on the statement of operations for the years ended December 31, 2007, 2008 and 2009, respectively. See Note 8—Equity Interests for further discussion of the assumptions used in calculating non-cash stock compensation expense.

Investments

Investments and equity ownership in associated companies consisted of the following as of December 31, 2008 and 2009:

	2008	2009
Grande Communications (“Grande”)	$1,243	$0
Rio Holdings, Inc. (“Rio Holdings”)	0	890
PrairieWave Condominium Association (“PWCA”)	1,293	1,293
Tower Cloud, Inc. (“Tower Cloud”)	0	1,500

Total investments	$2,536	$3,683

As of December 31, 2008, the Company, through its wholly owned subsidiaries, owned approximately 10,946,556 shares, or 1.5%, of the common stock of Grande. The Company’s investment in Grande was accounted for under the cost method of accounting adjusted for impairment write downs. During 2009, the ownership of Grande was reorganized to form a new operating LLC, called Grande Communications Networks, LLC. Upon reorganization, all existing shareholders in Grande, including Knology, were combined to form the new Rio Holdings, Inc. Rio Holdings owns 24.7% class A general partnership units in the newly formed Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company’s investment in Rio Holdings is accounted for under the cost method of accounting adjusted for impairment write downs.

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

As of December 31, 2009, the Company, through its wholly owned subsidiaries, owned approximately 4,687,500 shares, or 7.6%, of the series A preferred stock of Tower Cloud. The Company’s investment in Tower Cloud is accounted for under the cost method of accounting adjusted for impairment write downs. The Company did not estimate the fair value of the investment in Tower Cloud since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Accrued liabilities

Accrued liabilities as of December 31, 2008 and 2009 consisted of the following:

	2008	2009
Accrued trade expenses	$5,249	$5,328
Accrued property and other taxes	2,659	2,518
Accrued compensation	2,693	5,347
Accrued interest	9,804	9,156

Total accrued liabilities	$20,405	$22,349

Fair Value of Financial Instruments

The Company adopted the required provisions of the FASB’s accounting guidance pertaining to the valuation of financial instruments on January 1, 2008. The guidance defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$28,622	$0	$28,622

Total liabilities	$0	$28,622	$0	$28,622

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Certificates of deposit	$0	$35,050	$0	$35,050

Total assets	$0	$35,050	$0	$35,050

Liabilities
Interest rate swaps	$0	$16,526	$0	$16,526

Total liabilities	$0	$16,526	$0	$16,526

The Company used a discounted cash flow analysis applied to the LIBOR forward yield cures to value the interest rate swaps on its balance sheet at December 31, 2009.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2009, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $571,529, compared to a carrying value of $590,203.

Revenue recognition

Knology accounts for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) in accordance with the proper FASB accounting guidance relating to financial reporting by cable television companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs, or commissions, have exceeded installation revenue in all reported periods and are expensed as period costs in accordance with the FASB guidance. Credit risk is managed by disconnecting services to customers who are delinquent.

All other revenue is accounted for in accordance with the FASB’s revenue recognition guidance. In accordance with this guidance, revenue from advertising sales is recognized as the advertising is transmitted over the Company’s broadband network. Revenue derived from other sources, including commercial data and other services, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectibility is reasonably assured.

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

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $6,803, $7,643 and $7,832 of advertising expenses are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2008, and 2009, respectively.

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

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in the appropriate FASB accounting guidance. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (see Note 7).

On January 1, 2007, the Company adopted the provisions of the appropriate FASB accounting guidance in accounting for uncertainty in income taxes. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Also, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting literature also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. Since the date of adoption, the Company has not recorded a liability for unrecognized tax benefits at any time.

Net loss per share

With regards to earnings per share, the Company follows the appropriate FASB accounting guidance, which requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,000,000 in 2007, 2008 and 2009), stock options (3,080,892, 3,652,921 and 3,135,552 shares in 2007, 2008 and 2009, respectively, using the treasury stock method) and preferred stock (zero shares in 2007, 2008 and 2009) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants expire in December 2013, and each warrant is a right to buy one share of common stock at an exercise price of $9.00 per share.

Recently adopted accounting pronouncements

In June 2009, the FASB issued new accounting guidance that establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued new accounting guidance that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance changed the manner in which we accounted for the PCL acquisition, although it did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued new accounting guidance that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. The new guidance is effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007 and non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In February 2010, the FASB issued new accounting guidance that amended and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for interim and annual financial periods ending after February 24, 2010. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2007, 2008, and 2009 were $1,450, $1,570 and $1,074, respectively.

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

On September 28, 2009, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”) which extends the maturity date of an aggregate $399,000 of existing term loans under the Credit Agreement by two years (the “Extended Term Loan”). The Extended Term Loan bears interest at LIBOR plus 3.50% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increases the revolving credit facility to $35,000 from $25,000 and allows for an annual, cumulative restricted payment allowance of $10,000 for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test. The Company recorded an expense of $3,422 related to the modification of the debt under the Credit Agreement in accordance with the FASB debt modification guidance. The Company also recorded $1,831 in deferred debt modification costs that will be amortized as non-cash bank loan interest expense over the life of the Extended Term Loan.

Long-term debt at December 31, 2008 and 2009 consisted of the following:

	2008	2009
Initial Term Loan, at a rate of LIBOR plus 2.25% (2.48% at December 31, 2009), with $1,614 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$546,675	$160,586
First Amendment Incremental Term Loan, at a rate of LIBOR plus 2.75% (2.98% at December 31, 2009), with $330 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	58,410	32,833
Extended Term Loan, at a rate of LIBOR plus 3.50% (3.78% at December 31, 2009), with $3,988 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2014	0	396,783
Capitalized lease obligations, at rates between 3.9% and 12.3%, with monthly principal and interest payments through December 2013	6,598	11,153

	611,683	601,355
Less current portion of long-term debt	7,615	9,841

Total long-term debt, net of current portion	$604,068	$591,514

Following are maturities of long-term debt for each of the next five years as of December 31, 2008

2010	$9,841
2011	10,111
2012	196,162
2013	4,409
2014	380,832
Thereafter	0

Total	$601,355

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also guaranteed by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Amended Credit Agreement contains defined events of default. The Amended Credit Agreement also contains defined representations and warranties and various affirmative and negative covenants, including:

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

As of December 31, 2009, the Company was in compliance with its debt covenants.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods, some of which have renewal or purchase options and escalation clauses. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating leases was approximately $4,435, $5,153 and $5,427 for the years ended December 31, 2007, 2008, and 2009, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms, in excess of one year as of December 31, 2009 are as follows:

	Capitalized Leases	Operating Leases
2010	$4,422	4,906
2011	4,858	4,194
2012	2,739	3,503
2013	435	2,507
2014	0	1,163
Thereafter	0	4,024

Total minimum lease payments	$12,454	$20,297

Less imputed interest	1,301

Present value of minimum capitalized lease payments	11,153
Less current portion	3,909

Long-term capitalized lease obligations	$7,244

The Company recorded $4,233, $8,732 and $15,872 for the years ended December 31, 2007, 2008 and 2009, respectively, as property, plant and equipment due to capital lease transactions for Video on Demand equipment, the buildout of various multiple dwelling units, and other properties. The Company had $8,625 and $15,408 of gross capitalized leases recorded as property plant and equipment at December 31, 2008 and 2009, respectively. The accumulated amortization associated with these capitalized leases was $2,460 and $4,323 at December 31, 2008 and 2009, respectively. The amortization of the capital leases is recorded in “Depreciation and amortization” on the statement of operations along with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are generally seven years. In accordance with the proper FASB guidance relating to accounting for leases, the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on an annual basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. These contracts generally last for three or more years with annual price adjustments. Total programming fees were approximately $71,412, $84,014 and $88,736 for the years ended December 31, 2007, 2008, and 2009, respectively. The Company estimates that it will pay approximately $95,616, $103,552 and $111,259 in programming fees under these contracts in 2010, 2011 and 2012, respectively.

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

Unused Letters of Credit

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of December 31, 2009, which reduces the funds available under the $35,000 five year senior secured revolving loan and letter of credit facility.

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2007, 2008, and 2009:

	2007	2008	2009
Current	$0	$0	$0
Deferred	26,988	13,208	(10,422)
(Increase) decrease in valuation allowance	(26,988)	(13,208)	10,422

Income tax benefit (provision)	$0	$0	$0

In 2008, the Company had a net increase in deferred tax liabilities of $6,872 as a result of the 2008 Graceba acquisition, with a corresponding decrease in the valuation allowance. In 2007, the Company had a net increase in deferred tax liabilities, and a corresponding decrease in the valuation allowance, of $5,997 for the 2007 PrairieWave acquisition.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2008 and 2009 are as follows:

	2008	2009
Current deferred tax assets:
Inventory reserve	$5	$29
Allowance for doubtful accounts	365	444
Other	558	782
Valuation allowance	(928)	(1,255)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	91,565	84,897
Deferred revenues	174	218
Depreciation and amortization	(36,913)	(43,273)
Investment marked to market	4,626	4,760
Compensation and benefits	1,634	1,308
Change in value of interest rate hedge	0	2,385
Other	438	479
Valuation allowance	(61,524)	(50,774)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

On December 31, 2008, the Company became no longer eligible for hedge accounting related to its two interest rate swaps. As of December 31, 2008, changes in the fair value of the interest rate swaps are recorded as a gain or loss in the “Other income (expense)” section of the statement of operations as they are incurred. Pursuant to current income tax laws and regulations, the Company does not record the fair value of the derivative or recognize any charges to income. Therefore, the $12,096 gain on change in fair value and $18,299 amortization of deferred loss recorded for financial purposes result in a net $2,385 deferred tax asset.

At December 31, 2009, the Company had available federal net operating loss carryforwards of approximately $225,000 that expire from 2010 to 2029. Of this $ 225,000 carryforward, $42,000 is related to the PrairieWave acquisition and expire from 2022 to 2027. Approximately $ 70,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $3,200 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $620,000. Unless utilized, the state net operating loss carryforwards expire from 2010 to 2026. For 2009, management has recorded a total valuation allowance of $52,029 against its deferred tax assets including the operating loss carryforwards.

At December 31, 2008, the Company had available federal net operating loss carryforwards of approximately $236,000 that expire from 2009 to 2028. Of this $236,000 carryforward, $42,000 is related to the PrairieWave acquisition and expire from 2022 to 2027. Approximately $72,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $4,100 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $614,000. Unless utilized, the state net operating loss carryforwards expire from 2009 to 2026. For 2008, management has recorded a total valuation allowance of $62,452 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2007, 2008, and 2009 is as follows:

	2007	2008	2009
Income tax benefit at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	5%	7%	16%
Interest—high yield debt	(1)%	0%	0%
Disqualifying Dispositions of ISO’s	3%	0%	(11)%
Other	0%	(1)%	(3)%

	41%	40%	36%

(Increase) decrease in valuation allowance	(41)%	(40)%	(36)%

Income tax benefit (provision)	0%	0%	0%

On January 1, 2007, the Company adopted the provisions of the FASB related to accounting for uncertainty in income taxes. At the date of adoption, and as of December 31, 2009, the Company did not have a liability for uncertain tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2006 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2006 through 2009 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

8. Equity Interests

Knology, Inc. stock award plans

In 2006, the board of directors and stockholders approved the Knology, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to stock option and other stock-based awards. The maximum number of shares of common stock that may be granted under the 2006 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any share-based award that may be paid to any one participant during any one calendar year under the 2006 Plan is $1,000. The 2006 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the date of grant. The options have a vesting period of 4 years and expire 10 years from the date of grant.

In 2008, the board of directors and stockholders approved the Knology, Inc. 2008 Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the issuance of up to 3,750,000 shares of common stock pursuant to stock option and other stock-based awards. The maximum number of shares of common stock that may be granted under the 2008 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any share-based award that may be paid to any one participant during any one calendar year under the 2008 Plan is $3,000. The 2008 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the date of grant. The options have a vesting period of 4 years and expire 10 years from the date of grant.

Stock-based compensation expense

The Company utilizes the recognition provisions of the related FASB accounting guidance for stock-based employee compensation. The following represent the expected stock option compensation expense of all stock-based compensation plans for the next five years assuming no additional grants.

2010	$4,706
2011	2,214
2012	526
2013	58
2014	0

$7,504

Stock options

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2007, 2008, and 2009:

Common	2007	2008	2009
Risk-free interest rate	3.49-5.03%	1.55-3.49%	1.82-2.71%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected forfeiture rate	12%	9%	8%
Expected volatility	46%	57%	159%

A summary of the status of the Company’s stock options as of December 31, 2009 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Weighted average remaining contractual life	Intrinsic Value
Outstanding as of December 31, 2006	3,145,617	$5.19		7.77	$19,061
Granted	508,820	14.98	$5.83
Forfeited	(97,902)	7.25
Expired	(50,215)	6.69
Exercised	(425,428)	4.27			$5,069

Outstanding as of December 31, 2007	3,080,892	$6.84		7.29	$21,001

Granted	945,494	12.07	$5.39
Forfeited	(77,623)	10.28
Expired	(67,345)	14.02
Exercised	(228,497)	3.58			$1,949

Outstanding as of December 31, 2008	3,652,921	$8.20		7.14	$3,899

Granted	399,711	5.72	$3.36
Forfeited	(99,384)	10.61
Expired	(199,319)	18.19
Exercised	(618,377)	2.39			$4,475

Outstanding as of December 31, 2009	3,135,552	$8.32		6.91	$11,054

Exercisable shares as of December 31, 2009	1,707,775	$6.90		5.89	$7,954

Cash received from option exercises under all share-based payment arrangements was $1,724, $818 and $1,476 for the years ended December 31, 2007, 2008 and 2009, respectively. There were no actual tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2007, 2008 and 2009.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2009	Weighted average exercise price
$1.70-$3.70	705,120	5.62	$2.36	641,492	$2.23
$3.75-$6.87	675,501	6.89	$5.69	284,847	$6.21
$7.24-$10.93	811,304	6.89	$9.09	452,531	$8.63
$10.94-$13.51	755,600	8.03	$13.34	235,744	$13.27
$13.61-$18.30	188,027	7.41	$16.58	93,161	$16.60

	3,135,552			1,707,775

As of December 31, 2009, 1,707,775 options for the Company’s common shares with a weighted average price of $6.90 per share were exercisable by employees of the Company. As of December 31, 2008, 1,903,523 options for the Company’s common shares with a weighted average of $5.82 per share were exercisable by employees of the Company. As of December 31, 2007, 1,649,904 options for the Company’s common shares with a weighted average of $5.50 per share were exercisable by employees of the Company.

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

On February 12, 2009, the Company granted 138,000 shares of performance-based restricted shares with a market value of $748 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

On August 19, 2009, the Company granted 15,000 shares of performance-based restricted shares with a market value of $118 to a certain officer. The shares vest equally on each of the three anniversaries following the grant date.

A summary of the status of the Company’s restricted stock as of December 31, 2009 is presented in the following table:

	Common shares	Weighted average grant date fair value
Nonvested as of December 31, 2006	105,490	$3.70
Activity during 2007:
Granted	244,800	13.04
Forfeited	(32,775)	8.35
Vested	(44,518)	3.70

Nonvested as of December 31, 2007	272,997	$11.52
Activity during 2008:
Granted	610,681	12.98
Forfeited	0
Vested	(120,677)	9.59

Nonvested as of December 31, 2008	763,001	$12.99
Activity during 2009:
Granted	153,000	5.66
Forfeited	0
Vested	(279,720)	13.00

Nonvested as of December 31, 2009	636,281	$11.23

Total non-cash stock compensation expense related to these restricted stock grants was approximately $1,171, $2,805 and $3,878 for the years ended December 31, 2007, 2008, and 2009, respectively. The total non-cash stock compensation expense for all stock based compensation was approximately $2,799, $4,641 and $6,197 for the years ended December 31, 2007, 2008, and 2009, respectively.

Warrants

The Company had outstanding warrants issued in connection with the 1997 high-yield debt offering with a fair value of $0 at December 31, 2007, 2008 and 2009. The warrants to purchase shares of common stock for an exercise price of $.10 per share expired in October 2007. The Company received $1 for the exercise of 50,938 warrants for the year ended December 31, 2007, and $0 for the exercise of 0 warrants for the years ended December 31, 2008 and 2009. The Company adjusted the carrying value of the warrants based on the closing price of the Company’s common stock at the end of each reporting period. For the years ended December 31, 2007, 2008 and 2009 the company recorded loss of $(262), $0 and $0, respectively.

9. Related Party Transactions

Relatives of a member of the Company’s board of directors are stockholders and employees of one of the Company’s insurance providers. The commission costs charged to the Company for insurance services were approximately $275, $292 and $291 for the years ended December 31, 2007, 2008, and 2009, respectively.

Knology participates in an agreement with ITC Holding Co., LLC, Enon Plantation, Inc., J. Smith Lanier & Co. and Kenzie Lane Ventures, LLC regarding the joint ownership of an aircraft. ITC Holding Co., LLC and Enon Plantation, Inc. are primarily owned by a member of Knology’s board of directors. The travel costs incurred by Knology for use of the aircraft were approximately $270, $266 and $89 for the years ended December 31, 2007, 2008, and 2009, respectively.

10. Discontinued Operations

On September 7, 2007, the Company sold its telephone directory business to Yellow Book USA for $8,600. The directory serves communities in Rapid City and the Northern Black Hills, South Dakota; and in Northeastern Wyoming. This business was included in the PrairieWave acquisition in April 2007, but was a non-core business outside of the Company’s strategic video, voice and data products and services. The Company has received cash proceeds of $8,600 as of December 31, 2009. After recording transaction costs of $139 and disposing of net assets of $210, the company recorded a gain of $8,251, which is included in income from discontinued operations. Net income of $612 associated with the directory business since the April 3, 2007 acquisition is also included as income from discontinued operations in the statement of operations.

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

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of April 3, 2007. The allocation adjustments have been finalized as of December 31, 2009.

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

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of January 4, 2008. The allocation adjustments have been finalized as of December 31, 2009.

January 4, 2008
Assets acquired:
Accounts receivable	$644
Prepaid expenses	75
Property, plant and equipment	18,631
Goodwill	47,976
Customer base	9,135

Total assets acquired	76,461
Liabilities assumed:
Accounts payable	583
Accrued liabilities	737

Total liabilities assumed	1,320

Purchase price, net of cash acquired of $459	$75,141

Private Cable Co., LLC

On November 17, 2009, the Company completed its acquisition of the assets of PCL Cable, a voice, video, and high-speed Internet broadband services provider in Athens and Decatur, Alabama. The Company’s purchase of PCL Cable is a strategic acquisition that fits well in its existing operation in Huntsville, Alabama.

The Company used the cash on hand to fund the $7,500 purchase price. The financial position and results of operations for PCL are included in the Company’s presented consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented here as the acquisition of PCL Cable was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed and including direct acquisition costs, was $7,500. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets of PCL Cable, the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of November 17, 2009. The allocation adjustments have been finalized as of December 31, 2009.

November 17, 2009
Assets acquired:
Accounts receivable	$48
Prepaid expenses	4
Property, plant and equipment	4,399
Goodwill	3,123
Customer base	106

Total assets acquired	7,680
Liabilities assumed:
Accounts payable	180

Total liabilities assumed	180

Purchase price, net of cash acquired of $0	$7,500

For the year ended December 31, 2009, it is impracticable for the Company to provide the financial results of PCL’s operations since the acquisition was absorbed by the operations of the Huntsville division. We do not record the revenues or expenses for the PCL acquisition separately from the division and no separate financial statements are produced.