Form 10-Q
period 2010-03-31
KNOLOGY INC
filed 2010-05-07
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)”

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 30, 2010, Knology, Inc. had 36,843,020 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2009	March 31, 2010 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,016	$43,768
Restricted cash	725	725
Certificates of deposit and other short term investments	35,050	35,023
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,100 as of December 31, 2009 and March 31, 2010, respectively	32,668	32,715
Prepaid expenses and other	2,986	4,675

Total current assets	115,445	116,906

PROPERTY, PLANT AND EQUIPMENT, NET	357,880	353,091

GOODWILL	149,741	149,741

CUSTOMER BASE, NET	8,661	8,131

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	7,544	6,806

INVESTMENTS	3,683	3,683

OTHER INTANGIBLES AND OTHER ASSETS, NET	3,947	3,341

Total assets	$646,901	$641,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$9,841	$9,777
Accounts payable	25,768	26,118
Accrued liabilities	22,349	22,979
Unearned revenue	14,795	15,970
Interest rate swaps	16,526	11,172

Total current liabilities	89,279	86,016

NONCURRENT LIABILITIES:
Long term debt, net of current portion	591,514	579,683
Interest rate swaps	0	4,324

Total noncurrent liabilities	591,514	584,007

Total liabilities	680,793	670,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 36,561,405 and 36,836,115 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	366	368
Additional paid-in capital	602,508	604,515
Accumulated other comprehensive loss	(10,324)	(5,950)
Accumulated deficit	(626,442)	(627,257)

Total stockholders’ deficit	(33,892)	(28,324)

Total liabilities and stockholders’ equity	$646,901	$641,699

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2009	2010

OPERATING REVENUES:
Video	$45,604	$49,081
Voice	32,710	32,309
Data	24,472	25,669
Other	1,897	3,059

Total operating revenues	104,683	110,118

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	32,679	36,116
Selling, general and administrative	38,346	37,852
Depreciation and amortization	22,680	22,345

Total operating expenses	93,705	96,313

OPERATING INCOME	10,978	13,805

OTHER INCOME (EXPENSE):
Interest income	141	116
Interest expense	(9,499)	(11,488)
Gain on interest rate swaps	706	1,031
Amortization of deferred loss on interest rate swaps	(4,698)	(4,374)
Other income, net	99	95

Total other expense	(13,251)	(14,620)

NET LOSS	$(2,273)	$(815)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,693,906	36,647,361

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,273)	$(815)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,680	22,345
Non-cash stock compensation	1,507	1,451
Non-cash bank loan interest expense	677	738
Non-cash gain on interest rate swaps	(706)	(1,031)
Non-cash amortization of deferred loss on interest rate swaps	4,698	4,374
Provision for bad debt	1,224	1,212
Gain on disposition of assets	(32)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(218)	(1,259)
Prepaid expenses and other assets	(3,239)	(854)
Accounts payable	451	350
Accrued liabilities	(1,729)	630
Unearned revenue	714	1,175

Total adjustments	26,027	29,101

Net cash provided by operating activities	23,754	28,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,598)	(15,953)
Maturities of certificates of deposit	0	15,000
Investment in certificates of deposit and other short term investments	(20,155)	(14,973)
MDU signing bonuses and other intangible expenditures	(290)	(342)
Proceeds from sale of property	65	33
Change in restricted cash	155	0

Net cash used in investing activities	(34,823)	(16,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(10,810)	(12,857)
Stock options exercised	10	558

Net cash used in financing activities	(10,800)	(12,299)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,869)	(248)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,362	44,016

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,493	$43,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$13,099	$10,781

Non-cash financing activities:
Debt acquired in capital lease transactions	$0	$962

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company operates as one operating segment.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued new accounting guidance that improves fair value measurement disclosures by requiring new disclosures about transfers into and out of levels of the fair value hierarchy. It also requires separate disclosures about purchases, sales, issuances, and settlements related to the fair value hierarchy. The new guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued new accounting guidance related to estimating fair value in accordance with previous accounting literature when the volume and level of activity for the asset or liability have significantly decreased. The new guidance also relates to identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market accounts with commercial banks and financial institutions. At times throughout the year and at quarter-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2009 and March 31, 2010, the Company had $725 of cash that was restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. SHORT TERM INVESTMENTS

Certificates Of Deposit

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

Other Short Term Investments

Other short term investments consist of U.S. Treasury Bills with original maturities of twelve months that are classified as available for sale securities.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually on January 1. There was no impairment identified as a result of the January 1, 2010 impairment test, nor has there been any event in the three months ended March 31, 2010 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $449,738 of the floating rate debt at 4.977% as of March 31, 2010.

The notional amount for the remaining four months of the interest rate derivative instrument is summarized below:

Start date	End date	Amount
January 3, 2010	April 2, 2010	$449,738
April 3, 2010	July 3, 2010	$398,350

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan incurred in connection with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57,673 of the floating rate debt at 3.995% as of March 31, 2010.

The notional amount for the remaining six months of the interest rate derivative instrument is summarized below:

Start date	End date	Amount
March 31, 2010	June 29, 2010	$57,673
June 30, 2010	September 30, 2010	$57,525

Knology has borrowings under term loans that bear interest at variable rates (see Note 8 – Debt). For the two term loans in existence as of December 31, 2008, the Company was able to choose interest rates on its debt at a base rate of 1-month, 2-month, 3-month or 6-month LIBOR. Interest costs are calculated and paid for the corresponding period, followed by another rate reset period.

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

•	On January 2, 2009, the Company reset the borrowing rate on the $555,000 term loan to 1-month LIBOR.

•	The Company will determine LIBOR rates on future reset dates based on prevailing conditions at the time.

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company is no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’equity section of the balance sheet is related to the interest rate swaps, and it is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,698 and $4,374 for the three months ended March 31, 2009 and 2010, respectively. As of March 31, 2010, there is $5,950 remaining in accumulated other comprehensive loss to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%. The interest rate swap is recorded at fair value on March 31, 2010, and the income statement reflects any changes in fair value for the period then ended.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400,000
October 3, 2010	January 2, 2011	$398,800
January 3, 2011	April 2, 2011	$382,600

As with the other two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred.

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amount of $706 and $1,031 for the three months ended March 31, 2009 and 2010, respectively.

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

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provides for a $59,000 incremental term loan (the “First Amendment Incremental Term Loan”) used to fund in part the $75,000 Graceba acquisition purchase price. Prior to Amendment No. 2 discussed below, this term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2012 maturity date.

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

Long-term debt at December 31, 2009 and March 31, 2010 consisted of the following:

	December 31, 2009	March 31, 2010
Initial Term Loan, at a rate of LIBOR plus 2.25% (2.48% at March 31, 2010), with $1,584 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$160,586	$157,225

First Amendment Incremental Term Loan, at a rate of LIBOR plus 2.75% (2.98% at March 31, 2010), with $324 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	32,833	32,141

Extended Term Loan, at a rate of LIBOR plus 3.50% (3.75% at March 31, 2010), with $3,917 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2014	396,783	388,767

Capitalized lease obligations, at rates between 3.9% and 12.3%, with monthly principal and interest payments through March 2014	11,153	11,327

Total debt	601,355	589,460

Less current portion of long term debt	9,841	9,777

Total long term debt, net of current portion	$591,514	$579,683

The first lien and incremental term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Credit Agreement contains defined events of default. The Credit Agreement also contains defined representations and warranties and various affirmative and negative covenants, including:

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

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(as defined in the credit agreements) and a minimum interest coverage ratio.

As of March 31, 2010, the Company was in compliance with its debt covenants.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Certificates of deposit	$0	$26,050	$0	$26,050
Other short term investments	8,973	0	0	8,973

Total Assets	$8,973	$26,050	$0	$35,023

Liabilities
Interest rate swaps	$0	$15,496	$0	$15,496

Total Liabilities	$0	$15,496	$0	$15,496

The Company used a discounted cash flow analysis applied to the LIBOR forward yield cures to value the interest rate swaps on its balance sheet at March 31, 2010.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The amortized cost basis of the other short term investments (all U.S. Treasury bills) approximate their fair values as of March 31, 2010. Therefore, no unrealized gain or loss was recorded in accumulated other comprehensive income for the three months ended March 31, 2010, as the amount was insignificant. There was also no other-than-temporary impairment for the three months ended March 31, 2010.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On March 31, 2010, the estimated fair value of that debt, based on a dealer quote considering current market rates, approximated the carrying value of $578,133.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of March 31, 2010, which reduces the funds available under the $35,000 five year senior secured revolving loan and letter of credit facility.

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of the related FASB accounting guidance, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as the options vest. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the first quarter of 2010, the Company granted employees options to purchase 345,017 shares of common stock with a market value of $3,858. These options vest equally over the next four years. The Company during the first quarter of 2010 also granted to certain officers 137,405 shares of performance-based restricted common stock with a market value of $1,535. The shares vest equally on each of the three anniversaries following the grant date.

The Company recognized stock-based compensation of $1,507 and $1,451 for the three months ended March 31, 2009 and 2010, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of March 31, 2010, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report on Form 10-Q include “forward-looking” statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation,

•	that we will not retain or grow our customer base:

•	that we will fail to be competitive with existing and new competitors:

•	that we will not adequately respond to technological developments that impact our industry and markets:

•	that needed financing will not be available to us if and as needed:

•	that a significant change in the growth rate of the overall U.S. economy will occur such that there is a material impact on consumer and corporate spending:

•	that we will not be able to complete future acquisitions, that we may have difficulties integrating acquired businesses, or that the cost of such integration will be greater than we expect: and

•	that some other unforeseen difficulties occur, as well as those risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and our other filings with the SEC.

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2010, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Acquisition and Expansion

In November 2009, we completed the $7.5 million acquisition of the assets of Private Cable Co., LLC (“PCL Cable”), which has delivered small increases in key operating and financial metrics as well as being free cash flow accretive. The transaction was funded using $7.5 million from cash on hand.

We plan to spend approximately $17.9 million to expand our coverage in certain sections of our existing markets as well as build network in a new franchise area.

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

As we continue to sell bundled services, we expect more of our video customers to purchase voice, data and other enhanced services in addition to video services. The growth of new video connections has slowed over time relative to our other services as our video segment matures in our current markets. While the number of new video connections may grow at a declining rate, we believe that new products and new technology, such as additional high-definition channels and video on demand, will continue to fuel growth. New voice and data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers our bundled service offerings and expand our coverage in certain existing markets plus build network in new franchise areas. Further, business customers primarily take voice and data services, with relatively smaller amounts of video products. On the other hand, we believe some of our phone customers, especially customers who are only taking our voice product, are moving to alternative voice products (for example, mobile phones). As a result of these various factors, we expect that data and voice will represent a higher percentage of our total connections in the future, and that our data connections will grow the fastest and voice connections will benefit from our growing commercial business.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases different methods of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view and video-on-demand movies and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.6% of our consolidated revenues for the three months ended March 31, 2010, compared to 43.6% for the three months ended March 31, 2009.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 29.3% of our consolidated revenues for the three months ended March 31, 2010, compared to 31.2% for the three months ended March 31, 2009.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.3% of our consolidated revenues for the three months ended March 31, 2010, compared to 23.4% for the three months ended March 31, 2009.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 2.8% of our consolidated revenues for the three months ended March 31, 2010, compared to 1.8% for the three months ended March 31, 2009.

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

•

In providing local and long-distance telephone services, we compete with the incumbent local exchange carriers (ILECs) and various long-distance providers in each of our markets. AT&T Inc., CenturyTel Inc., Qwest Communications and Verizon Communications Inc. are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, CenturyTel (which acquired Embarq Communications in 2009) and Verizon. We expect an increase in the deployment of voice over internet protocol (VoIP) services and expect to continue to compete with Vonage Holding Company, cable competitors as they roll out VoIP and other providers.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.6% for the three months ended March 31, 2010, compared to 53.0% for the three months ended March 31, 2009. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incur with traditional networks.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 18.5% for the three months ended March 31, 2010 compared to 16.3% for the three months ended March 31, 2009

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct cost of data services as a percentage of data revenue was approximately 7.9% for the three months ended March 31, 2010, compared to 6.4% for the three months ended March 31, 2009.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 35.7% for the three months ended March 31, 2010, compared to 19.2% for the three months ended March 31, 2009. The increase is a result of our increase in broadband carrier service revenue for the period.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.1% for the three months ended March 31, 2010, compared to 1.2% for the three months ended March 31, 2009.

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

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment and amortization of costs in excess of net assets and other intangible assets primarily related to acquisitions.

As our sales and marketing efforts continue and our networks expand, we expect to add customer connections resulting in increased revenue. We also expect our cost of services and operating expenses to increase as we add connections and grow our business.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2009 and 2010.

	Three months ended March 31,
	2009	2010
Operating revenues:
Video	44%	45%
Voice	31	29
Data	23	23
Other	2	3

Total	100	100
Operating expenses:
Direct costs	31	33
Selling, general and administrative	37	34
Depreciation and amortization	22	20

Total	90	87

Operating income	10	13

Interest income	0	0
Interest expense	(9)	(10)
Gain on interest rate swaps	1	1
Amortization of deferred loss on interest rate swaps	(5)	(4)
Other income (expense), net	0	0

Total other expense	(13)	(13)

Net loss	(2)	(1)

Revenues. Operating revenues increased 5.2% from $104.7 million for the three months ended March 31, 2009, to $110.1 million for three months ended March 31, 2010. Operating revenues from video services increased 7.6% from $45.6 million for the three months ended March 31, 2009, to $49.1 million for the same period in 2010. Operating revenues from voice services decreased 1.2% from $32.7 million for the three months ended March 31, 2009, to $32.3 million for the same period in 2010. Operating revenues from data services increased 4.9% from $24.5 million for the three months ended March 31, 2009, to $25.7 million for the same period in 2010. Operating revenues from other services increased 61.3% from $1.9 million for the three months ended March 31, 2009, to $3.1 million for the same period in 2010.

The increased revenues are due primarily to an increase in the number of connections, from 685,150 as of March 31, 2009, to 703,663 as of March 31, 2010 and rate increases effective in the first quarter 2009 and first quarter of 2010. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The decreased voice services revenues are due primarily to a decrease in features revenue as a result of customers choosing service plans offering discounted features such as voice mail, call waiting, and call forwarding.

Direct Costs. Direct costs increased 10.5% from $32.7 million for the three months ended March 31, 2009, to $36.1 million for the three months ended March 31, 2010. Direct costs of video services increased 6.7% from $24.2 million for the three months ended March 31, 2009, to $25.8 million for the same period in 2010. Direct costs of voice services increased 12.4% from $5.3 million for the three months ended March 31, 2009 to $6.0 million for the same period in 2010. Direct costs of data services increased 28.6% from $1.6 million for the three months ended March 31, 2009, to $2.0 million for the same period in 2010 due to the addition of data circuits and capacity to handle the increasing volume of data usage. Direct costs of other services increased 199.5% from $365,000 for the three months ended March 31, 2009, to $1.1 million for the same period in 2010. Pole attachment and other network rental expenses remained relatively unchanged at $1.2 million for the three months ended March 31, 2009 and 2010. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 1.3% from $38.3 million for the three months ended March 31, 2009, to $37.9 million for the three months ended March 31, 2010. The decrease in these operating costs consists mainly of decreases in marketing, compensation, taxes and licenses, and installation expense. These decreases were partially offset by increases in insurance expenses, rents, repairs and maintenance, and fuel cost. Our non-cash stock compensation expense remained relatively unchanged at $1.5 million for the three months ended March 31, 2009 and 2010.

Depreciation and amortization. Our depreciation and amortization decreased 1.5% from $22.7 million for the three months ended March 31, 2009, to $22.3 million for the three months ended March 31, 2010 primarily due to the maturing asset base and lack of substantial build out spending during recent years.

Interest expense. Interest expense increased from $9.5 million for the three months ended March 31, 2009, to $11.5 million for the three months ended March 31, 2010. The increase in interest expense is primarily a result of the increase in interest rates on our term loans. In addition, we recorded $4.7 million and $4.4 million in amortization of deferred loss associated with interest rate swaps for the three months ended March 31, 2009 and 2010, respectively. A gain of $706,000 and $1.0 million was recorded on the value of the interest rate swaps for the three months ended March 31, 2009 and 2010, respectively.

Net loss. We incurred net losses of $2.3 million and $815,000 for the three months ended March 31, 2009, and 2010, respectively. We expect net income to occur more frequently as our business matures.

Liquidity and Capital Resources

Overview

As of March 31, 2010, we had approximately $79.5 million of cash, cash equivalents, restricted cash and certificates of deposit on our balance sheet. Our net working capital on March 31, 2010 and December 31, 2009 was $26.2 million and $30.9 million, respectively.

On March 14, 2007, the Company entered into the Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received the proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. Prior to Amendment No. 2 discussed below, the $555.0 million term loan bears interest at LIBOR plus 2.25% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of March 31, 2010, $157.2 million is outstanding under the term loan (with an additional $388.8 million outstanding under the extended term loan discussed below), and $2.0 million is outstanding under the revolving credit facility as unused letter of credits. On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $449.7 million of the floating rate debt at 4.977% as of March 31, 2010.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provides for a $59.0 million incremental term loan. The proceeds of the term loan were used to fund in part the $75.0 million Graceba acquisition purchase price. The term loan bears interest at LIBOR plus 2.75% and amortizes at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of March 31, 2010, $32.1 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million. The swap agreement, which became effective January 4, 2008, fixes 100% of the floating rate debt at 3.995% until September 30, 2010.

On September 28, 2009, the Company entered into Amendment No. 2 which extends the maturity date of an aggregate $397 million of term loans under the Credit Agreement by two years. The extended term loan bears interest at LIBOR plus 3.50% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increases the revolving credit facility to $35.0 million from $25.0 million and allows for an annual, cumulative restricted payment allowance of $10 million for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test. As of March 31, 2010, $388.8 million is outstanding under the extended term loan. On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400 million. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%.

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of March 31, 2010, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $35.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $23.8 million and $28.3 million for the three months ended March 31, 2009 and 2010, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate swaps;

•	non-cash amortization of deferred loss on interest rate swaps;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used by our investing activities was $34.8 million and $16.2 million for the three months ended March 31, 2009 and 2010, respectively. Our investing activities for the three months ended March 31, 2009 consisted primarily of $20.2 million for the purchase of certificates of deposit and $14.6 million of capital expenditures. Investing activities for the three months ended March 31, 2010 consisted primarily of $16.0 million of capital expenditures, $15.0 million for the purchase of certificates of deposit and other short term investments, and $342,000 in payments of MDU signing bonuses offset by $15.0 million proceeds from certificates of deposit.

Net cash used by our financing activities was $10.8 million and $12.3 million for the three months ended March 31, 2009 and 2010, respectively. Financing activities for the three months ended March 31, 2009, consisted of $10.8 million in principal payments on debt offset by proceeds of $10,000 from the exercise of stock options. For the three months ended March 31, 2010, financing activities consisted of $12.9 million in principal payments on debt offset by proceeds of $558,000 from the exercise of stock options.

Capital Expenditures

We spent approximately $16.3 million in capitalized expenditures during the three months ended March 31, 2010, of which $9.1 million related to the purchase and installation of customer premise equipment and enhancements, $5.5 million related to network equipment, billing and information systems and other capital items and $1.7 million related to plant extensions.

We expect to spend approximately $71 million in capital expenditures during 2010. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2010. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On April 18, 2007, we entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555 million in connection with the first lien term loan associated with the acquisition of PrairieWave. The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $449.7 million at 4.977% as of March 31, 2010.

The hedge notional amount for the next four months is summarized below:

Start date	End date	Amount
January 3, 2010	April 2, 2010	$449.7 million
April 3, 2010	July 3, 2010	$398.4 million

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59 million, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba. The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57.7 million of the floating rate debt at 3.995% as of March 31, 2010.

The notional amount for the next six months is summarized below:

Start date	End date	Amount
March 31, 2010	June 29, 2010	$57.7 million
June 30, 2010	September 30, 2010	$57.5 million

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400 million. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400.0 million
October 3, 2010	January 2, 2011	$398.8 million
January 3, 2011	April 2, 2011	$382.6 million

Until the December 31, 2008 reset of the borrowing rate on the $59 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate derivative instruments” in the “Other income (expense)” section of the statement of operations as they are incurred. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet is related to the interest rate swaps, and it is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amount of $4.7 million and $4.4 million for the three months ended March 31, 2009 and 2010, respectively. As of March 31, 2010, there is $6.0 million remaining in accumulated other comprehensive loss to be amortized over the remaining life of the derivative instruments.

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amount of $706,000 and $1.0 million for the three months ended March 31, 2009 and 2010, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are subject to litigation in the normal course of our business. However, in our opinion there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations or liquidity. We are also a party to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business.

We have been named as a defendant in a lawsuit captioned Maynard v. Knology, Inc. filed in the United States District Court for the Middle District of Georgia. The complaint was filed on February 2, 2010 as a putative class action. The case arose out of an online advertising trial of a system designed by a third-party advertising company, NebuAd Inc., for delivery of advertising to computer users while they are navigating the Internet. The complaint, which was filed on behalf of Knology customers using the Internet during the trial period, alleges that electronic communications were intercepted and used in violation of the federal and state privacy statutes and seeks statutory damages for such alleged violations. The action was initially filed in California against Knology and other defendants where it was dismissed for lack of jurisdiction. Counsel for the plaintiff has filed new complaints against the same defendants but they filed separate complaints against each company trialing NebuAd’s system. Knology filed its Motion to Dismiss on March 26, 2010 and intends to vigorously defend the case. Given that this litigation is still in its initial stages, it is premature to estimate the impact this lawsuit could have to our results of operation, financial condition or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

On May 5, 2010, we held our annual meeting of stockholders. At the meeting, our stockholders:

•

re-elected Mr. Donald W. Burton (with 29,826,455 shares voting in favor, 207,423 shares withholding authority and 3,040,454 broker non-votes), and Mr. William H. Scott, III (with 28,893,115 shares voting in favor, 1,140,763 shares withholding authority and 3,040,454 broker non-votes) to our Board of Directors, to serve until the 2013 annual meeting of stockholders and until their respective successors are duly elected and qualified; and

•

approved the ratification of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010 (with 32,984,647 shares voted in favor, 48,088 shares voting against and 41,597 shares abstaining).

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

KNOLOGY, INC.

May 7, 2010	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

May 7, 2010	By:	/s/ M. Todd Holt
M. Todd Holt
President and Chief Financial Officer