Form 10-Q
period 2010-06-30
KNOLOGY INC
filed 2010-08-06
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 31, 2010, Knology, Inc. had 37,021,474 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2009	June 30, 2010 (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,016	$41,261
Restricted cash	725	1,401
Certificates of deposit and other short term investments	35,050	44,124
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,167 as of December 31, 2009 and June 30, 2010, respectively	32,668	34,602
Prepaid expenses and other	2,986	4,812

Total current assets	115,445	126,200

PROPERTY, PLANT AND EQUIPMENT, NET	357,880	351,348

GOODWILL	149,741	149,741

CUSTOMER BASE, NET	8,661	7,594

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	7,544	6,081

INVESTMENTS	3,683	3,683

OTHER INTANGIBLES AND OTHER ASSETS, NET	3,947	3,389

Total assets	$646,901	$648,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$9,841	$10,143
Accounts payable	25,768	29,064
Accrued liabilities	22,349	22,970
Unearned revenue	14,795	14,597
Interest rate swaps	16,526	756

Total current liabilities	89,279	77,530

NONCURRENT LIABILITIES:
Long term debt, net of current portion	591,514	577,068
Interest rate swaps	0	6,975

Total noncurrent liabilities	591,514	584,043

Total liabilities	680,793	661,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 36,561,405 and 37,019,796 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	366	370
Additional paid-in capital	602,508	606,145
Accumulated other comprehensive loss	(10,324)	(434)
Accumulated deficit	(626,442)	(619,618)

Total stockholders’ deficit	(33,892)	(13,537)

Total liabilities and stockholders’ equity	$646,901	$648,036

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

OPERATING REVENUES:
Video	$46,156	$50,583	$91,761	$99,663
Voice	33,834	31,469	66,544	63,778
Data	24,645	26,046	49,116	51,716
Other	3,296	4,889	5,193	7,948

Total operating revenues	107,931	112,987	212,614	223,105

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	34,086	36,383	66,765	72,499
Selling, general and administrative expenses	38,726	38,695	77,072	76,547
Depreciation and amortization	22,880	21,348	45,560	43,693

Total operating expenses	95,692	96,426	189,397	192,739

OPERATING INCOME	12,239	16,561	23,217	30,366

OTHER INCOME (EXPENSE):
Interest income	157	97	297	213
Interest expense	(9,749)	(11,292)	(19,248)	(22,780)
Gain on interest rate swaps	3,042	7,764	3,748	8,795
Amortization of deferred loss on interest rate swaps	(4,615)	(5,499)	(9,313)	(9,873)
Other income, net	260	8	359	103

Total other expense	(10,905)	(8,922)	(24,157)	(23,542)

NET INCOME (LOSS)	$1,334	$7,639	$(940)	$6,824

BASIC NET INCOME (LOSS) PER SHARE	$0.04	$0.21	$(0.03)	$0.19

DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$0.20	$(0.03)	$0.18

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,883,285	36,881,089	35,842,375	36,754,750

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,968,177	38,952,013	35,842,375	38,777,307

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(940)	$6,824

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,560	43,693
Non-cash stock compensation	3,052	2,941
Non-cash bank loan interest expense	1,343	1,463
Non-cash gain on interest rate swaps	(3,748)	(8,795)
Non-cash amortization of deferred loss on interest rate swaps	9,313	9,873
Non-cash interest income	0	(16)
Provision for bad debt	2,411	2,457
Gain on disposition of property	(65)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(1,705)	(4,391)
Prepaid expenses and other assets	(2,938)	(1,028)
Accounts payable	1,143	3,296
Accrued liabilities	(450)	621
Unearned revenue	(423)	(198)

Total adjustments	53,493	49,878

Net cash provided by operating activities	52,553	56,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,138)	(34,628)
Maturities of certificates of deposit	0	15,000
Investment in certificates of deposit and other short term investments	(35,050)	(24,040)
MDU signing bonuses and other intangible expenditures	(422)	(473)
Proceeds from sale of property	117	75
Change in restricted cash	155	(676)

Net cash used in investing activities	(64,338)	(44,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(12,768)	(15,415)
Stock options exercised	241	700

Net cash provided by (used in) financing activities	(12,527)	(14,715)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,312)	(2,755)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,362	44,016

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,050	$41,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$22,286	$21,923

Non-cash financing activities:
Debt acquired in capital lease transactions	$341	$1,271

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance that amends and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2009 and June 30, 2010, the Company has $725 and $1,401, respectively, of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. SHORT TERM INVESTMENTS

Certificates Of Deposit

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

Other Short Term Investments

Other short term investments consist of U.S. Treasury Bills with original maturities of twelve months that are classified as available for sale securities.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually as of January 1. There was no impairment identified as a result of the January 1, 2010 impairment test, nor has there been any event in the six months ended June 30, 2010 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement, which became effective May 3, 2007 and ends July 3, 2010, fixes $398,350 of the floating rate debt at 4.977% as of June 30, 2010.

The notional amount for the remaining days of the interest rate derivative instrument is summarized below:

Start date	End date	Amount
April 3, 2010	July 3, 2010	$398,350

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan incurred in connection with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57,525 of the floating rate debt at 3.995% as of June 30, 2010.

The notional amount for the remaining three months of the interest rate derivative instrument is summarized below:

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,615 and $9,313 for the three and six months ended June 30, 2009. The Company also recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $5,499 and $9,873 for the three and six months ended June 30, 2010. As of June 30, 2010, there is $451 remaining in accumulated other comprehensive loss related to the interest rate swaps that is to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%. The interest rate swap is recorded at fair value on June 30, 2010, and the income statement reflects any changes in fair value for the period then ended.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400,000
October 3, 2010	January 2, 2011	$398,800
January 3, 2011	April 2, 2011	$382,600
April 3, 2011	July 2, 2011	$381,400

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

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $3,042 and $3,748 for the three and six months ended June 30, 2009. The Company also recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $7,764 and $8,795 for the three and six months ended June 30, 2010.

The interest rate swaps are valued by an independent third party. An error occurred due to a misinterpretation of the valuation information, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4,163 in the second quarter of 2010. Further, the Company would have recognized $3,524 less charge to expense from the change in derivative value during the first quarter of 2009 had the interest rate swaps been recorded correctly. The effect over all other quarters in 2009 was approximately $783. The Company believes the correction of this non-cash item is immaterial to the users of our financial statements as it has no impact on total revenue, EBITDA, net operating income and cash flows for the periods affected, and these are key metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance. Therefore no restatement of prior period financial statements is deemed necessary. The correction has no impact on the statement of operations prior to January 1, 2009.

8. DEBT

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $580,000 credit facility, consisting of a $555,000 term loan (the “Initial Term Loan”) and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second term loans, and pay transaction costs associated with the transactions. This term loan bears interest at LIBOR plus 2.25% and is payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provides for a $59,000 incremental term loan (the “First Amendment Incremental Term Loan”) used to fund in part the $75,000 Graceba acquisition purchase price. This term loan bears interest at LIBOR plus 2.75% and is payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

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

Long-term debt at December 31, 2009 and June 30, 2010 consisted of the following:

	December 31, 2009	June 30, 2010
Initial Term Loan, at a rate of LIBOR plus 2.25% (2.60% at June 30, 2010), with $1,584 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$160,586	$156,829

First Amendment Incremental Term Loan, at a rate of LIBOR plus 2.75% (3.10% at June 30, 2010), with $324 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	32,833	32,060

Extended Term Loan, at a rate of LIBOR plus 3.50% (3.79% at June 30, 2010), with $3,917 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2014	396,783	387,789

Capitalized lease obligations, at rates between 3.9% and 12.3%, with monthly principal and interest payments through March 2014	11,153	10,533

Total debt	601,355	587,211

Less current portion of long term debt	9,841	10,143

Total long term debt, net of current portion	$591,514	$577,068

The Initial Term Loan, the First Amendment Incremental Term Loan, and the Extended Term Loan are guaranteed by all of the Company’s subsidiaries. These term loans are also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

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

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(as defined in the Credit Agreement) and a minimum interest coverage ratio.

As of June 30, 2010, the Company was in compliance with its debt covenants.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Certificates of deposit	$0	$26,155	$0	$26,155
Other short term investments	17,969	0	0	17,969

Total Assets	$17,969	$26,155	$0	$44,124

Liabilities
Interest rate swaps	$0	$7,731	$0	$7,731

Total Liabilities	$0	$7,731	$0	$7,731

The Company used a discounted cash flow analysis applied to the LIBOR forward yield curve to value the interest rate swaps on its balance sheet at June 30, 2010.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

Unrealized gain on other short term investments (all U.S. Treasury bills) in the amount of $17 was recorded in accumulated other comprehensive income for the three and six months ended June 30, 2010. There was no other-than-temporary impairment for the three and six months ended June 30, 2010.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On June 30, 2010, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $574,972, compared to a carrying value of $576,678.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of June 30, 2010, which reduces the funds available under the $35,000 five year senior secured revolving loan and letter of credit facility.

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

During the second quarter of 2010, the Company granted employees options to purchase 11,690 shares of common stock with a market value of $146. These options vest equally over the next four years. The Company recognized stock-based compensation of $1,544 and $3,052 for the three and six months ended June 30, 2009, respectively, and $1,490 and $2,941 for the three and six months ended June 30, 2010, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of June 30, 2010, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

13. SUBSEQUENT EVENTS

Subsequent to quarter end, on August 3, 2010, the Company executed a definitive agreement to acquire the assets of Sunflower Broadband (“Sunflower”), a provider of video, voice and data services to residential and business customers in Douglas County and Lawrence, Kansas for $165,000. Sunflower has approximately $35,800 in total assets and $50,000 in annual total revenues (both unaudited). The transaction is expected to close during the fourth quarter of 2010, subject to certain closing conditions, including regulatory approvals. The Company expects to fund the proposed transaction by using a portion of its cash on hand and by accessing the capital markets in a manner which will allow it to manage the leverage profile of the business, while maintaining the flexibility to continue to grow the business with a disciplined approach.

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

•

that we will not be able to complete the acquisition of Sunflower Broadband or other future acquisitions, that we may have difficulties integrating acquired businesses, or that the cost of such integration will be greater than we expect: and

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

The following is a discussion of our consolidated financial condition and results of operations for the six months ended June 30, 2010, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

On August 3, 2010, we executed a definitive agreement to acquire certain assets and assume certain liabilities of Sunflower Broadband (“Sunflower”), a provider of video, voice and data services to residential and business customers in Douglas County and Lawrence, Kansas for $165 million. Sunflower has approximately $35.8 million in total assets and $50.0 million in annual total revenues (unaudited). The transaction is expected to close during the fourth quarter of 2010, subject to certain closing conditions, including regulatory approvals. We expect to fund the proposed transaction by using a portion of our cash on hand and by accessing the capital markets in a manner which will allow us to manage the leverage profile of the business, while maintaining the flexibility to continue to growth the business with a disciplined approach.

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

Connections

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.8% and 44.7% of our consolidated revenues for the three and six months ended June 30, 2010, respectively, compared to 42.8% and 43.2% for the three and six months ended June 30, 2009, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 27.9% and 28.6% of our consolidated revenues for the three and six months ended June 30, 2010, respectively, compared to 31.3% for the three and six months ended June 30, 2009.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.1% and 23.2% of our consolidated revenues for the three and six months ended June 30, 2010, respectively, compared to 22.8% and 23.1% for the three and six months ended June 30, 2009, respectively.

•

Other revenues. Other revenues result principally from broadband carrier services and dark fiber sales. Other revenues accounted for approximately 4.3% and 3.6% of our consolidated revenues for the three and six months ended June 30, 2010, respectively, compared to 3.1% and 2.4% for the three and six months ended June 30, 2009, respectively.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with AT&T Inc., Bright House Networks, CenturyTel, Inc., Charter Communications, Inc., Comcast Corporation, Mediacom Communications Corporation, Midcontinent Communications, Qwest Communications, Time Warner Cable, Inc. and Verizon Communications Inc. We also compete with satellite television providers such as DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 51.2% and 51.9% for the three and six months ended June 30, 2010, respectively, compared to 51.6% and 52.3% for the three and six months ended June 30, 2009, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 18.4% and 18.5% for the three and six months ended June 30, 2010, respectively, compared to 19.7% and 18.0% for the three and six months ended June 30, 2009, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 7.2% and 7.5% for the three and six months ended June 30, 2010, respectively, compared to 6.9% and 6.7% for the three and six months ended June 30, 2009, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost, network access fees and costs of dark fiber sales. The direct cost of other services as a percentage of other revenue was approximately 32.2% and 33.5% for the three and six months ended June 30, 2010, respectively, compared to 18.8% and 18.9% for the three and six months ended June 30, 2009, respectively. The increase is due mainly to the costs of dark fiber sales recorded during the quarter ended June 30, 2010.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.1% for the three and six months ended June 30, 2010, compared to 1.2% for the three and six months ended June 30, 2009.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2009 and 2010.

	Three months ended June 30,
	2009	2010
Operating revenues:
Video	43%	45%
Voice	31	28
Data	23	23
Other	3	4

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	36	34
Depreciation and amortization	21	19

Total	89	85

Operating income	11	15
Interest income	0	0
Interest expense	(9)	(10)
Gain on interest rate swaps	3	7
Amortization of deferred loss on interest rate swaps	(4)	(5)
Other income, net	0	0

Total other expense	(10)	(8)

Income (Loss) from continuing operations	1	7

Net income (loss)	1	7

Revenues. Operating revenues increased 4.7% from $107.9 million for the three months ended June 30, 2009, to $113.0 million for the three months ended June 30, 2010. Operating revenues from video services increased 9.6% from $46.2 million for the three months ended June 30, 2009, to $50.6 million for the same period in 2010. Operating revenues from voice services decreased 7.0% from $33.8 million for the three months ended June 30, 2009, to $31.5 million for the same period in 2010. Operating revenues from data services increased 5.7% from $24.6 million for the three months ended June 30, 2009, to $26.0 million for the same period in 2010. Operating revenues from other services increased 48.3% from $3.3 million for the three months ended June 30, 2009, to $4.9 million for the same period in 2010.

The increased revenues are due primarily to price increases and an increase in the number of connections, from 679,345 as of June 30, 2009, to 698,717 as of June 30, 2010. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The decreased voice services revenues are due primarily to a decrease in residential local service revenue and features revenue as a result of customers choosing our discounted service plans offering discounted features such as voicemail, call waiting, and call forwarding. The Company also experienced a decline in business toll and access revenue.

The increase in operating revenues from other services contained $1.3 million of fiber sales recorded during the three months ended June 30, 2009, compared to $2.0 million for the same period of 2010.

Direct Costs. Direct costs increased 6.7% from $34.1 million for the three months ended June 30, 2009, to $36.4 million for the three months ended June 30, 2010. Direct costs of video services increased 8.8% from $23.8 million for the three months ended June 30, 2009, to $25.9 million for the same period in 2010. Direct costs of voice services decreased 12.8% from $6.7 million for the three months ended June 30, 2009, to $5.8 million for the same period in 2010. Direct costs of data services increased 9.0% from $1.7 million for the three months ended June 30, 2009, to $1.9 million for the same period in 2010. Direct costs of other services increased 154.0% from $619,000 for the three months ended June 30, 2009, to $1.6 million for the same period in 2010. Pole attachment and other network rental expenses decreased 4.1% from $1.3 million for the three months ended June 30, 2009, to $1.2 million for the same period in 2010. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees, similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses remained relatively unchanged at $38.7 million for the three months ended June 30, 2009 and 2010. Although relatively unchanged, our operating costs, included in selling, general and administrative expenses contained decreases in salaries and wages, commissions, employee benefits, and sales and marketing expenses for the three months ended June 30, 2010. These decreases were partially offset by increases in insurance expense, vehicles lease expense, repair expense, fuel costs, travel expense related to potential acquisitions, and utilities. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, remained unchanged at $1.5 million for the three months ended June 30, 2009 and 2010.

Depreciation and amortization. Our depreciation and amortization decreased 6.7% from $22.9 million for the three months ended June 30, 2009, to $21.3 million for the three months ended June 30, 2010 primarily due to the maturing of our asset base.

Interest expense. Interest expense increased from $9.7 million for the three months ended June 30, 2009, to $11.3 million for the three months ended June 30, 2010. The increase in interest expense is primarily a result of the increase in interest rates on our term loans. In addition, we recorded $4.6 million and $5.5 million in amortization of deferred loss associated with our derivative instruments for the three months ended June 30, 2009 and 2010, respectively. A gain of $3.0 million and $7.8 million was recorded on the value of the interest rate swaps for the three months ended June 30, 2009 and 2010, respectively.

The interest rate swaps are valued by an independent third party. An error occurred due to a misinterpretation of the valuation information, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4.2 million in the second quarter of 2010. Further, the Company would have recognized $3.5 million less charge to expense from the change in derivative value during the first quarter of 2009 had the interest rate swaps been recorded correctly. The effect over all other quarters in 2009 was approximately $783,000. The Company believes the correction of this non-cash item is immaterial to the users of our financial statements as it has no impact on total revenue, EBITDA, net operating income and cash flows for the periods affected, and these are key metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance. Therefore no restatement of prior period financial statements is deemed necessary. The correction has no impact on the statement of operations prior to January 1, 2009.

Net income. We generated net income of $1.3 million and $7.6 million for the three months ended June 30, 2009, and 2010, respectively.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2009 and 2010.

	Six months ended June 30,
	2009	2010
Operating revenues:
Video	43%	45%
Voice	31	29
Data	23	23
Other	3	3

Total	100	100
Operating expenses:
Direct costs	31	32
Selling, general and administrative	37	34
Depreciation and amortization	21	20

Total	89	86

Operating income	11	14
Interest income	0	0
Interest expense	(9)	(10)
Gain on interest rate swaps	2	3
Amortization of deferred loss on interest rate swaps	(4)	(4)
Other income, net	0	0

Total other expense	(11)	(11)

Income (loss) from continuing operations	(0)	3

Net income (loss)	(0)	3

Revenues. Operating revenues increased 4.9% from $212.6 million for the six months ended June 30, 2009, to $223.1 million for six months ended June 30, 2010. Operating revenues from video services increased 8.6% from $91.8 million for the six months ended June 30, 2009, to $99.7 million for the same period in 2010. Operating revenues from voice services decreased 4.2% from $66.5 million for the six months ended June 30, 2009, to $63.8 million for the same period in 2010. Operating revenues from data services increased 5.3% from $49.1 million for the six months ended June 30, 2009, to $51.7 million for the same period in 2010. Operating revenues from other services increased 53.1% from $5.2 million for the six months ended June 30, 2009, to $7.9 million for the same period in 2010.

The increased revenues are due primarily to price increases and an increase in the number of connections, from 679,345 as of June 30, 2009, to 698,717 as of June 30, 2010. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The decreased voice services revenues are due primarily to a decrease in residential local service revenue and features revenue as a result of customers choosing discounted service plans offering discounted features such as voice mail, call waiting, and call forwarding. The Company also experienced a decline in business toll and access revenue.

The increase in operating revenues from other services contained $1.3 million of fiber sales recorded during the first half of 2009, compared to $2.1 million for the same period of 2010.

Direct Costs. Direct costs increased 8.6% from $66.8 million for the six months ended June 30, 2009, to $72.5 million for the six months ended June 30, 2010. Direct costs of video services increased 7.7% from $48.0 million for the six months ended June 30, 2009, to $51.7 million for the same period in 2010. Direct costs of voice services remained relatively unchanged at $12.0 million for the six months ended June 30, 2009 and 2010. Direct costs of data services increased 18.4% from $3.3 million for the six months ended June 30, 2009, to $3.9 million for the same period in 2010. Direct costs of other services increased 170.9% from $984,000 for the six months ended June 30, 2009, to $2.7 million for the same period in 2010. Pole attachment and other network rental expenses decreased 2.9% while remaining at $2.5 million for the six months ended June 30, 2009 and 2010. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees beginning in 2009, similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative. Our selling, general and administrative expenses decreased 0.7% from $77.1 million for the six months ended June 30, 2009, to $76.5 million for the six months ended June 30, 2010. Although relatively unchanged, our operating costs, included in selling, general and administrative expenses contained decreases in salaries and wages, commissions, employee benefits, and sales and marketing expenses for the six months ended June 30, 2010. These decreases were partially offset by increases in insurance expense, vehicles lease expense, repair expense, fuel costs, travel expense related to potential acquisitions, and utilities. Non-cash stock option compensation expense, included in selling, general and administrative, decreased from $3.1 million for the six months ended June 30, 2009, to $2.9 million for the six months ended June 30, 2010.

Depreciation and amortization. Our depreciation and amortization decreased from $45.6 million for the six months ended June 30, 2009, to $43.7 million for the six months ended June 30, 2010, primarily due to the maturing of our asset base.

Interest expense. Interest expense increased from $19.2 million for the six months ended June 30, 2009, to $22.8 million for the six months ended June 30, 2010. The increase in interest expense is primarily a result of the increase in interest rates on our term loans. In addition, we recorded $9.3 million and $9.9 million in amortization of deferred loss associated with the derivative instruments for the six months ended June 30, 2009 and 2010, respectively. A gain of $3.7 million and $8.8 million was recorded on the value of the interest rate swaps for the six months ended June 30, 2009 and 2010, respectively.

The interest rate swaps are valued by an independent third party. An error occurred due to a misinterpretation of the valuation information, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4.2 million in the second quarter of 2010. Further, the Company would have recognized $3.5 million less charge to expense from the change in derivative value during the first quarter of 2009 had the interest rate swaps been recorded correctly. The effect over all other quarters in 2009 was approximately $783,000. The Company believes the correction of this non-cash item is immaterial to the users of our financial statements as it has no impact on total revenue, EBITDA, net operating income and cash flows for the periods affected, and these are key metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance. Therefore no restatement of prior period financial statements is deemed necessary. The correction has no impact on the statement of operations prior to January 1, 2009.

Net income (loss). We incurred a net loss of $940,000 and generated net income of $6.8 million for the six months ended June 30, 2009 and 2010, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2010, we had approximately $86.8 million of cash, cash equivalents, restricted cash, certificates of deposit and U.S. Treasury Bills on our balance sheet. Our net working capital on June 30, 2010 and December 31, 2009 was $48.7 million and $26.2 million, respectively.

On March 14, 2007, the Company entered into the Credit Agreement, which provides for a $580.0 million credit facility, consisting of a $555.0 million term loan and a $25.0 million revolving credit facility. On April 3, 2007, the Company received the proceeds of the term loan to fund the PrairieWave acquisition purchase price, refinance the Company’s first and second lien credit agreements, and pay transaction costs associated with the transactions. This term loan bears interest at LIBOR plus 2.25%. Prior to Amendment No. 2 discussed below, this term loan amortized at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2010, $156.8 million is outstanding under this term loan (with an additional $387.8 million outstanding under the extended term loan discussed below), and $2.0 million is outstanding under the revolving credit facility as unused letter of credits. On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ended July 3, 2010, fixed $398.4 million of the floating rate debt at 4.977% as of June 30, 2010.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provides for a $59.0 million incremental term loan. The proceeds of the term loan were used to fund in part the $75.0 million Graceba acquisition purchase price. This term loan bears interest at LIBOR plus 2.75%. Prior to Amendment No. 2 discussed below, this term loan amortized at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of June 30, 2010, $32.0 million is outstanding under the incremental loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million. The swap agreement, which became effective January 4, 2008, fixes $57.5 million of the floating rate debt at 3.995% until September 30, 2010.

On September 28, 2009, the Company entered into Amendment No. 2 which extends the maturity date of an aggregate $397 million of term loans under the Credit Agreement by two years. The extended term loan bears interest at LIBOR plus 3.50% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increases the revolving credit facility to $35.0 million from $25.0 million and allows for an annual, cumulative restricted payment allowance of $10 million for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test. As of June 30, 2010, $387.8 million is outstanding under the extended term loan. On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400 million. The swap agreement, which does not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%.

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of June 30, 2010, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $35.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities

Net cash provided by operating activities from continuing operations totaled $52.6 million and $56.7 million for the six months ended June 30, 2009 and 2010, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock option compensation;

•	non-cash amortization of deferred loss on interest rate swaps;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate derivative instrument;

•	provision for bad debt; and

•	gain on disposition of assets.

Net cash used in our investing activities was $64.3 million and $44.7 million for the six months ended June 30, 2009 and 2010, respectively. Investing activities for the six months ended June 30, 2009 consisted primarily of $35.0 million for the purchase of certificates of deposit, $29.1 million of capital expenditures and $422,000 of multiple dwelling unit signing bonuses. Our investing activities for the six months ended June 30, 2010 consisted primarily of $34.6 million of capital expenditures, $24.0 million for the purchase of certificates of deposit, $676,000 of increase in restricted cash, and $473,000 of multiple dwelling unit signing bonuses offset by $15 million proceeds for maturities of certificates of deposit.

Net cash used in our financing activities was $12.5 million and $14.7 million for the six months ended June 30, 2009 and 2010, respectively. For the six months ended June 30, 2009, financing activities primarily consisted of $12.8 million in principal payments on debt, offset by $241,000 from the exercise of stock options. Financing activities for the six months ended June 30, 2010 consisted primarily of $15.4 million in principal payments on debt, offset by $700,000 from the exercise of stock options.

Capital Expenditures

We spent approximately $34.6 million in capital expenditures during the six months ended June 30, 2010, of which $16.3 million related to the purchase and installation of customer premise equipment, $7.5 million related to plant extensions and enhancements and $10.8 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $71.0 million in capital expenditures during 2010. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2010. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

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

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 (in thousands) in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement, which became effective May 3, 2007 and ended July 3, 2010, fixes $398,350 of the floating rate debt at 4.977% as of June 30, 2010.

The notional amount for the remaining days of the interest rate derivative instrument is summarized below:

Start date	End date	Amount (in thousands)
April 3, 2010	July 3, 2010	$398,350

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan incurred in connection with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement, which became effective January 4, 2008 and ends September 30, 2010, fixes $57,525 of the floating rate debt at 3.995% as of June 30, 2010.

The notional amount for the remaining three months of the interest rate derivative instrument is summarized below:

Start date	End date	Amount (in thousands)
June 30, 2010	September 30, 2010	$57,525

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,615 and $9,313 for the three and six months ended June 30, 2009. The Company also recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $5,499 and $9,873 for the three and six months ended June 30, 2010. As of June 30, 2010, there is $451 remaining in accumulated other comprehensive loss related to the interest rate swaps that is to be amortized over the remaining life of the derivative instruments. If the Company chooses 3-month LIBOR on future loan reset dates to match the rate on the interest rate swaps, then the interest rate swaps may again be eligible for hedge accounting and will be assessed for eligibility at that time.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective until July 3, 2010 and ends April 3, 2012, fixes the scheduled notional amount of the floating rate debt at 1.98%. The interest rate swap is recorded at fair value on June 30, 2010, and the income statement reflects any changes in fair value for the period then ended.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount (in thousands)
July 3, 2010	October 2, 2010	$400,000
October 3, 2010	January 2, 2011	$398,800
January 3, 2011	April 2, 2011	$382,600
April 3, 2011	July 2, 2011	$381,400

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $3,042 and $3,748 for the three and six months ended June 30, 2009. The Company also recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $7,764 and $8,795 for the three and six months ended June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in a lawsuit captioned Manard v. Knology, Inc. filed in the United States District Court for the Middle District of Georgia. The complaint was filed on February 2, 2010 as a putative class action. The case arose out of an online advertising trial of a system designed by a third-party advertising company, NebuAd Inc., for delivery of advertising to computer users while they are navigating the Internet. The complaint, which was filed on behalf of Knology customers using the Internet during the trial period, alleges that electronic communications were intercepted and used in violation of the federal and state privacy statutes and seeks statutory damages for such alleged violations. The action was initially filed in California against Knology and other defendants where it was dismissed for lack of jurisdiction. Counsel for the plaintiff has filed new complaints against the same defendants but they filed separate complaints against each company trialing NebuAd’s system. Knology filed its motion to dismiss on March 26, 2010. On April 22, 2010, Knology filed a motion to compel arbitration and stay the proceedings in the District Court. On June 18, 2010, the District Court granted our motion to compel arbitration and stay court proceedings and determined that Knology’s motion to dismiss was moot. We intend to vigorously defend the case in arbitration. Given that this claim is still in its initial stages, it is premature to estimate the impact it could have to our results of operation, financial condition or cash flows.

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

Entry into a Material Definitive Agreement to Acquire Sunflower Broadband

On August 3, 2010, Knology of Kansas, Inc. (“Knology KS”), a wholly owned subsidiary of Knology, Inc. (“Knology”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with The World Company (“Seller”), pursuant to which Knology KS has agreed to acquire certain assets and assume certain liabilities of Sunflower Broadband (“Sunflower”), a division of Seller that provides video, voice and data services to residential and business customers in Douglas County and Lawrence, Kansas.

Under the terms of the Purchase Agreement, Knology will pay Seller aggregate cash consideration of $165 million, subject to customary closing adjustments based on net working capital. Credit Suisse and SunTrust Robinson Humphrey have fully committed to provide Knology with debt financing for the transaction. The Purchase Agreement provides that $7 million of the purchase price will be placed into an escrow account for 12 months to settle certain claims for indemnification for which the Seller has agreed to indemnify Knology.

The Purchase Agreement contains customary representations, warranties and covenants by each of the parties. Completion of the acquisition is subject to a number of conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of other required federal, state and local regulatory approvals, including from the FCC and the municipal franchise authorities, receipt by Knology KS of the financing needed to complete the acquisition substantially as provided in the commitment letters from Credit Suisse and SunTrust Robinson Humphrey, and satisfaction of certain other conditions. Both Knology KS and Seller have the right to terminate the Purchase Agreement under certain circumstances, including if the closing has not occurred by December 15, 2010.

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

KNOLOGY, INC.

August 6, 2010	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

August 6, 2010	By:	/s/ M. Todd Holt
M. Todd Holt
President and Chief Financial Officer