Form 10-Q
period 2010-09-30
KNOLOGY INC
filed 2010-11-05
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 31, 2010, Knology, Inc. had 37,102,302 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2009	September 30, 2010 (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,016	$61,366
Restricted cash	725	1,401
Certificates of deposit and other short term investments	35,050	30,150
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,269 as of December 31, 2009 and September 30, 2010, respectively	32,668	35,745
Prepaid expenses and other	2,986	4,441

Total current assets	115,445	133,103

PROPERTY, PLANT AND EQUIPMENT, NET	357,880	355,992

GOODWILL	149,741	149,741

CUSTOMER BASE, NET	8,661	7,057

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	7,544	5,368

INVESTMENTS	3,683	4,011

OTHER INTANGIBLES AND OTHER ASSETS, NET	3,947	3,406

Total assets	$646,901	$658,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$9,841	$10,593
Accounts payable	25,768	32,676
Accrued liabilities	22,349	19,739
Unearned revenue	14,795	16,558
Interest rate swaps	16,526	0

Total current liabilities	89,279	79,566

NONCURRENT LIABILITIES:
Long term debt, net of current portion	591,514	576,019
Interest rate swaps	0	8,382

Total noncurrent liabilities	591,514	584,401

Total liabilities	680,793	663,967

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 36,561,405 and 37,076,450 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	366	371
Additional paid-in capital	602,508	608,020
Accumulated other comprehensive loss	(10,324)	6
Accumulated deficit	(626,442)	(613,686)

Total stockholders’ deficit	(33,892)	(5,289)

Total liabilities and stockholders’ equity	$646,901	$658,678

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

OPERATING REVENUES:
Video	$46,048	$50,510	$137,809	$150,173
Voice	32,372	31,797	98,916	95,575
Data	24,487	26,195	73,603	77,911
Other	2,895	4,375	8,088	12,323

Total operating revenues	105,802	112,877	318,416	335,982

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	31,896	36,710	98,660	109,210
Selling, general and administrative expenses	39,566	40,063	116,638	116,609
Depreciation and amortization	22,436	20,832	67,997	64,525

Total operating expenses	93,898	97,605	283,295	290,344

OPERATING INCOME	11,904	15,272	35,121	45,638

OTHER INCOME (EXPENSE):
Interest income	180	74	477	288
Interest expense	(10,363)	(8,349)	(29,611)	(31,129)
Debt modification expense	(3,422)	0	(3,422)	0
Gain (loss) on interest rate swaps	2,796	(651)	6,545	8,144
Amortization of deferred loss on interest rate swaps	(4,533)	(451)	(13,846)	(10,324)
Other income, net	104	37	462	139

Total other expense	(15,238)	(9,340)	(39,395)	(32,882)

NET INCOME (LOSS)	$(3,334)	$5,932	$(4,274)	$12,756

BASIC NET INCOME (LOSS) PER SHARE	$(0.09)	$0.16	$(0.12)	$0.35

DILUTED NET INCOME (LOSS) PER SHARE	$(0.09)	$0.15	$(0.12)	$0.33

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,031,902	37,031,429	35,901,886	36,811,646

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,031,902	39,128,436	35,901,886	38,856,821

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,274)	$12,756

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,997	64,525
Non-cash stock compensation	4,615	4,441
Non-cash bank loan interest expense	1,997	2,176
Non-cash gain on interest rate swaps	(6,545)	(8,144)
Non-cash amortization of deferred loss on interest rate swaps	13,846	10,324
Non-cash interest income	0	(40)
Provision for bad debt	3,950	4,683
Gain on sale of short term investments	0	(10)
Gain on disposition of property	(144)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(5,310)	(7,760)
Prepaid expenses and other assets	(2,764)	(676)
Accounts payable	2,574	6,908
Accrued liabilities	758	(2,610)
Unearned revenue	(432)	1,763

Total adjustments	80,542	75,538

Net cash provided by operating activities	76,268	88,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,549)	(57,486)
Maturities of certificates of deposit	0	20,000
Proceeds from sale of short term investments	0	14,979
Investment in certificates of deposit and other short term investments	(35,050)	(30,023)
Investment in Tower Cloud, Inc.	0	(328)
MDU signing bonuses and other intangible expenditures	(750)	(596)
Proceeds from sale of property	218	106
Change in restricted cash	(45)	(676)

Net cash used in investing activities	(76,176)	(54,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	(15,196)	(17,996)
Expenditures related to issuance and modification of long term debt	(1,831)	0
Stock options exercised	328	1,076

Net cash used in financing activities	(16,699)	(16,920)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,607)	17,350
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,362	44,016

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,755	$61,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$32,307	$32,373

Non-cash financing activities:
Debt acquired in capital lease transactions	$4,897	$3,253

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

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

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2009 and September 30, 2010, the Company has $725 and $1,401, respectively, of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. SHORT TERM INVESTMENTS

Certificates Of Deposit

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

Other Short Term Investments

Other short term investments consist of U.S. Treasury Bills with original maturities of twelve months that are classified as available for sale securities.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually as of January 1. There was no impairment identified as a result of the January 1, 2010 impairment test, nor has there been any event in the nine months ended September 30, 2010 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement became effective on May 3, 2007 and ended on July 3, 2010.

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan incurred in connection with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement became effective on January 4, 2008 and ended on September 30, 2010.

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,533 and $13,846 for the three and nine months ended September 30, 2009. The Company also recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $451 and $10,324 for the three and nine months ended September 30, 2010. As of September 30, 2010, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps has been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $400,000 of the floating rate debt at 1.98% as of September 30, 2010.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400,000
October 3, 2010	January 2, 2011	$398,800
January 3, 2011	April 2, 2011	$382,600
April 3, 2011	July 2, 2011	$381,400
July 3, 2011	October 2, 2011	$380,200

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred.

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $2,796 and $6,545 for the three and nine months ended September 30, 2009. The Company also recorded a gain (loss) on the change in the fair value of the interest rate swaps in the amounts of $(651) and $8,144 for the three and nine months ended September 30, 2010.

The interest rate swaps are valued by an independent third party. An error occurred due to a misinterpretation of the valuation information, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4,163 in the second quarter of 2010. Further, the Company would have recognized $3,524 less charge to expense from the change in derivative value during the first quarter of 2009 had the interest rate swaps been recorded correctly. The effect over all other quarters in 2009 was approximately $783. The Company believes the correction of this non-cash item is immaterial to the users of our financial statements as it has no impact on total revenue; Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); net operating income and cash flows for the periods affected, and these are key metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance. Therefore no restatement of prior period financial statements is deemed necessary. The correction has no impact on the statement of operations prior to January 1, 2009.

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

Long-term debt at December 31, 2009 and September 30, 2010 consisted of the following:

	December 31, 2009	September 30, 2010
Initial Term Loan, at a rate of LIBOR plus 2.25% (2.51% at September 30, 2010), with $1,584 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	$160,586	$156,433

First Amendment Incremental Term Loan, at a rate of LIBOR plus 2.75% (3.01% at September 30, 2010), with $324 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012	32,833	31,979

Extended Term Loan, at a rate of LIBOR plus 3.50% (4.03% at September 30, 2010), with $3,917 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2014	396,783	386,809

Capitalized lease obligations, at various rates, with monthly principal and interest payments through March 2014	11,153	11,391

Total debt	601,355	586,612

Less current portion of long term debt	9,841	10,593

Total long term debt, net of current portion	$591,514	$576,019

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

•	restrictions on mergers and acquisitions, sale/leaseback transactions and fundamental changes in the nature of our business;

•	limitations on capital expenditures; and

•	maintenance of minimum ratios of debt to EBITDA (as defined in the Credit Agreement) and a minimum interest coverage ratio.

Knology’s entry into the $770,000 first lien credit facility on October 15, 2010 (see Note 13-Subsequent Events) relieved the Company’s requirement to submit a compliance certificate in relation to its debt covenants on the credit facility existing at September 30, 2010. Similar covenants exist on our new first lien credit facility.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Certificates of deposit	$0	$21,155	$0	$21,155
Other short term investments	8,995	0	0	8,995

Total Assets	$8,995	$21,155	$0	$30,150

Liabilities
Interest rate swaps	$0	$8,382	$0	$8,382

Total Liabilities	$0	$8,382	$0	$8,382

The Company used a discounted cash flow analysis applied to the LIBOR forward yield curve to value the interest rate swaps on its balance sheet at September 30, 2010.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The Company recorded in accumulated other comprehensive income unrealized gain (loss) on other short term investments (all U.S. Treasury bills) in the amounts of ($2) and $15 for the three and nine months ended September 30, 2010, respectively. There was no other-than-temporary impairment for the three and nine months ended September 30, 2010.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On September 30, 2010, the estimated fair value of that debt, based on a dealer quote considering current market rates, approximated the carrying value of $575,221.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of September 30, 2010, which reduces the funds available under the $35,000 five year senior secured revolving loan and letter of credit facility.

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

During the third quarter of 2010, the Company granted employees options to purchase 5,715 shares of common stock with a market value of $69. These options vest equally over the next four years. The Company recognized stock-based compensation of $1,563 and $4,615 for the three and nine months ended September 30, 2009, respectively, and $1,500 and $4,441 for the three and nine months ended September 30, 2010, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of September 30, 2010, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

13. SUBSEQUENT EVENTS

Subsequent to quarter end, on October 15, 2010, the Company closed its previously-announced acquisition of the assets of Sunflower Broadband (“Sunflower”), a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area for $165,000. At December 31, 2009, Sunflower had approximately $35,800 in total assets, $50,000 in annual total revenues, $8,786 in pretax income and $10,925 of equity (all unaudited).

In connection with the acquisition, Knology has entered into a $770,000 first lien credit facility with proceeds used to partially fund the acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. Knology also used approximately $48,000 of cash on hand to partially fund the transaction. The new $770,000 credit agreement includes a $50,000 revolving credit facility, a $175,000 term loan A and a $545,000 term loan B. The revolving credit facility is not being used in connection with the acquisition or refinancing. The term loan A bears interest at LIBOR plus a margin ranging from 3.5% to 4.25% and has a term of five years with annual amortization of $8,750, $8,750, $17,500 and $26,250 in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The term loan B bears interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and has a term of six years with 1% principal amortization annually with the balance due at maturity.

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

•

that we will not be able to integrate the assets and operations of Sunflower Broadband, that we will not be able to complete future acquisitions, that we may have difficulties integrating other acquired businesses, or that the cost of such integration will be greater than we expect: and

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

The following is a discussion of our consolidated financial condition and results of operations for the nine months ended September 30, 2010, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Subsequent to quarter end, on October 15, 2010, the Company closed its previously-announced acquisition of the assets of Sunflower Broadband, a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area for $165.0 million. At December 31, 2009, Sunflower Broadband had approximately $35.8 million in total assets, $50.0 million in annual total revenues, $8.8 million in pretax income and $10.9 million of equity (all unaudited).

In connection with the acquisition, Knology has entered into a $770.0 million first lien credit facility with proceeds used to partially fund the acquisition purchase price, refinance indebtedness under the company’s existing credit facility, and pay related transaction costs. Knology also used approximately $48.0 million of cash on hand to partially fund the transaction. The new $770.0 million credit agreement includes a $50.0 million revolving credit facility, a $175.0 million term loan A and a $545.0 million term loan B. The revolving credit facility is not being used in connection with the acquisition or refinancing. The term loan A bears interest at LIBOR plus a margin ranging from 3.5% to 4.25% and has a term of five years with annual amortization of $8.8 million, $8.8 million, $17.5 million and $26.3 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The term loan B bears interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and has a term of six years with 1% principal amortization annually with the balance due at maturity.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 44.7% of our consolidated revenues for both the three and nine months ended September 30, 2010, compared to 43.5% and 43.3% for the three and nine months ended September 30, 2009, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 28.2% and 28.4% of our consolidated revenues for the three and nine months ended September 30, 2010, respectively, compared to 30.6% and 31.1% for the three and nine months ended September 30, 2009, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.2% of our consolidated revenues for both the three and nine months ended September 30, 2010, compared to 23.1% for the three and nine months ended September 30, 2009.

•

Other revenues. Other revenues result principally from broadband carrier services and dark fiber sales. Other revenues accounted for approximately 3.9% and 3.7% of our consolidated revenues for the three and nine months ended September 30, 2010, respectively, compared to 2.7% and 2.5% of our consolidated revenues for the three and nine months ended September 30, 2009, respectively.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 51.9% for both the three and nine months ended September 30, 2010, compared to 51.0% and 51.9% for the three and nine months ended September 30, 2009, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on number of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 17.9% and 18.3% for the three and nine months ended September 30, 2010, respectively, compared to 18.0% for both the three and nine months ended September 30, 2009.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 7.9% and 7.7% for the three and nine months ended September 30, 2010, respectively, compared to 7.3% and 6.9% for the three and nine months ended September 30, 2009, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost, network access fees and costs of dark fiber sales. The direct cost of other services as a percentage of other revenue was approximately 34.0% and 33.7% for the three and nine months ended September 30, 2010, respectively, compared to 19.7% and 19.2% for the three and nine months ended September 30, 2009, respectively. The increase is due mainly to the costs of dark fiber sales recorded during the quarter ended September 30, 2010.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.1% for both the three and nine months ended September 30, 2010, compared to 0.2% and 0.9% for the three and nine months ended September 30, 2009, respectively.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2009 and 2010.

	Three months ended September 30,
	2009	2010
Operating revenues:
Video	43%	45%
Voice	31	28
Data	23	23
Other	3	4

Total	100	100
Operating expenses:
Direct costs	30	32
Selling, general and administrative	38	36
Depreciation and amortization	21	19

Total	89	87

Operating income	11	13
Interest income	0	0
Interest expense	(10)	(7)
Debt modification expense	(3)	0
Loss on interest rate derivative instrument	(1)	(1)
Other income (expense), net	0	0

Total other expense	(14)	(8)

Income (loss) from continuing operations	(3)	5

Net income (loss)	(3)	5

Revenues. Operating revenues increased 6.7% from $105.8 million for the three months ended September 30, 2009, to $112.9 million for three months ended September 30, 2010. Operating revenues from video services increased 9.7% from $46.0 million for the three months ended September 30, 2009, to $50.1 million for the same period in 2010. Operating revenues from voice services decreased 1.8% from $32.4 million for the three months ended September 30, 2009, to $31.8 million for the same period in 2010. Operating revenues from data services increased 7.0% from $24.5 million for the three months ended September 30, 2009, to $26.2 million for the same period in 2010. Operating revenues from other services increased 51.1% from $2.9 million for the three months ended September 30, 2009, to $4.4 million for the same period in 2010.

The increased revenues are due primarily to an increase in the number of connections, from 681,920 as of September 30, 2009, to 700,476 as of September 30, 2010 and rate increases effective in the first quarter of 2010. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued growth in business data sales; and

•	continued penetration in our mature markets.

The decreased voice services revenues are due primarily to a decrease in residential local service revenue and features revenue as a result of customers choosing our discounted service plans offering discounted features such as voicemail, call waiting, and call forwarding. The Company also experienced a decline in business service revenue and business toll.

The increase in operating revenues from other services included $361,000 of dark fiber sales recorded during the three months ended September 30, 2009, compared to $1.4 million for the same period of 2010. The increase in operating revenues from other services also resulted from increased broadband carrier services.

Direct Costs. Direct costs increased 15.1% from $31.9 million for the three months ended September 30, 2009, to $36.7 million for the three months ended September 30, 2010. Direct costs of video services increased 11.6% from $23.5 million for the three months ended September 30, 2009, to $26.2 million for the same period in 2010. Direct costs of voice services decreased 2.2% from $5.8 million for the three months ended September 30, 2009, to $5.7 million for the same period in 2010. Direct costs of data services increased 16.0% from $1.8 million for the three months ended September 30, 2009, to $2.1 million for the same period in 2010. Direct costs of other services increased 160.0% from $571,000 for the three months ended September 30, 2009, to $1.5 million for the same period in 2010. Pole attachment and other network rental expenses increased 439.3% from $231,000 for the three months ended September 30, 2009, to $1.2 million for the same period in 2010 as a result of credits for pole rent available to Knology for the period in 2009. We expect our cost of services to increase in amount as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 1.3% from $39.6 million for the three months ended September 30, 2009, to $40.1 million for the three months ended September 30, 2010. The increase in our operating costs, included in selling, general and administrative expenses, is consistent with our growth in connections and customers since the third quarter of 2009, and consists mainly of increases in rents and leases, bad debt expense and employee related expenses. These increases were offset by reductions in taxes and licenses, and sales and marketing expenses. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, decreased from $1.6 million for the three months ended September 30, 2009, to $1.5 million for the three months ended September 30, 2010 as a result of the issuance of fewer additional stock awards.

Depreciation and amortization. Our depreciation and amortization decreased from $22.4 million for the three months ended September 30, 2009, to $20.8 million for the three months ended September 30, 2010, primarily due to the maturing of our asset base.

Interest expense. Interest expense decreased from $10.4 million for the three months ended September 30, 2009, to $8.3 million for the three months ended September 30, 2010. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans resulting from the commencement of our new interest rate swap. In addition, we recorded $4.5 million and $451,000 in amortization of deferred loss associated with our derivative instruments for the three months ended September 30, 2009 and 2010, respectively. A gain of $2.8 million and a loss of $651,000 was recorded on the value of the interest rate swaps for the three months ended September 30, 2009 and 2010, respectively.

Debt modification charge. We recorded an expense of $3.4 million during the three months ended September 30, 2009 related to the modification of the debt under the Credit Agreement in accordance with the terms of Amendment No. 2, which provides for the extension of the maturity date of an aggregate $397 million of term loans by two years.

Net income ( loss). We incurred a net loss of $3.3 million and net income of $5.9 million for the three months ended September 30, 2009 and 2010, respectively.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2009 and 2010.

	Nine months ended September 30,
	2009	2010
Operating revenues:
Video	43%	45%
Voice	31	28
Data	23	23
Other	3	4

Total	100	100
Operating expenses:
Direct costs	31	32
Selling, general and administrative	37	35
Depreciation and amortization	21	19

Total	89	86

Operating income	11	14
Interest income	0	0
Interest expense	(9)	(9)
Debt modification expense	(1)	0
Loss on interest rate derivative instrument	(2)	(1)
Other income (expenses), net	0	0

Total other expense	(12)	(10)

Income (loss) from continuing operations	(1)	4

Net income (loss)	(1)	4

Revenues. Operating revenues increased 5.5% from $318.4 million for the nine months ended September 30, 2009, to $336.0 million for the nine months ended September 30, 2010. Operating revenues from video services increased 9.0% from $137.8 million for the nine months ended September 30, 2009, to $150.2 million for the same period in 2010. Operating revenues from voice services decreased 3.4% from $98.9 million for the nine months ended September 30, 2009, to $95.6 million for the same period in 2010. Operating revenues from data services increased 5.9% from $73.6 million for the nine months ended September 30, 2009, to $77.9 million for the same period in 2010. Operating revenues from other services increased 52.4% from $8.1 million for the nine months ended September 30, 2009, to $12.3 million for the same period in 2010.

The increased revenues are due primarily to an increase in the number of connections, from 681,920 as of September 30, 2009, to 700,476 as of September 30, 2010 and rate increases effective in the first quarter of 2010. The additional connections resulted primarily from:

•	continued growth in our bundled customers;

•	continued growth in business data sales; and

•	continued penetration in our mature markets.

The operating revenues from other services increased as a result of dark fiber sales and increased broadband carrier services.

Direct Costs. Direct costs increased 10.7% from $98.7 million for the nine months ended September 30, 2009, to $109.2 million for the nine months ended September 30, 2010. Direct costs of video services increased 9.0% from $71.5 million for the nine months ended September 30, 2009, to $77.9 million for the same period in 2010. Direct costs of voice services decreased 1.8% from $17.8 million for the nine months ended September 30, 2009, to $17.5 million for the same period in 2010. Direct costs of data services increased 17.5% from $5.1 million for the nine months ended September 30, 2009, to $6.0 million for the same period in 2010. Direct costs of other services increased 166.9% from $1.6 million for the nine months ended September 30, 2009, to $4.2 million for the same period in 2010. Pole attachment and other network rental expenses increased 34.2% from $2.8 million for the nine months ended September 30, 2009, to $3.7 million for the same period in 2010. As discussed above in the results for the three months ended September 30, 2010, the causes of our changes are consistent for the nine months period.

Selling, general and administrative. Our selling, general and administrative expenses remained unchanged at $116.6 million for both the nine months ended September 30, 2009 and 2010. Although unchanged, our operating costs, included in selling, general and administrative expenses contained increases in rents and leases, bad debt expense, and repairs and maintenance expenses for the nine months ended September 30, 2010. These increases were partially offset by decreases in sales and marketing, and taxes and licenses. Our non-cash stock option compensation expense, included in selling, general and administrative, decreased from $4.6 million for the nine months ended September 30, 2009, to $4.4 million for the nine months ended September 30, 2010.

Depreciation and amortization. Our depreciation and amortization decreased from $68.0 million for the nine months ended September 30, 2009, to $64.5 million for the nine months ended September 30, 2010, primarily due to the maturing of our asset base.

Interest expense. Interest expense increased from $29.6 million for the nine months ended September 30, 2009, to $31.1 million for the nine months ended September 30, 2010. The increase in interest expense is primarily a result of the increase in interest rates on our term loans prior to the commencement of our new interest rate swap during the quarter ended September 30, 2010. In addition, we recorded $13.8 million and $10.3 million in amortization of deferred loss associated with our derivative instruments for the nine months ended September 30, 2009 and 2010, respectively. A gain of $6.5 million and $8.1 million was recorded on the value of the interest rate swaps for the nine months ended September 30, 2009 and 2010, respectively.

Debt modification charge. We recorded an expense of $3.4 million during the nine months ended September 30, 2009 related to the modification of the debt under the Credit Agreement in accordance with the terms of Amendment No. 2, which provides for the extension of the maturity date of an aggregate $397 million of term loans by two years.

Net income ( loss). We incurred a net loss of $4.3 million and net income $12.8 million for the nine months ended September 30, 2009 and 2010, respectively.

Liquidity and Capital Resources

Overview.

As of September 30, 2010, we had approximately $92.9 million of cash, cash equivalents and restricted cash, certificates of deposit and U.S. Treasury Bills on our balance sheet. Our net working capital on September 30, 2010 and December 31, 2009 was $53.5 million and $26.2 million, respectively.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provides for a $59.0 million incremental term loan. The proceeds of the term loan were used to fund in part the $75.0 million Graceba acquisition purchase price. This term loan bears interest at LIBOR plus 2.75%. Prior to Amendment No. 2 discussed below, this term loan amortized at a rate of 1.0% per annum, payable quarterly, with a June 30, 2012 maturity date. As of September 30, 2010, $32.0 million is outstanding on the incremental term loan. In December 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $59.0 million. The swap agreement, which became effective January 4, 2008, fixes $57.5 million of the floating rate debt at 3.995% until September 30, 2010.

On September 28, 2009, the Company entered into Amendment No. 2 which extends the maturity date of an aggregate $397 million of term loans under the Credit Agreement by two years. The extended term loan bears interest at LIBOR plus 3.50% and amortizes at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increases the revolving credit facility to $35.0 million from $25.0 million and allows for an annual, cumulative restricted payment allowance of $10 million for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test. As of September 30, 2010, $386.8 million is outstanding under the extended term loan. On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $400.0 million of the floating rate debt at 1.98% as of September 30, 2010.

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of September 30, 2010, we are in compliance with all our debt covenants.

Subsequent to quarter end, on October 15, 2010, the Company closed its previously-announced acquisition of the assets of Sunflower Broadband, a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area for $165.0 million. At December 31, 2009, Sunflower Broadband had approximately $35.8 million in total assets, $50.0 million in annual total revenues, $8.8 million in pretax income and $10.9 million of equity (all unaudited).

In connection with the acquisition, Knology has entered into a $770.0 million first lien credit facility with proceeds used to partially fund the acquisition purchase price, refinance indebtedness under the company’s existing credit facility described below, and pay related transaction costs. Knology also used approximately $48.0 million of cash on hand to partially fund the transaction. The new $770.0 million credit agreement includes a $50.0 million revolving credit facility, a $175.0 million term loan A and a $545.0 million term loan B. The revolving credit facility is not being used in connection with the acquisition or refinancing. The term loan A bears interest at LIBOR plus a margin ranging from 3.5% to 4.25% and has a term of five years with annual amortization of $8.8 million, $8.8 million, $17.5 million and $26.3 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The term loan B bears interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and has a term of six years with 1% principal amortization annually with the balance due at maturity.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities.

Net cash provided by operating activities from continuing operations totaled $76.3 million and $88.3 million for the nine months ended September 30, 2009 and 2010, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash amortization of deferred loss on interest rate swaps;

•	non-cash bank loan interest expense;

•	non-cash interest income;

•	gain on sale of short term investments;

•	non-cash gain (loss) on interest rate derivative instrument;

•	provision for bad debt; and

•	gain on disposition of assets

Net cash used in investing activities was $76.2 million and $54.0 million for the nine months ended September 30, 2009 and 2010, respectively. Our investing activities for the nine months ended September 30, 2009 consisted primarily of $40.5 million of capital expenditures and $35.1 million for the purchase of certificates of deposit. Investing activities for the nine months ended September 30, 2010 consisted primarily of $57.5 million of capital expenditures and $30.0 million for the purchase of certificates of deposit, offset by $20.0 million of maturities of certificates of deposit and $15.0 million from the sale of U.S Treasury Bills.

Net cash used by our financing activities was $16.7 million and $16.9 million for the nine months ended September 30, 2009 and 2010, respectively. For the nine months ended September 30, 2009, financing activities consisted of $15.2 million in principal payments on debt and $1.8 million of expenditures related to the modification of long-term debt, offset by $328,000 proceeds from the exercise of stock options. Financing activities for the nine months ended September 30, 2010 consisted of $18.0 million in principal payments on debt, offset by $1.1 million proceeds from the exercise of stock options.

Capital Expenditures.

We spent approximately $57.5 million in capital expenditures during the nine months ended September 30, 2010, of which $23.5 million related to the purchase and installation of customer premise equipment, $16.9 million related to plant extensions and enhancements and $17.1 million related to network equipment, billing and information systems and other capital items.

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

Until the December 31, 2008 reset of the borrowing rate on the $59.0 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4.5 million and $13.8 million for the three and nine months ended September 30, 2009. The Company also recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $451,000 and $10.3 million for the three and nine months ended September 30, 2010. As of September 30, 2010, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps has been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $400.0 million of the floating rate debt at 1.98% as of September 30, 2010.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400.0
October 3, 2010	January 2, 2011	$398.8
January 3, 2011	April 2, 2011	$382.6
April 3, 2011	July 2, 2011	$381.4
July 3, 2011	October 2, 2011	$380.2

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred.

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $2.8 million and $6.5 million for the three and nine months ended September 30, 2009. The Company also recorded a gain (loss) on the change in the fair value of the interest rate swaps in the amounts of $(651,000) and $8.1 million for the three and nine months ended September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Default Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, dated as of August 3, 2010, by and between The World Company and Knology of Kansas, Inc.

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

November 5, 2010	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

November 5, 2010	By:	/s/ M. Todd Holt
M. Todd Holt
President and Chief Financial Officer