Form 10-K
period 2010-12-31
KNOLOGY INC
filed 2011-03-15
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2010, computed by reference to the closing price for such stock on the NASDAQ Global Market on such date, was approximately $271 million.

The number of shares outstanding of the registrant’s common stock as of February 28, 2011 was 37,349,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2010 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

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

The words “estimate,” “project,” “intend,” “expect,” “believe,” “may,” “could,” “plan,”, “will,” “should” and similar expressions are intended to identify forward-looking statements. Wherever they occur in this annual report or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The most significant of these risks, uncertainties and other factors are discussed above. We caution you to carefully consider these risks and those risks and uncertainties discussed in “Item 1A. Risk Factors” in this annual report and not to place undue reliance on our forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

PART I

For convenience in this annual report, “Knology,” “we,” “us,” and “the Company” refer to Knology, Inc. and our consolidated subsidiaries, taken as a whole.

ITEM 1.	BUSINESS

We were formed as a Delaware corporation in September 1998. Our shares of common stock are publicly traded on the NASDAQ Global Market. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the southeastern United States and three markets in the midwestern United States. For the year ended December 31, 2010, our revenues were $459.5 million and we had a net loss attributable to common stockholders of $281,000. Video, voice, data and other revenues accounted for approximately 45%, 28%, 23% and 4%, respectively, of our consolidated revenues for the year ended December 31, 2010. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2010, we had 766,361 total connections.

We provide our services over our wholly owned, fully upgraded minimum 750 MHz interactive broadband network. As of December 31, 2010, our network passed 1,045,355 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

We have operating experience in marketing, selling, provisioning, servicing and operating video, voice and data systems and services. We have delivered a bundled service offering for over ten years, and we are supported by a management team with decades of experience operating video, voice and data networks. We provide a full suite of video, voice and data services in certain markets in Alabama, Florida, Georgia, Iowa, Kansas, Minnesota, South Carolina, South Dakota and Tennessee, which are in the southeastern and midwestern regions of the United States. We offer our bundled service to all of our marketable passings.

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

On November 17, 2009, we completed the acquisition of Private Cable Co., LLC (“PCL Cable”), a provider of video, voice and data services to residential and business customers in Athens and Decatur, Alabama for $7.5 million. The acquisition was funded with cash on hand.

On October 15, 2010, we completed the acquisition of Sunflower Broadband (“Sunflower”), a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area for $165 million. In connection with the acquisition, Knology has entered into a $770 million secured credit facility with proceeds used to partially fund the acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. Knology also used approximately $48 million of cash on hand to partially fund the transaction.

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

Incumbent cable operators have expanded their core services by offering a bundled package of services, including the provision of Internet Protocol (IP) based voice services for their customers. Most of the major providers have rolled out Voice over Internet Protocol (VoIP) services. Likewise, incumbent telephone providers are expanding their services to include the bundled package of services. Many are providing dial-up or Digital Subscriber Line (DSL) Internet access to their customers and some are offering video service via third-party satellite companies. In addition, some telephone providers are offering video services over their networks.

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

•

Leverage our broadband network to provide new services. We built our high-capacity, interactive broadband network with fiber optics as close to the customer as economically feasible. Our entire network is a minimum of 750 MHz, which enables us to provide at least 750 MHz of capacity and two-way capability to all of our homes passed in these markets. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services such as video-on-demand, subscriber video-on-demand, digital video recorder, high-definition television, hosted IP Centrex services, Session Initiated Protocol (“SIP”) trunking, pure fiber services and Gigabit Ethernet services that allow for IP based voice and data services in all of our markets.

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

As of December 31, 2010, our network consisted of approximately 13,000 miles of network, passed 1,045,355 marketable homes and served 766,361 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

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

Residential Data Services

We offer tiered data services to residential customers that include always-on high-speed connections to the Internet using cable modems. Intronet, a high speed service aimed at first-time or dial-up Internet users, is offered at a download speed of one megabit per second, which is faster than traditional dial-up but slower than our typical high-speed service, and priced at a discount to our faster products. Our standard Internet product provides a targeted download speed of six to eight megabits per second in non-DOCSIS 3.0 markets and download speeds of 12 to 15 megabits per second in DOCSIS 3.0 markets. The Edge product gives customers a higher download connection speed, offered at eight to fifteen megabits per second in non-DOCSIS 3.0 markets and download speeds of 22 to 50 megabits per second in DOCSIS 3.0 markets.

Our data packages generally include the following:

•	specialized technical support 24 hours a day, seven days a week;

•	access to exclusive local content, weather, national news, sports and financial reports;

•	value-added features such as e-mail accounts, on-line storage, spam protection and parental controls; and

•	a DOCSIS-compliant modem installed by a trained professional.

Business Voice and Data Services

Our broadband network also supports services to business customers, and accordingly, we have developed a full suite of products for small, medium and large enterprises. We offer the traditional bundled product offering to these business customers. We also have developed new products to meet the more complex voice and data needs of the larger business sector. We offer pure fiber services, which enable our customers to have T-1 voice services, data speeds of up to 1 gigabit per second on our fiber network, and office-to-office VLAN services that provide a secure and managed connection between customer locations. We have introduced our Matrix product offering, which can replace customers’ aging, low functionality PBX products with an IP Centrex voice and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (“SIP”) trunking service. It is a direct replacement for traditional telephone service used by large PBX customers and is delivered over our pure fiber services network and terminated via an Ethernet connection at the customer premise. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

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

Our sales team is cross-trained on all our products to support our bundling strategy. The sales team is compensated based on new connections or revenue and is therefore motivated to sell more than one product to each customer. Our marketing and advertising strategy is to target bundled service prospects utilizing a broad mix of media tactics including broadcast television, cross channel cable spots, radio, social media channels, outdoor space, Internet and direct mail. We have utilized database-marketing techniques to shape our offers, segment and target our prospect base to increase response and reduce acquisition costs.

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

We also sell individual services at prices competitive to those of the incumbent providers. An installation fee may be charged to new and reconnected customers. We charge monthly fees for customer premise equipment.

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2010, approximately 72% of our programming was sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

As of December 31, 2010, we served the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes 12/31/2010	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	95,026	1995	1997	1997
1995	Acquired	Columbus, GA	74,363	1995	1998	1998
1997	Acquired	Panama City, FL	66,430	1997	1998	1998
1998	Acquired	Huntsville, AL	89,756	1998	1999	1999
1998	Built	Charleston, SC	72,682	1998	1998	1998
1998	Built	Augusta, GA	58,001	1998	1998	1998
1999	Acquired	West Point, GA	14,381	1999	1999	1999
2000	Built	Knoxville, TN	43,165	2001	2001	2001
2003	Acquired	Pinellas, FL	276,924	2003	2004	2003
2007	Acquired	Rapid City, SD	52,242	2007	2007	2007
2007	Acquired	Sioux Falls, SD	67,072	2007	2007	2007
2008	Acquired	Dothan, AL	22,792	2008	2008	2008
2010	Acquired	Lawrence, KS	63,142	2010	2010	2010

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

The 1996 Act eliminated many restrictions on local telephone companies offering video programming and we may face increased competition from those companies. Several major local telephone companies, including AT&T Inc. (AT&T), CenturyTel, Inc. (CenturyTel), Qwest Communications (Qwest) and Verizon Communications Inc. (Verizon), started to provide video services to homes.

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

AT&T, CenturyTel, Qwest and Verizon initiated agreements/partnerships with satellite providers enabling their third service offering, video. AT&T (U-Verse), CenturyTel and Verizon (FiOS) have begun to provide video via their broadband networks. Thus far, Verizon (FiOS) has deployed broadband video in a portion of Pinellas and AT&T has deployed video (U-Verse) in our Lawrence market.

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

Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to Knology, states with new laws include Florida, Georgia, Iowa, Kansas, South Carolina and Tennessee. These laws enable Knology to expand its operations more rapidly and with fewer government-imposed obligations. At the same time, they enable easier entry by other providers into Knology’s service territories.

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

Inter-Carrier Compensation

Our ILEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. The FCC and many PSCs are considering proposals to substantially reduce both access charges and reciprocal compensation payments. See also “Regulatory treatment of VoIP services” below. Revenue arising out of inter-carrier compensation could be at risk as these proposals are implemented.

Regulatory treatment of VoIP services.

Currently, the FCC and state regulators do not treat most IP-enabled enhanced services, as regulated telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory burdens or access charges for interexchange services that might otherwise be due if such voice over IP offerings were subject to regulation. The FCC has initiated a rulemaking proceeding to examine issues relating to IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding. The FCC currently has before it a series of petitions for declaratory rulings requesting clarification on which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers (“LECs”) can be subject to access charges, and whether intermediate, terminating LECs can rely on certification by their customers that traffic is enhanced services traffic in making decisions regarding the routing of an intercarrier compensation for access traffic and other issues. (See also “—Forbearance and other relief to dominant carriers” below) Decisions and regulations adopted in these and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation, and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business. Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, cooperation with law enforcement, licensing and 911 emergency access, may be subject to federal or state regulation.

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

FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as

Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. Certain states have also adopted state-specific CPNI rules. The FCC’s rules require carriers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that its policies and procedures ensure compliance. We filed our most recent compliance certificate with the FCC on February 25, 2011, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether additional security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

Franchises

As described above, cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions and the maintenance of insurance and indemnity bonds. As of December 31, 2010, Knology held approximately 100 cable franchises. We are currently in the process of renegotiating one of our existing franchises in Huntsville, Alabama.

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

Employees

At December 31, 2010 we had 1,846 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

Executive Officers of the Registrant

Information regarding our executive officers is included in Part III, Item 10 of this annual report and incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2010, we had an accumulated deficit of $626.7 million. Our ability to generate profits will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve and maintain operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to expand our business.

As of December 31, 2010, we had working capital of $20.4 million. If we expand our build out in existing or new markets, it will have to be funded by cash flow from operations or from additional financings. Because of our substantial indebtedness and potential adverse changes in the capital markets, our ability to raise additional capital on a timely basis and with acceptable terms or at all is uncertain, and our ability to make distributions or payments is subject to availability of funds and restrictions under our debt instruments and under applicable law. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2010, we had approximately $731.3 million of outstanding indebtedness, including accrued interest, and our stockholders’ deficit was $15.9 million. We pay interest in cash on our indebtedness. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

Restrictions on our business imposed by our credit agreements could limit our growth or activities.

Our credit agreements place operating and financial restrictions on us and our subsidiaries. These restrictions affect, and any restrictions created by future financings will affect, our subsidiaries’ ability to, among other things:

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

During 2010, the global financial markets continued to display uncertainty, and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our video, voice or data services. This risk may be worsened by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. If these economic conditions continue to deteriorate, the growth of our business and results of operations may be adversely affected.

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

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn. Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased. The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

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

In providing local and long-distance telephone services, we compete with the incumbent local phone company in each of our markets. AT&T, CenturyTel, Qwest and Verizon are the primary ILECs in our targeted region. They offer both local and long-distance services in our markets and are particularly strong competitors. To succeed, we must also attract customers away from other telephone companies, and cable television service operators offering telephone services with Internet-based telephony. Cable operators offering voice services in our markets increase competition for our bundled services.

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

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to AT&T’s telephone network under a nine-state interconnection agreement, which expires on December 16, 2011. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida. The initial term of this agreement expired on November 19, 2008. However, the agreement has provisions allowing it to continue in effect after the initial term until a new agreement is executed. Knology notified Verizon of its intent to continue operating under the existing agreement in November 2008. If the AT&T and Verizon agreements are terminated or not renewed, we could be adversely affected and our interconnection arrangements could be on terms less favorable than those we receive currently.

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

The current communications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act, the 1996 Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and implementation. From time to time federal legislation, FCC and PSC decisions, or courts decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing or the future financial impact of legislation or decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations or interpretations, and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

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

We provide our services to areas in Alabama, Florida, Georgia, Iowa, Kansas, Minnesota, South Carolina, South Dakota and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and the Southeastern or Midwestern United States in particular, could affect all of our markets and adversely affect our business and results of operations.

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

As of February 28, 2011, we had 37,349,059 shares of common stock outstanding. We also had outstanding on that date options to purchase 3,143,775 shares of common stock and warrants to purchase 1,000,000 shares of common stock. Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

Our board of directors has the authority to issue, without stockholder approval, shares of preferred stock with rights and preferences senior to the rights and preferences of the common stock. As a result, our board of directors could issue shares of preferred stock with the right to receive dividends and the assets of the company upon liquidation prior to the holders of the common stock.

Anti-takeover provision could make it more difficult for a third-party to acquire us.

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 10, 2005. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series X Junior Participating Preferred Stock for $16.00 per unit. Under certain circumstances, if a person or group acquires 18% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $16.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $32.00. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third-party to acquire us for a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition. The rights plan expires on July 27, 2015.

In addition, our Board of Directors has the authority to issue up to 199 million shares of Preferred Stock (of which 2 million shares have been designated as Series X Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restriction, including voting rights, of those shares without any further vote or action by the stockholders.

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in control of Knology without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, come provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or changes in our management, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board of Directors, Further, we are subject to the anti-takeover provision of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of us.

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

We have assets in Alabama, Florida, Georgia, Iowa, Kansas, Minnesota, South Carolina, South Dakota and Tennessee. Our primary assets consist of voice, video and data distribution plant and equipment, including voice switching equipment, data receiving equipment, data decoding equipment, data encoding equipment, headend reception facilities, distribution systems and customer premise equipment.

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

We have been named as a defendant in a lawsuit captioned Manard v. Knology, Inc. filed in the United States District Court for the Middle District of Georgia. The complaint was filed on February 2, 2010 as a punative class action. The case arose out of an online advertising trial of a system designed by a third-party advertising company, NebuAd, Inc., for delivery of advertising to computer users while they are navigating the Internet. The complaint, which was filed on behalf of Knology customers using the Internet during the trial period, alleges that electronic communications were intercepted and used in violation of the federal and state privacy statutes and seeks statutory damages for such alleged violations. The action was initially filed in California against Knology and other defendants where it was dismissed for lack of jurisdiction. Counsel for the plaintiff has filed new complaints against the same defendants but they filed separate complaints against each company trialing NebuAd’s system. Knology filed its motion to dismiss on March 26, 2010. On April 22, 2010, Knology filed a motion to compel arbitration and stay the proceedings in the District Court. On June 18, 2010, the District Court granted our motion to compel arbitration and stay court proceedings and determined that Knology’s motion to dismiss was moot. We intend to vigorously defend the case in arbitration. Given that this claim is still in its initial stages, it is premature to estimate the impact it could have to our results of operation, financial condition or cash flows.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ Global Market under the ticker symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the NASDAQ Global Market for the period from January 1, 2009 through December 31, 2010.

	High	Low
2010
Fourth Quarter	$15.95	$13.33
Third Quarter	$13.66	$10.42
Second Quarter	$14.00	$10.45
First Quarter	$14.14	$10.40

2009
Fourth Quarter	$12.00	$9.49
Third Quarter	$10.18	$7.67
Second Quarter	$8.96	$7.42
First Quarter	$5.69	$3.95

Holders

As of February 28, 2011, there were approximately 373 stockholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the upgrade and expansion of our operations. In addition, there are material limitations on our ability to pay dividends on and repurchase shares of our common stock pursuant to the terms of our credit agreement. We may use a minimum of $30 million to pay dividends or repurchase shares, plus, commencing in 2012, limited additional amounts so long as our leverage ratio does not exceed 3.5 to 1.0. Future declarations and payments of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, any restrictions in our debt agreements and other factors our board of directors deems relevant.

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

The following graph and table set forth our cumulative total stockholder return as compared to the NASDAQ Composite Index and the NASDAQ Telecommunications Index since the close of business on December 31, 2005. This graph assumes that $100 was invested on December 31, 2005 and assumes reinvestment of all dividends.

	Cumulative Total Return
As of December 31:	2005	2006	2007	2008	2009	2010
Knology, Inc.	$100.00	$277.08	$332.81	$134.38	$284.38	$407.03
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

There have been no recent sales of unregistered securities. Additionally, we did not repurchase any shares of our common stock during the fourth quarter ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. The data include operating results from PrairieWave (acquired in April 2007), Graceba (acquired in January 2008), PCL Cable (acquired in November 2009), and Sunflower (acquired in October 2010).

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share)
Statement of Operations Data:
Operating revenues	$258,991	$347,652	$410,230	$425,565	$459,546
Operating expenses:
Direct costs	75,497	104,060	123,663	132,870	148,108
Selling, general and administrative (a)	116,191	138,509	151,724	148,728	155,410
Depreciation and amortization	68,189	85,776	95,375	90,702	87,594
Capital markets activity	1,623	219	0	0	0
Non-cash stock compensation	2,025	2,799	4,640	6,197	6,409
Litigation fees	0	0	0	0	0

Total operating expenses	263,525	331,363	375,402	378,497	397,521

Operating income (loss)	(4,534)	16,289	34,828	47,068	62,025
Interest expense, net	(33,722)	(40,622)	(46,586)	(40,976)	(42,182)
Gain (loss) on interest rate derivative instrument	(63)	(758)	0	12,096	9,827
Debt modification expense	0	0	0	(3,422)	0
Loss on debt extinguishment	0	(27,375)	0	0	(19,788)
Amortization of deferred loss on interest rate swaps	0	0	0	(18,299)	(10,324)
Gain (loss) on adjustments of warrants to market	(464)	(262)	0	0	0
Loss on investments	0	0	0	(353)	0
Other income (expense), net	25	(53)	(367)	479	161

Loss from continuing operations	(38,758)	(52,781)	(12,125)	(3,407)	(281)
Income from discontinued operations	0	8,863	0	0	0
Provision for income taxes	0	0	0	0	0

Net loss	(38,758)	(43,918)	(12,125)	(3,407)	(281)
Preferred stock dividends	(747)	0	0	0	0

Net loss attributable to common stockholders	$(39,505)	$(43,918)	$(12,125)	$(3,407)	$(281)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(1.41)	$(1.51)	$(0.34)	$(0.09)	$(0.01)
Basic and diluted net loss per share attributable to common stockholders	$(1.41)	$(1.25)	$(0.34)	$(0.09)	$(0.01)

Other Financial Data:
Capital expenditures	$27,821	$45,792	$46,349	$54,901	$76,078
Cash provided by operating activities	30,543	57,507	79,977	104,157	98,309
Cash used in investing activities	(26,028)	(293,073)	(121,542)	(99,681)	(213,522)
Cash provided by (used in) financing activities	(5,121)	270,437	52,479	(17,822)	118,317

(a)	excludes asset impairment and severance, non-cash stock compensation and litigation fees, each shown separately in this table.

	December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance Sheet Data:
Net working capital	$(9,670)	$6,810	$25,675	$26,166	$20,416
Property and equipment, net	243,831	403,476	379,710	357,880	400,347
Total assets	336,561	601,437	643,418	647,901	787,678
Noncurrent liabilities	271,301	562,938	632,690	591,514	728,450
Total liabilities	319,188	636,387	699,875	680,793	803,537
Accumulated deficit	(566,992)	(610,910)	(623,035)	(626,442)	(626,723)
Total stockholders’ equity (deficit)	17,373	(34,950)	(56,457)	(33,892)	(15,859)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the southeastern United States, as well as two markets in South Dakota and a market in Kansas. We provide a full suite of video, voice and data services in Huntsville, Montgomery and Dothan, Alabama; Panama City and portions of Pinellas County, Florida; Augusta, Columbus and West Point, Georgia; Charleston, South Carolina; Knoxville, Tennessee; Lawrence, Kansas; and Rapid City and Sioux Falls, South Dakota, as well as portions of Minnesota and Iowa. Our primary business is the delivery of bundled communication services over our own network and approximately 80% of our customers are bundled. In addition to our bundled package offerings, we sell these services on an unbundled basis.

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

To date, we have experienced net losses as a result of the expansion of our service territories and the construction of our network. We expect to continue to focus on increasing our customer base and expanding our broadband operations. Although we expect to begin generating net income in the near future, our ability to generate profits will depend in large part on our ability to increase revenues to offset depreciation and operation of our business.

In January 2008, we completed the $75 million acquisition of Graceba, which has delivered significant increases in key operating and financial metrics as well as being free cash flow accretive. The transaction was funded by a $59 million add-on financing to our existing credit facility and $16 million from available cash.

In November 2009, we completed the $7.5 million acquisition of the assets of PCL Cable, which has delivered small increases in key operating and financial metrics as well as being free cash flow accretive. The transaction was funded using $7.5 million from cash on hand.

On October 15, 2010, we completed the acquisition of Sunflower, a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area for $165 million. In connection with the acquisition, Knology has entered into a $770 million secured credit facility with proceeds used to partially fund the acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. Knology also used approximately $48 million of cash on hand to partially fund the transaction.

On February 21, 2011, we signed a definitive agreement to acquire from CoBridge Broadband, LLC certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama for $30 million. The combined operations of these two markets represent approximately $15 million in expected annual revenues (unaudited). The transaction is expected to close in the second quarter of 2011, subject to certain normal and customary closing conditions, including regulatory approvals. We expect to fund the proposed transaction by using $10 million of cash on hand and $20 million in proceeds from the additional Term Loan A closed in connection with the debt repricing transaction discussed below.

In connection with the acquisition, on February 18, 2011, we entered into a debt repricing transaction that will reduce our annual interest expense by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds to be used to partially fund the acquisition, as noted above.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2009 and 2010, the net carrying amount of our property, plant and equipment was approximately $357.9 million, 55% of total assets, and $400.3 million, 51% of total assets, respectively. Total capital expenditures for the years ended December 31, 2008, 2009 and 2010 were approximately $46.3 million, $54.9 million and $76.1 million, respectively.

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

We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and certain indirect costs using operational data and estimations of capital activity. We calculate standards for items such as the labor rates, overhead rates and the actual amount of time required to perform a capitalizable activity. Overhead rates are established based on an estimation of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities. In the fourth quarter of 2010, we established a new capitalization rate for our installation activities. This rate increase resulted in $2.3 million of additional capitalized expense over the previous rate. If the new capitalization rate were in effect for the entire year of 2010, it would have resulted in an additional $8.9 million being capitalized over the old rate. The company believes this new rate brings us more in line with the industry and properly reflects the company’s activities.

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

The geographic operating units shown in the table on the next page represent all the operating units with goodwill on their balance sheets. Goodwill is subject to periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per ASC 350, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. We have adopted January 1 as the calculation date and have evaluated these assets as of January 1, 2011, and no impairment was identified. Based on the results of the test, we recorded no impairment loss to our goodwill as of January 1, 2009, 2010 and 2011.

Our discounted cash flow calculation is based on a five year projection, with a terminal value applied to the cash flow of the fifth year. We believe the discounted cash flow methodology utilizing a terminal value is the most meaningful valuation method because businesses like ours in the cable industry sector are generally valued based on a multiple of cash flow. The discount rate of 12% is based on our weighted average cost of capital. Our cash flow projections include a growth factor of 5% year over year and a terminal multiple factor of 7.5 applied to the fifth year cash flow projection. Our cash flow growth factor is based on historical organic growth rates, discounted from our growth rates before the current economic downturn. It includes our expectation for continued annual pricing increases to our customers and continued growth in our residential and business video, voice and data connections. Our terminal multiple factor of 7.5 is based on the most recent merger and acquisition transactions of Knology and in our sector as well as historical valuation multiples of companies in the cable industry.

We could record impairment charges in the future if there are long-term changes in market conditions, expected future operating results or federal or state regulations that prevent us from recovering the carrying value of goodwill. For example, we believe a slowdown in the economy impacted our operating results during 2010. Assumptions made about the continuation of these market conditions on a longer-term basis could impact the valuations to be used in the January 1, 2011 annual impairment test and result in a reduction of fair values from those determined in the January 1, 2010 annual impairment test. Such assumptions and fair values will not be determined until the annual impairment test is performed. The following table shows the net carrying value of goodwill as of December 31, 2010 and illustrates the hypothetical impairment charge related to changes in our discounted cash flows (i.e., fair value) from any combination of adjustments to key assumptions at our last annual impairment test date.

	Net Carrying Values	Percent Hypothetical Reduction in Fair Value and Related Impairment Charge
(in millions)		10%	15%	20%	25%
Columbus	$2.8	$—	$—	$—	$—
Dothan	48.0	(1)	(5)	(9)	(13)
Lawrence	104.2	—	(1)	(11)	(21)
Montgomery	3.2	—	—	—	—
Panama City	2.1	—	—	—	—
Huntsville	3.1	—	—	—	—
Rapid City	25.9	—	—	—	—
Sioux Falls	31.9	—	—	—	—
West Point	32.7	—	—	—	—

	253.9	(1)	$(6)	$(20)	$(34)

Fair Value Measurements. ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value and establishes a framework for measuring fair value. ASC 820 replaced Financial Accounting Standards Statement 157 which we adopted with respect to fair value measurements of financial instruments on January 1, 2008.

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

•

Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use a discounted cash flow analysis of the implied yield curves to value our interest rate swaps. We also consider our credit risk and counterparty credit risk in estimating the fair value of our financial instruments. While these inputs are observable, they are not all quoted market prices, so the fair values of our financial instruments fall in Level 2. As of December 31, 2010, the carrying value of our interest swap liabilities was $6.7 million.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for basic, expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 41.8%, 43.2% and 45.0% of our consolidated revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 33.5%, 30.8% and 27.8% of our consolidated revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 22.8%, 23.2% and 23.4% of our consolidated revenues for the years ended December 31, 2008, 2009 and 2010, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 1.9%, 2.8% and 3.7% of our consolidated revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Direct costs include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.7%, 52.0% and 51.4% for the years ended December 31, 2008, 2009 and 2010, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incurred with traditional networks beginning in 2009.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct costs of voice services as a percentage of voice revenues were approximately 15.7%, 17.8% and 17.8% for the years ended December 31, 2008, 2009 and 2010, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct costs of data services as a percentage of data revenue were 5.9%, 7.2% and 7.4% for the years ended December 31, 2008, 2009 and 2010, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport costs, network access fees and costs of dark fiber. The direct costs of other services as a percentage of other revenue were 18.0%, 22.8% and 35.0% for the years ended December 31, 2008, 2009 and 2010, respectively.

•

Pole attachment and other network rental expenses. Pole attachment rents are paid to utility companies for space on their utility poles to deliver our various services. Other network rental expenses consist primarily of network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue were approximately 1.2%, 1.0% and 1.1% of total revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2008, 2009 and 2010.

	Year Ended December 31,
	2008	2009	2010
Operating revenues:
Video	42%	43%	45%
Voice	33	31	28
Data	23	23	23
Other	2	3	4

Total operating revenues	100	100	100
Operating expenses:
Direct costs	30	31	32
Selling, general and administrative expenses	38	37	36
Depreciation and amortization	23	21	19

Total operating expenses	91	89	87

Operating income	9	11	13

Other expense:
Interest income	0	0	0
Interest expense	(12)	(10)	(9)
Loss on early extinguishment of debt	0	0	(4)
(Loss) gain on interest rate cap agreement	0	(2)	0
Other income (expense), net	0	0	0

Total other expense	(12)	(12)	(13)

Loss before income taxes, discontinued operations and preferred stock dividends	(3)	(1)	(0)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	0	0	0
Preferred stock dividend	0	0	0

Net loss attributable to common stockholders	(3)%	(1)%	(0)%

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

	Quarters ended
	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share and operating data)
Revenues (3)	$104,683	$107,931	$105,802	$107,149	$110,118	$112,987	$112,877	$123,564
Direct costs (4)	32,679	34,086	31,896	34,210	36,116	36,383	36,710	38,898
Income/(Loss) from continuing operations (3) (4) (5)	(2,273)	1,334	(3,334)	866	(816)	7,640	5,932	(13,038)
Net income (loss) (3) (4) (5)	(2,273)	1,334	(3,334)	866	(816)	7,640	5,932	(13,038)
Basic and diluted net income (loss) per share	$(.06)	$.04	$(.09)	$.03	$(.02)	$.21	$.16	$(.36)
Homes passed	1,152,841	1,145,882	1,148,763	1,152,035	1,154,005	1,181,571	1,192,229	1,265,386
Marketable homes passed	923,533	927,576	930,402	932,834	934,236	962,321	972,038	1,045,355
Video connections (1)	235,332	231,050	231,186	234,008	235,668	231,925	231,355	255,391
Video penetration (2)	25.5%	24.9%	24.8%	25.1%	25.2%	24.1%	23.8%	24.4%
Digital video connections	108,735	107,110	109,511	113,128	119,973	123,100	127,917	131,776
Digital penetration of video connections	46.2%	46.4%	47.4%	48.3%	50.9%	53.1%	55.3%	51.6%
Voice connections	250,795	247,711	247,457	251,047	253,364	253,543	254,435	268,315
Voice penetration (2)	27.2%	26.7%	26.6%	26.9%	27.1%	26.3%	26.2%	25.7%
Data connections	202,034	200,584	203,277	208,816	214,631	213,249	214,686	242,655
Data penetration (2)	21.9%	21.6%	21.8%	22.4%	23.0%	22.2%	22.1%	23.2%
Total connections (3)	688,161	679,345	681,920	693,871	703,663	698,717	700,476	766,361
Average monthly revenue per connection	$51.00	$52.64	$51.96	$51.94	$52.84	$53.73	$53.76	$54.43

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.
(3)	Connections of 70,524 along with revenues of $10.5 million and net income of $1.7 million were acquired in the Sunflower acquisition
(4)	The period ended Dec. 31, 2010 contains $2.3 million reduction for change in estimate of capitalized installation costs
(5)	The period ended Dec. 31, 2010 contains $19.8 million of debt extinguishment expense

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. Operating revenues increased 8.0% from $425.6 million for the year ended December 31, 2009, to $459.5 million for the year ended December 31, 2010. Operating revenues from video services increased 12.4% from $184.0 million for the year ended December 31, 2009, to $206.8 million for the same period in 2010. Operating revenues from voice services decreased 2.5% from $131.1 million for the year ended December 31, 2009, to $127.9 million for the same period in 2010. Operating revenues from data services increased 9.1% from $98.6 million for the year ended December 31, 2009, to $107.6 million for the same period in 2010. Operating revenues from other services increased 45.8% from $11.8 million for the year ended December 31, 2009, to $17.2 million for the same period in 2010.

The increased revenues from video, data and other services are due primarily to an increase in the number of connections, from 693,871 as of December 31, 2009, to 766,361 as of December 31, 2010 and rate increases effective the first quarter of 2010. The additional connections resulted primarily from the Sunflower acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and

•	Continued penetration in our mature markets.

We continued to add video connections in 2010 as the popularity of additional services and products such as DVR’s and high-definition televisions continued to grow. However, the growth of new video connections has slowed over time relative to our other services as our video segment matures in our current markets. While the number of new video connections may grow at a declining rate, we believe that new products and new technology, such as additional high-definition channels and video on demand, will continue to fuel growth. Data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers our bundled service offerings. Further, business customers primarily take voice and data services, with relatively smaller amounts of video products. On the other hand, we believe some of our phone customers, especially customers who are only taking our voice product, are moving to alternative voice products (e.g., mobile phones). As a result of these various factors, we expect that data will represent a higher percentage of our total connections in the future, and voice connections will benefit from our growing commercial business.

Direct costs. Direct costs increased 11.5% from $132.9 million for the year ended December 31, 2009, to $148.1 million for the year ended December 31, 2010. Direct costs of services for video services increased 11.3% from $95.6 million for the year ended December 31, 2009, to $106.4 million for the same period in 2010. Direct costs of services for voice services decreased 2.4% from $23.4 million for the year ended December 31, 2009, to $22.8 million for the same period in 2010. Direct costs of services for data services increased 11.3% from $7.1 million for the year ended December 31, 2009, to $7.9 million for the same period in 2010. Direct costs of services for other services increased 122.6% from $2.7 million for the year ended December 31, 2009, to $6.0 million for the same period in 2010. Pole attachment and other network rental expenses increased 22.0% from $4.1 million for the year ended December 31, 2009, to $4.9 million for the same period in 2010. We expect our direct costs to increase as we add more connections. In addition, the increase in direct costs of video services is also due to higher programming costs, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations began charging retransmission fees in 2009, similar to fees charged by other program providers. We expect to experience annual percentage increases hereafter similar to our other cable programming costs. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase. The other costs of services also reflects the cost of dark fiber sales and will increase or decrease in relation to the amount of dark fiber sales experienced in future years.

Selling, general and administrative. Our selling, general and administrative increased 4.5% from $154.9 million for the year ended December 31, 2009, to $161.8 million for the year ended December 31, 2010. The increase in our operating costs, included in selling, general and administrative included increases in personnel costs, repairs and maintenance, fuel expense, and bad debt expense, that were partially offset by decreases in taxes and licenses, professional services, installation costs after the change in estimate of $2.3 million of capitalized costs and sales and marketing expense. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $6.2 million for the year ended December 31, 2009, to $6.4 million for the year ended December 31, 2010.

Depreciation and amortization. Our depreciation and amortization decreased from $90.7 million for the year ended December 31, 2009, to $87.6 million for the year ended December 31, 2010, primarily due to the maturing of our asset base.

Debt modification fees. In 2009, we recorded $3.4 million of expense related to the modification of the debt under the Credit Agreement in accordance with the terms of Amendment No. 2, which provides for the extension of the maturity date of an aggregate $397 million of term loans by two years to 2014. During 2010, we recorded $19.8 million of debt extinguishment expense related to the modification of the debt under the secured credit facility which provides a $175.0 million term loan A with a term of five years and a $545.0 million term loan B with a term of six years along with a $50.0 million revolving credit facility.

Interest income. Interest income was $656,000 for the year ended December 31, 2009, compared to $322,000 for the same period in 2010. The decrease in interest income primarily reflects a decrease in the balance of cash and cash equivalent during the year ended December 31, 2010.

Interest expense. Interest expense increased from $41.6 million for the year ended December 31, 2009, to $42.5 million for the year ended December 31, 2010. The increase in interest expense is primarily a result of the increase in rates and the higher balance on our long term debt from the new credit facility.

Loss on interest rate derivative instrument. Our loss on interest rate derivative instruments decreased 92.0% from $6.2 million for the year ended December 31, 2009 to $497,000 for the same period of 2010. As discussed in the Notes to the Financial Statements, the Company no longer qualifies to use hedge accounting for our interest rate swaps on our debt and we recorded $18.3 million in amortization of deferred loss associated with these derivative instruments for the year ended December 31, 2009 compared to $10.3 million for the same period in 2010. A gain was recorded on the value of the interest rate swaps of $12.1 million for the year ended December 31, 2009 compared to $9.8 million for the same period in 2010, as a result of the decrease in the market value of the liability representing the derivative instruments.

Loss on investments. We recorded a loss of $353,000 for the impairment of our investment in Grande Communications for the year ended December 31, 2009. During 2009, the ownership of Grande was reorganized to form a new operating LLC, called Grande Communications Networks, LLC. Upon reorganization, all existing shareholders in Grande, including Knology, were combined to form the new Rio Holdings, Inc. Rio Holdings owns 24.7% class A general partnership units in the newly formed Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. No loss was recorded for the year ended December 31, 2010.

Other income, net. Other income decreased from income of $479,000 for the year ended December 31, 2009, to income of $160,000 for the year ended December 31, 2010, primarily due to decreased disposition of property, plant and equipment.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2009 and 2010, respectively, as our net operating losses are fully offset by a valuation allowance.

Loss from continuing operations. We incurred a loss before discontinued operations of $3.4 million for the year ended December 31, 2009, compared to $281,000 for the year ended December 31, 2010.

Net loss attributable to common stockholders. We incurred a net loss attributable to common stockholders of $3.4 million and $281,000 for the years ended December 31, 2009 and 2010, respectively. We expect to have net income as our business matures.

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

The increased revenues from video, data and other services are due primarily to an increase in the number of connections, from 676,794 as of December 31, 2008, to 693,871 as of December 31, 2009 and rate increases effective the first quarter of 2009. The additional connections resulted primarily from the PCL Cable acquisition and:

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

Loss on investments. We recorded a loss of $353,000 for the impairment of our investment in Grande Communications for the year ended December 31, 2009. This investment is now recorded on our books as Rio Holdings. During 2009, the ownership of Grande was reorganized to form a new operating LLC, called Grande Communications Networks, LLC. Upon reorganization, all existing shareholders in Grande, including Knology, were combined to form the new Rio Holdings, Inc. Rio Holdings owns 24.7% class A general partnership units in the newly formed Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC.

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

Liquidity and Capital Resources

Overview. As of December 31, 2010, we had approximately $54.6 million of cash, cash equivalents, restricted cash, and certificates of deposit on our balance sheet. Our net working capital on December 31, 2010 was $20.4 million, compared to net working capital of $26.2 million as of December 31, 2009.

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

On May 3, 2007, the Company entered into a new interest rate swap contract to mitigate interest rate risk on a notional amount of $555.0 million amortizing at a rate of 1.0% annually. The swap agreement, which became effective May 3, 2007 and ended July 3, 2010, fixed $451.1 million of the floating rate debt at 4.977% as of December 31, 2009.

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

On October 15, 2010, the Company entered into a New Credit Agreement that provided for a $770 million secured credit facility with proceeds used to partially fund the $165 million Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The New Credit Agreement includes a $50 million revolving credit facility, a $175 million Term Loan A and a $545 million Term Loan B. The Term Loan A bears interest at LIBOR plus a margin ranging from 3.5% to 4.25% and has a term of five years with annual amortization of $8.75 million, $8.75 million, $17.5 million and $26.25 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bears interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and has a term of six years with 1% principal amortization annually with the balance due at maturity.

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of December 31, 2010, we are in compliance with all of our debt covenants.

On February 18, 2011, the Company entered into a debt repricing transaction that will reduce the Company’s annual interest expense by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds to be used to partially fund the CoBridge Broadband, LLC acquisition.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, investing and financing activities. As of December 31, 2010, we had a net working capital of $20.4 million, compared to net working capital of $26.2 million as of December 31, 2009. The decrease in the working capital from December 31, 2009 to December 31, 2010 is primarily due to a decrease in certificates of deposit resulting from the use of cash for acquisitions activity offset by the expiration of interest rate swaps previously in current liabilities.

Net cash provided by operating activities from continuing operations totaled $80.0 million, $104.2 million and $98.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	loss on debt extinguishment;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate derivative instrument;

•	non-cash amortization of deferred loss on interest rate derivative instruments;

•	loss on investment;

•	provision for bad debt;

•	non-cash interest expense;

•	loss on disposition of assets; and

•	gain on sale of short-term investments.

Net cash used in investing activities was $121.5 million, $99.7 million and $213.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. In 2008, our investing activities consisted primarily of $75.1 million for the purchase of Graceba, and $46.3 million of capital expenditures. Our 2009 investing activities included $54.9 million of capital expenditures, $35.1 million for the purchase of certificates of deposit, $7.5 million for the purchase of assets from PCL Cable, and the investment of $1.5 million in Tower Cloud, Inc. During 2010, investing activities consisted of $164.8 million for the purchase of assets from Sunflower Broadband, $76.1 million of capital expenditures, and $30.0 million for the purchase of certificates of deposit, partially offset by $35.0 million of maturities of certificates of deposit, and $24.0 million of proceeds from the sale of treasury bills.

Net cash provided by financing activities was $52.5 million for the year ended December 31, 2008. We used net cash from financing activities of $17.8 million for the year ended December 31, 2009. We experienced net cash provided by financing activities of $118.3 million for the year ended December 31, 2010. In 2008, financing activities consisted primarily of $59.0 million proceeds from long term debt and $818,000 proceeds from stock options exercised, partially offset by $7.1 million in principal payments on debt. During 2009, financing activities consisted primarily of $17.5 million in principal payments on debt, $1.8 million of debt modification expenses, partially offset by $1.5 million of proceeds from stock options exercised. For 2010, financing activities consisted primarily of $720.0 million of proceeds from long term debt and $1.6 million of proceeds from stock options exercised, partially offset by $594.7 million of principal payments on debt, and $8.6 million of debt extinguishment expenses.

Capital expenditures, operating expenses and debt service. We spent approximately $76.1 million in capital expenditures during 2010, of which approximately $26.9 million related to the purchase and installation of customer premise equipment, $26.5 million related to plant extensions and enhancements and $22.7 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $102.9 million in capital expenditures during 2011. We believe we will have sufficient cash on hand, certificates of deposit and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2011. Although the covenants on our credit facility limit the amount of our capital expenditures on an annual basis, we believe we have sufficient capacity under those covenants to fund planned capital expenditures.

We will evaluate acquisition opportunities based on the capital markets and our ability to finance potential transactions on terms attractive to the Company.

Contractual obligations. The following table sets forth, as of December 31, 2010, our long-term debt, capital leases, operating lease and other obligations for 2011 and thereafter. The long-term debt obligations are our principal payments on cash debt service obligations. Interest is comprised of interest payments on cash debt service and capital lease obligations. The capital lease obligations are our future lease payments for video on demand equipment, network fiber leasing and other agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2011 through December 31, 2011	January 1, 2012 through December 31, 2013	January 1, 2014 through December 31, 2015	After December 31, 2015
Long-term debt obligations	$720.0	$4.1	$26.2	$170.6	$519.1
Interest	223.6	41.5	81.2	76.7	24.2
Capital lease obligations	11.3	5.4	5.6	0.2	0.1
Operating lease obligations	20.4	5.5	8.4	3.1	3.4
Programming contracts (1)	383.5	117.0	266.5	0	0
Pole attachment obligations (2)	13.6	4.5	9.1	0	0

Total	$1,372.4	$178.0	$397.0	$250.6	$546.8

(1)	We have entered into contracts with various entities to provide programming to be aired by us. We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
(2)	Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

As discussed above, we currently expect to spend about $102.9 million in capital expenditures in 2011. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $54.6 million of cash and cash equivalents on hand, and certificates of deposit as of December 31, 2010, with the remainder funded by cash flow generated by operations. Beyond 2011, we may need to raise additional capital through equity offerings, asset sales or debt refinancing to grow the business through any potential merger and acquisition activity.

Recent Accounting Pronouncements

See Note 2 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements included in this annual report for details.

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

On April 18, 2007, we entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555 million in connection with the first lien term loan associated with the acquisition of PrairieWave. The swap agreement, which became effective May 3, 2007 and ended July 3, 2010, fixed $451.1 million at 4.977% as of December 31, 2009.

The hedge notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2009	January 3, 2010	$451.1 million
January 3, 2010	April 2, 2010	$449.7 million
April 3, 2010	July 3, 2010	$398.4 million

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59 million, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba. The swap agreement, which became effective January 4, 2008 and ended September 30, 2010, fixed $57.8 million of the floating rate debt at 3.995% as of December 31, 2009.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
December 31, 2009	March 30, 2010	$57.8 million
March 31, 2010	June 29, 2010	$57.7 million
June 30, 2010	September 30, 2010	$57.5 million

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400 million. The swap agreement, which did not become effective until July 3, 2010 and ends April 3, 2012, will fix the scheduled notional amount of the floating rate debt at 1.98%.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2010	October 2, 2010	$400.0 million
October 3, 2010	January 2, 2011	$398.8 million

Until the December 31, 2008 reset of the borrowing rate on the $59 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate derivative instruments” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amount of $12.1 million for the year ended December 31, 2009. All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet was related to the interest rate swaps, and it was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amount of $18.3 million and $10.3 million for the years ended December 31, 2009 and 2010, respectively. As of December 31, 2010, there was no amount remaining in accumulated other comprehensive loss to be amortized.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-30 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2010. Our independent registered public accounting firm also audited, and reported on the effectiveness of our internal control over financial reporting. Management’s report is included below under the caption “Management’s Report on Internal Control over Financial Reporting” and the independent registered public accounting firm’s attestation report is included below under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management excluded Sunflower from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in a purchase business combination during 2010. Sunflower is a wholly-owned subsidiary whose net assets represent 22%, and whose net revenues represent 2%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: March 15, 2011

/s/ RODGER L. JOHNSON	/s/ ROBERT K. MILLS
Rodger L. Johnson	Robert K. Mills
Chief Executive Officer	Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited Knology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knology Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A. Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sunflower Broadband, which was acquired on October 15, 2010, and which is included in the consolidated balance sheets of Knology, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Sunflower Broadband constituted 22% of total assets, as of December 31, 2010, and 2% of net revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Sunflower Broadband because of the timing of the acquisition which was completed on October 15, 2010. Our audit of internal control over financial reporting of Knology, Inc. also did not include an evaluation of the internal control over financial reporting of Sunflower Broadband.

In our opinion, Knology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2011

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

Name	Age	Position	Current Term Expires
Rodger L. Johnson	63	Chief Executive Officer and Chairman of the Board	2011
M. Todd Holt	43	President
Robert K. Mills	47	Chief Financial Officer
Bret T. McCants	51	Executive Vice President of Operations
John D. Treece	41	Vice President of Engineering and Chief Technical Officer
Chad S. Wachter	44	Vice President, General Counsel and Secretary
Alan A. Burgess (1)	75	Director	2012
Donald W. Burton (2)	67	Director	2013
Eugene I. Davis (1)(3)	56	Director	2011
O. Gene Gabbard (1)(2)	70	Director	2012
Campbell B. Lanier, III	60	Lead Director	2011
William H. Scott, III (2)(3)	63	Director	2013

(1)	Member of the audit committee.
(2)	Member of the compensation and stock option committee.
(3)	Member of the nominating committee.

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

Todd Holt has served as our President since July 2008. Mr. Holt served as President and Chief Financial Officer from April 2009 to February 2011, and served as Chief Financial Officer from August 2005 to July 2008. Mr. Holt was Knology’s Corporate Controller from January 1998 to July 2005. Mr. Holt is a member of the American Institute of Certified Public Accountants and previously practiced public accounting as an audit manager with Ernst & Young.

Robert K. Mills was appointed Chief Financial Officer in February 2011. Mr. Mills previously served as our Chief Financial Officer from 1999 to August 2005. From 2005 to August 2007, Mr. Mills served as the chief financial officer of Tri-S Security Corporation, a publicly traded company focused on building a large, diversified federal and commercial contracting business in the security services industry. From August 2007 to October 2008, Mr. Mills served as the chief financial officer of Vyyo, Inc., a publicly traded manufacturer of technology intended to provide extended bandwidth solutions for cable system operators. From December 2008 to April 2010, Mr. Mills served as the chief financial officer of Industriaplex, Inc., a global sourcing and services company. From April 2010 to January 2011, Mr. Mills served as the chief operating officer and chief financial officer of Clearleap, Inc., a venture-backed startup software company that specializes in Internet-protocol (IP) based video-on-demand delivery services to the cable and IPTV industry. Mr. Mills is a certified public accountant and served as an auditor with an international accounting firm for seven years.

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

John D. Treece has served as our Vice President of Engineering and Chief Technical Officer since joining Knology in August 2009. Mr. Treece oversees our technology strategy for IP infrastructure, managing the direction of network operations, engineering, and information technology. From 2007 to 2009, Mr. Treece held the position of Vice President of Network Engineering for Comcast’s Southern Division. From 2005 to 2007, Mr. Treece held the position of Director of Business Development with Juniper Networks. From 1999 to 2005, Mr. Treece held various positions with Comcast Corporation. Prior to that time, Mr. Treece also worked for Viacom and InterMedia Partners.

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

The remaining information required by this Item 10 will be contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC (the Proxy Statement) in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

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

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Meetings and Committees of the Board” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the section entitled “Transactions with Related Persons” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firms” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ report are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2009 and 2010.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2009 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010.

Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Share Purchase Agreement, dated November 2, 2007, by and among Graceba Total Communications, Inc., C. Christopher Dupree, Knology, Inc. and Knology of Alabama, Inc. (Incorporated herein by reference to Exhibit 2.2 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

2.2	Asset Purchase Agreement, dated as of August 3, 2010, by and between The World Company and Knology of Kansas, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 000-32647)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology, Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description
10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

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

Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.47	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.48 **	Form of Incentive Stock Option Award Certificate under Knology, Inc. 2008 Incentive Plan
***
10.49 **	Form of Restricted Stock Award Certificate under Knology, Inc. 2008 Incentive Plan
***
10.50 **	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

10.51 **	Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knology Inc.’s Amended Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008 (File No. 000-32647)).

10.52	Amended and Restated Credit Agreement, dated as of March 14, 2007, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, as Administrative Agent and Collateral Agent and Jefferies & Company, Inc., as Syndication Agent, Royal Bank of Canada and CIT Lending Services Corporation, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.53

Amended and Restated Pledge and Security Agreement, dated as of April 3, 2007, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007

(File No. 000-32647)).

10.54	Amended and Restated Trademark Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Black Hills FiberCom, LLC and PrairieWave Communications, Inc., each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

10.55	Amended and Restated Guaranty, dated as of April 3, 2007, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation (Incorporated herein by reference to Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.56	Revolving Note, dated as of April 3, 2007, in favor of Royal Bank of Canada (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.57	Revolving Note, dated as of April 3, 2007, in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.58	First Amendment to Amended and Restated Credit Agreement dated as of March 14, 2007 by and among Knology, Inc., each Guarantor party thereto, each of the Incremental Term loan lenders party thereto and Credit Suisse, acting through one or more of its branches as Administrative Agent, such Second Amendment dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.66 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.59	Amendment No. 2, dated as of September 28, 2009, to the Amended and Restated Credit Agreement dated as of March 14, 2007 as amended on January 4, 2008, by and among Knology, Inc., as borrower, certain subsidiaries of Knology party thereto, as guarantors, the lenders named therein, the syndication and documentation co-agents named therein and Credit Suisse, acting through one or more of its branches, as administrative agent (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 000-32647)).

10.60 ***	Credit Agreement, dated as of October 15, 2010, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse AG, as Administrative Agent, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent and SunTrust Robinson Humphrey, Inc., as Syndication Agent for the Term A Loan Facility, CoBank, ACB, as Syndication Agent for the Term B Loan Facility, Bank of America, N.A., RBC Capital Markets and Raymond James Bank, FSB, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Deutsche Bank Securities Inc., as Joint Bookrunner

10.61 ***	Pledge and Security Agreement, dated as of October 15, 2010, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent

Exhibit No.	Exhibit Description
10.62 ***	Trademark Security Agreement, dated as of October 15, 2010, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Knology of Kansas, Inc., BlackHills FiberCom, LLC, each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.63 ***	Guaranty, dated as of October 15, 2010, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation

21.1 ***	Subsidiaries of Knology, Inc.

23.1 ***	Consent of BDO USA, LLP.

31.1 ***	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2 ***	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1 ***	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2 ***	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

†	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman of the Board and Chief Executive Officer

March 15, 2011
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RODGER L. JOHNSON Rodger L. Johnson	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 15, 2011

/s/ ROBERT K. MILLS Robert K. Mills	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 15, 2011

/s/ ALAN A. BURGESS Alan A. Burgess	Director	March 15, 2011

/s/ DONALD W. BURTON Donald W. Burton	Director	March 15, 2011

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 15, 2011

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 15, 2011

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Director	March 15, 2011

/s/ WILLIAM H. SCOTT III William H. Scott III	Director	March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited the accompanying consolidated balance sheets of Knology, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2011

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,016	$47,120
Restricted cash	725	1,401
Certificates of deposit	35,050	6,105
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,439 as of December 31, 2009 and 2010, respectively	32,668	37,504
Prepaid expenses and other	2,986	3,373

Total current assets	115,445	95,503

PROPERTY, PLANT AND EQUIPMENT, NET:
System and installation equipment	886,018	982,715
Test and office equipment	68,426	73,215
Automobiles and trucks	7,549	7,089
Production equipment	781	864
Land	6,267	6,567
Buildings	37,740	40,461
Construction and premise inventory	9,454	13,484
Leasehold improvements	2,457	3,553

	1,018,692	1,127,948
Less accumulated depreciation and amortization	(660,812)	(727,601)

Property, plant, and equipment, net	357,880	400,347

OTHER LONG-TERM ASSETS:
Goodwill	149,741	253,933
Customer base, net	8,661	19,250
Deferred debt issuance and debt modification costs, net	7,544	8,167
Investments	3,683	4,011
Other intangibles and other assets, net	3,947	6,467

Total assets	$646,901	$787,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long term debt	$9,841	$9,561
Accounts payable	25,768	28,217
Accrued liabilities	22,349	20,360
Unearned revenue	14,795	16,949
Interest rate swaps	16,526	0

Total current liabilities	89,279	75,087

NONCURRENT LIABILITIES:
Long term debt, net of current portion	591,514	721,751
Interest rate swaps	0	6,699

Total noncurrent liabilities	591,514	728,450

Total liabilities	680,793	803,537

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 2010, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 36,561,405 and 37,160,283 shares issued and outstanding at December 31, 2009 and 2010, respectively	366	372
Additional paid-in capital	602,508	610,492
Accumulated other comprehensive loss	(10,324)	0
Accumulated deficit	(626,442)	(626,723)

Total stockholders’ deficit	(33,892)	(15,859)

Total liabilities and stockholders’ deficit	$646,901	$787,678

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2008	2009	2010
OPERATING REVENUES:
Video	$171,439	$184,040	$206,840
Voice	137,411	131,127	127,913
Data	93,459	98,571	107,587
Other	7,921	11,827	17,206

Total operating revenues	410,230	425,565	459,546

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	123,663	132,870	148,108
Selling, general and administrative	156,364	154,925	161,819
Depreciation and amortization	95,375	90,702	87,594

Total operating expenses	375,402	378,497	397,521

OPERATING INCOME	34,828	47,068	62,025

OTHER INCOME (EXPENSE):
Interest income	746	656	322
Interest expense	(47,332)	(41,632)	(42,504)
Debt modification expense	0	(3,422)	0
Loss on debt extinguishment	0	0	(19,788)
Gain on interest rate swaps	0	12,096	9,827
Amortization of deferred loss on interest rate swaps	0	(18,298)	(10,324)
Other than temporary impairment of investments	0	(353)	0
Other income (expense), net	(367)	478	161

Total other expense	(46,953)	(50,475)	(62,306)

NET LOSS	$(12,125)	$(3,407)	$(281)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.34)	$(0.09)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,520,016	35,990,536	36,896,346

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
BALANCE, December 31, 2007	35,310,012	$353	$589,389	$(13,782)	$(610,910)	$(34,950)

Net loss					(12,125)	(12,125)
Change in fair value of interest rate swap				(14,840)		(14,840)
Exercise of stock options and stock awards	353,285	4	814			818
Non-cash stock compensation			4,640			4,640

BALANCE, December 31, 2008	35,663,297	$357	$594,843	$(28,622)	$(623,035)	$(56,457)

Net loss					(3,407)	(3,407)
Amortization of deferred loss on interest rate swaps				18,298		18,298
Exercise of stock options and stock awards	898,108	9	1,467			1,476
Non-cash stock compensation			6,198			6,198

BALANCE, December 31, 2009	36,561,405	$366	$602,508	$(10,324)	$(626,442)	$(33,892)

Net loss					(281)	(281)
Amortization of deferred loss on interest rate swaps				10,324		10,324
Exercise of stock options and stock awards	598,878	6	1,575			1,581
Non-cash stock compensation			6,409			6,409

BALANCE, December 31, 2010	37,160,283	$372	$610,492	$0	$(626,723)	$(15,859)

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,125)	$(3,407)	$(281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,375	90,702	87,594
Non-cash loss on debt extinguishment	0	0	5,251
Non-cash stock compensation	4,640	6,198	6,409
Non-cash bank loan interest expense	2,836	2,748	2,730
Non-cash gain on interest rate swaps	0	(12,096)	(9,827)
Non-cash amortization of deferred loss on interest rate swaps	0	18,298	10,324
Non-cash loss on investments	0	353	0
Provision for bad debt	5,326	5,774	6,917
Non-cash interest income	0	0	(41)
Loss (gain) on disposition of assets	392	(160)	(50)
Gain on sale of short term investments	0	0	(15)
Changes in operating assets and liabilities:
Accounts receivable	(7,170)	(5,754)	(9,591)
Prepaid expenses and other assets	(261)	(1,662)	948
Accounts payable	(2,541)	712	(641)
Accrued liabilities	(6,196)	1,944	(2,660)
Unearned revenue	(299)	506	1,244

Total adjustments	92,102	107,563	98,592

Net cash provided by operating activities	79,977	104,156	98,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,349)	(54,901)	(76,078)
Acquisition of businesses, net of cash acquired	(75,145)	(7,500)	(164,795)
Maturities of certificates of deposit	0	0	35,050
Proceeds from sale of short term investments	0	0	23,975
Investment in certificates of deposit and other short term investments	0	(35,050)	(30,024)
Investment in Tower Cloud, Inc.	0	(1,500)	(328)
MDU signing bonuses and other intangible expenditures	(1,104)	(950)	(768)
Proceeds from sale of property	277	266	122
Change in restricted cash	779	(45)	(676)

Net cash used in investing activities	(121,542)	(99,680)	(213,522)

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2008	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	59,000	0	720,000
Principal payments on debt and short-term borrowings	(7,134)	(17,467)	(594,662)
Expenditures related to issuance and modification of long term debt	(205)	(1,831)	(8,604)
Stock options exercised	818	1,476	1,581

Net cash provided by (used in) financing activities	52,479	(17,822)	118,315

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,914	(13,346)	3,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,448	57,362	44,016

CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,362	$44,016	$47,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$44,655	$39,532	$44,040

Non-cash financing activities: Debt acquired in capital lease transactions	$4,499	$7,140	$4,129

Detail of acquisition:
Accounts receivables, net	644	48	2,162
Prepaid expenses	75	4	595
Property, plant and equipment	18,631	4,399	46,832
Goodwill	47,980	3,123	104,192
Customer base	9,135	106	13,000
Intangible and other assets	0	0	3,175
Accounts payable	(583)	(180)	(3,090)
Accrued liabilities	(737)	0	(671)
Unearned revenue	0	0	(910)
Long term debt	0	0	(490)

Cash paid for acquisition, net of cash acquired of $459 in 2008, $0 for 2009 and $205 for 2010	$75,145	$7,500	$164,795

See notes to consolidated financial statements.

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

On October 15, 2010, the Company completed its acquisition of Sunflower Broadband (“Sunflower”), a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area. The financial position and results of operations for Sunflower are included in the Company’s consolidated financial statements since the date of acquisition.

2. Summary of Significant Accounting Policies

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of accounts receivable, valuation of investments, valuation of stock based compensation, useful

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

lives of property, plant and equipment, installation cost capitalization, recoverability of goodwill and intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Effective October 1, 2010, the Company changed its estimated capitalization of installation costs to more accurately reflect its current operating results and conditions. The effect of this change resulted in approximately $2,325 in additional installation costs being reduced from operating expenses and capitalized in the fourth quarter of 2010. As is consistent with the appropriate accounting literature, this change in estimate was recognized in the current period (fourth quarter of 2010) and the change in estimate will be accounted for prospectively. Had the change in estimate been in effect for the full year 2010, the Company would have had a net income of $6,318 for the year, or $0.17 per share. If the change in estimate had not been made beginning in the fourth quarter 2010, the Company would have had a net loss of $2,606 for the year, or ($0.07) per share.

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

As of December 31, 2009 and 2010, the Company had $725 and $1,401, respectively, of cash that was restricted in use, all of which was pledged as collateral related to certain insurance, franchise and surety bond agreements.

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. The Company writes off and sends to collections any accounts receivable 115 days past due. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs	Recoveries	Balance at end of period
2008	$975	$5,326	$7,002	$1,715	$1,014
2009	$1,014	$5,774	$6,701	$1,131	$1,218
2010	$1,218	$6,917	$7,943	$1,247	$1,439

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

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

Depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $92,575, $88,164 and $84,500, respectively. Inventories are valued at the lower of cost (determined on a weighted average basis) or market and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under the Financial Accounting Standards Board (“FASB”)’s accounting guidance, as well as the carrying value of goodwill as of December 31, 2009 and 2010.

	2009	2010	Weighted average amortization period (years)
Customer base	$14,103	$27,103	8.4
Other	4,571	7,107	6.1

Gross carrying value of intangible assets subject to amortization	18,674	34,210
Less: Accumulated amortization
Accumulated amortization, customer base	5,442	7,853
Accumulated amortization, other	2,423	1,880

Total accumulated amortization	7,865	9,733

Net carrying value	10,809	24,477
Goodwill	149,741	253,933

Total goodwill and intangibles	$160,550	$278,410

Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired and the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company would perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated in accordance with the appropriate FASB guidance, to the carrying amount of goodwill at the reporting unit. The excess of the carrying amount over the fair value would be recognized as an impairment loss. The Company has adopted January 1 as the calculation date and evaluated these assets as of January 1, 2009, 2010 and 2011, and no impairment was identified.

A summary of changes in the Company’s goodwill and other intangibles related to continuing operations during the years ended December 31, 2010 and 2009 is as follows:

	December 31, 2009	Acquisitions	Amortization and other activity	December 31, 2010
Goodwill	$151,035	$104,192	0	$255,227
Accumulated Impairment	(1,294)	0	0	(1,294)
Customer Base	8,661	13,000	$(2,411)	19,250
Other	2,148	2,995	84	5,227

Total goodwill and intangibles	$160,550			$278,410

	December 31, 2008	Acquisitions	Amortization and other activity	December 31, 2009
Goodwill	$147,912	$3,123	0	$151,035
Accumulated Impairment	(1,294)	0	0	(1,294)
Customer Base	10,684	106	$(2,129)	8,661
Other	1,607	0	541	2,148

Total goodwill and intangibles	$158,909			$160,550

Amortization expense related to intangible assets was $2,800, $2,538 and $3,094 for the years ended December 31, 2008, 2009 and 2010, respectively. If incurred, the company capitalizes the costs incurred to renew or extend the costs of a recognized intangible asset.

Scheduled amortization of intangible assets for the next five years as of December 31, 2010 is as follows:

2011	$4,346
2012	2,979
2013	2,942
2014	2,785
2015	2,785
Thereafter	8,640

$24,477

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Deferred debt issuance and debt modification costs

Deferred debt issuance and debt modification costs include costs associated with the issuance, refinancing and modification of debt and credit facilities (see Note 4). Deferred debt issuance and debt modification costs are amortized to interest expense over the contractual term of the debt using the effective interest method. Deferred debt issuance and debt modification costs and the related useful lives and accumulated amortization as of December 31, 2009 and 2010 are as follows:

	2009	2010	Amortization Period (Years)
Previous deferred debt issuance costs	$8,461	$7,544	4-6
Expenditures related to bank loans	1,831	8,604	4-6
Costs amortized to interest expense	(2,748)	(2,730)
Writeoff of costs due to debt extinguishment	0	(5,251)

Deferred debt issuance costs, net	$7,544	$8,167	4-6

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

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555,000 in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement became effective May 3, 2007 and ended on July 3, 2010.

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba. The swap agreement became effective January 4, 2008 and ended on September 30, 2010.

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company was no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that was related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $18,298 and $10,324 for the years ended December 31, 2009 and 2010, respectively. As of December 31, 2010, the entire remaining amount in accumulated other comprehensive loss relating to these interest rate swaps has been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $400,000 of the floating rate debt at 1.98% as of December 31, 2010.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2010	January 2, 2011	$398,800
January 3, 2011	April 2, 2011	$382,600
April 3, 2011	July 2, 2011	$381,400
July 3, 2011	October 2, 2011	$380,200
October 3, 2011	January 2, 2012	$379,000

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of all interest rate swaps in the amounts of $12,096 and $9,827 for the years ended December 31, 2009 and 2010, respectively.

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance. Therefore no restatement of prior period financial statements is deemed necessary. The correction has no impact on the statement of operations prior to January 1, 2009.

Valuation of long-lived assets

In accordance with FASB accounting guidance, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company evaluated these assets as of December 31, 2010, and no impairment was identified.

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

Stock-based compensation

The Company utilizes the recognition provisions of the related FASB accounting guidance for stock-based employee compensation. As a result, the Company recorded $4,640, $6,198 and $6,409 of non-cash stock compensation expense, which was included in selling, general and administrative expenses on the statement of operations for the years ended December 31, 2008, 2009 and 2010, respectively. See Note 8—Equity Interests for further discussion of the assumptions used in calculating non-cash stock compensation expense.

Investments

Investments and equity ownership in associated companies consisted of the following as of December 31, 2009 and 2010:

	2009	2010
Rio Holdings, Inc. (“Rio Holdings”)	$890	$890
PrairieWave Condominium Association (“PWCA”)	1,293	1,293
Tower Cloud, Inc. (“Tower Cloud”)	1,500	1,828

Total investments	$3,683	$4,011

As of December 31, 2008, the Company, through its wholly owned subsidiaries, owned approximately 10,946,556 shares, or 1.5%, of the common stock of Grande. The Company’s investment in Grande was accounted for under the cost method of accounting adjusted for impairment write downs. During 2009, the ownership of Grande was reorganized to form a new operating LLC, called Grande Communications Networks, LLC. Upon reorganization, all existing shareholders in Grande, including Knology, were combined to form the new Rio Holdings, Inc. Rio Holdings owns 24.7% class A general partnership units in the newly formed Grande

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company’s investment in Rio Holdings is accounted for under the cost method of accounting adjusted for impairment write downs because the Company owns less than 20% interest in Rio Holdings.

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

As of December 31, 2010, the Company, through its wholly owned subsidiaries, owned approximately 5,711,064 shares, or 5.30%, of the series A preferred stock of Tower Cloud. The Company’s investment in Tower Cloud is accounted for under the cost method of accounting adjusted for impairment write downs. The Company did not estimate the fair value of the investment in Tower Cloud since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Accrued liabilities

Accrued liabilities as of December 31, 2009 and 2010 consisted of the following:

	2009	2010
Accrued trade expenses	$5,328	$7,136
Accrued property and other taxes	2,518	1,904
Accrued compensation	5,347	6,430
Accrued interest	9,156	4,890

Total accrued liabilities	$22,349	$20,360

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$6,699	$0	$6,699

Total liabilities	$0	$6,699	$0	$6,699

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$16,526	$0	$16,526

Total liabilities	$0	$16,526	$0	$16,526

The Company used a discounted cash flow analysis applied to the LIBOR forward yield cures to value the interest rate swaps on its balance sheet at December 31, 2010.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2010, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $726,131, compared to a carrying value of $720,000.

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

for services including pay-per-view movies, events such as boxing matches and concerts, long distance service and cable modem rental. Revenues are recognized as services are provided, but advance billings or cash payments received in advance of services performed are recorded as unearned revenue.

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $7,643, $7,832 and $7,655 of advertising expenses are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2009, and 2010, respectively.

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

On January 1, 2007, the Company adopted the provisions of the appropriate FASB accounting guidance in accounting for uncertainty in income taxes. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Also, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting literature also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. In accordance with this guidance, any interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. Since the date of adoption, the Company has not recorded a liability for unrecognized tax benefits at any time.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Net loss per share

With regards to earnings per share, the Company follows the appropriate FASB accounting guidance, which requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,000,000 in 2008, 2009 and 2010), stock options (3,652,921, 3,135,552 and 3,217,895 shares in 2008, 2009 and 2010, respectively, using the treasury stock method) and preferred stock (zero shares in 2008, 2009 and 2010) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants expire in December 2013, and each warrant is a right to buy one share of common stock at an exercise price of $9.00 per share.

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

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

Recent Accounting Standards Not Yet Adopted

In December 2010, the FASB issued new accounting guidance concerning when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2010. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued new accounting guidance updating the pro forma financial reporting and disclosure requirements for material business combinations. The new guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2008, 2009, and 2010 were $1,570, $1,074 and $1,480, respectively.

4. Long-Term Debt

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Original Credit Agreement”) that provided for a $580,000 credit facility, consisting of a $555,000 term loan (the “Initial Term Loan”) and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second term loans, and pay transaction costs associated with the transactions. This term loan bore interest at LIBOR plus 2.25% and was payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

On January 4, 2008, the Company entered into a First Amendment to the Original Credit Agreement which provided for a $59,000 incremental term loan (the “First Amendment Incremental Term Loan”) used to fund in part the $75,000 Graceba acquisition purchase price. This term loan bore interest at LIBOR plus 2.75% and was payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

On September 28, 2009, the Company entered into Amendment No. 2 to the Original Credit Agreement (“Amendment No. 2”) which extended the maturity date of an aggregate $399,000 of existing term loans under the Credit Agreement by two years (the “Extended Term Loan”). The Extended Term Loan bore interest at LIBOR plus 3.50% and amortized at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increased the revolving credit facility to $35,000 from $25,000 and allowed for an annual, cumulative restricted payment allowance of $10,000 for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test.

On October 15, 2010, the Company entered into a New Credit Agreement that provided for a $770,000 secured credit facility with proceeds used to partially fund the $165,000 Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The New Credit Agreement includes a $50,000 revolving credit facility, a $175,000 Term Loan A and a $545,000 Term Loan B. The Term Loan A bears interest at LIBOR plus a margin ranging from 3.5% to 4.25% and has a term of five years with annual amortization of $8,750, $8,750, $17,500 and $26,250 in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bears interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and has a term of six years with 1% principal amortization annually with the balance due at maturity.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Long-term debt at December 31, 2009 and 2010 consisted of the following:

	2009	2010
Term Loan A, at a rate of LIBOR plus a margin ranging from 3.5% to 4.25% (4.26% total rate at December 31, 2010), with annual principal amortization as noted above, principal payable quarterly with final principal and any unpaid interest due October 15, 2015	$0	$175,000
Term Loan B, at a rate of LIBOR plus 4%, with a LIBOR floor of 1.5% (5.50% total rate at December 31, 2010), with $5,450 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due October 15, 2016	0	545,000
Initial Term Loan, at a rate of LIBOR plus 2.25%, with $1,614 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012 (subsequently paid off in full on October 15, 2010 with the New Credit Agreement)	160,586	0
First Amendment Incremental Term Loan, at a rate of LIBOR plus 2.75%, with $330 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2012 (subsequently paid off in full on October 15, 2010 with the New Credit Agreement)	32,833	0
Extended Term Loan, at a rate of LIBOR plus 3.50% (3.78% at December 31, 2009), with $3,988 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due June 30, 2014 (subsequently paid off in full on October 15, 2010 with the New Credit Agreement)	396,783	0
Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	11,153	11,312

	601,355	731,312
Less current portion of long-term debt	9,841	9,561

Total long-term debt, net of current portion	$591,514	$721,751

Following are maturities of long-term debt for each of the next five years as of December 31, 2010

2011	$9,561
2012	16,249
2013	15,556
2014	20,850
2015	149,911
Thereafter	519,185

Total	$731,312

The term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The New Credit Agreement contains defined events of default. The New Credit Agreement also contains defined representations and warranties and various affirmative and negative covenants, including:

•	limitations on the incurrence of additional debt;

•	limitations on the incurrence of liens;

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

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

As of December 31, 2010, the Company was in compliance with its debt covenants.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods, some of which have renewal or purchase options and escalation clauses. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating leases was approximately $5,153, $5,427 and $4,983 for the years ended December 31, 2008, 2009, and 2010, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms, in excess of one year as of December 31, 2010 are as follows:

	Capitalized Leases	Operating Leases
2011	$6,233	5,518
2012	4,390	4,780
2013	1,390	3,623
2014	93	1,813
2015	90	1,285
Thereafter	74	3,373

Total minimum lease payments	$12,270	$20,392

Less imputed interest	958

Present value of minimum capitalized lease payments	11,312
Less current portion	5,474

Long-term capitalized lease obligations	$5,838

The Company recorded $4,499, $7,140 and $4,608 for the years ended December 31, 2008, 2009 and 2010, respectively, as property, plant and equipment due to capital lease transactions for Video on Demand equipment, the buildout of various multiple dwelling units, and other properties. The Company had $15,872 and $20,479 of gross capitalized leases recorded as property plant and equipment at December 31, 2009 and 2010, respectively.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

The accumulated amortization associated with these capitalized leases was $4,323 and $6,342 at December 31, 2009 and 2010, respectively. The amortization of the capital leases is recorded in “Depreciation and amortization” on the statement of operations along with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are generally seven years. In accordance with the proper FASB guidance relating to accounting for leases, the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on an annual basis.

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. These contracts generally last for three or more years with annual price adjustments. Total programming fees were approximately $84,014, $88,736 and $98,450 for the years ended December 31, 2008, 2009, and 2010, respectively. The Company estimates that it will pay approximately $117,052, $127,644 and $138,842 in programming fees under these contracts in 2011, 2012 and 2013, respectively. As of December 31, 2010, approximately 72% of our programming was sourced from the National Cable Television Cooperative, which also handles our contracting and billing arrangements on this programming.

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

Unused Letters of Credit

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of December 31, 2010, which reduces the funds available under the $50,000 revolving credit facility.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2008, 2009, and 2010:

	2008	2009	2010
Current
Federal	$0	0	0
State	0	0	0

Total Current	0	0	0

Deferred
Federal	12,137	(9,577)	5,493
State	1,071	(845)	(294)

Total Deferred	13,208	(10,422)	5,199
(Increase) decrease in valuation allowance	(13,208)	10,422	(5,199)

Income tax benefit (provision)	$0	$0	$0

In 2008, the Company had a net increase in deferred tax liabilities of $6,872 as a result of the 2008 Graceba acquisition, with a corresponding decrease in the valuation allowance. In October 2010, the Company purchased Sunflower, a division of The World Company. The acquisition was structured as an asset acquisition with the purchase price being allocated to the basis of the assets acquired. The tax allocation of the purchase price resulted in $121,000 of goodwill and $16,000 of other intangibles that will be amortized for tax purposes over 15 years. As an asset acquisition, the Company did not acquire any tax attributes of Sunflower.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2009 and 2010 are as follows:

	2009	2010
Current deferred tax assets:
Inventory reserve	$29	$34
Allowance for doubtful accounts	444	536
Other	782	612
Valuation allowance	(1,255)	(1,182)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	84,897	83,719
Deferred revenues	218	242
Depreciation and amortization	(43,273)	(52,830)
Goodwill amortization	0	5,328
Investment marked to market	4,760	4,987
Compensation and benefits	1,308	1,258
Change in value of interest rate hedge	2,385	2,638
Other	479	306
Valuation allowance	(50,774)	(45,648)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

As of December 31, 2010, the Company has an interest rate swap that is not designated as a hedge for financial reporting purposes. Changes in the fair value of the interest rate swap are recorded as a gain or loss in the “Other income (expense)” section of the statement of operations as they are incurred. Pursuant to current income tax laws and regulations, the Company does not record the fair value of the derivative or recognize any charges to income. Therefore, the $6,699 loss on change in fair value recorded for financial purposes results in a $2,638 deferred tax asset at December 31, 2010.

At December 31, 2010, the Company had available federal net operating loss carryforwards of approximately $215,000 that expire from 2011 to 2028. Approximately $ 75,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company as defined in the Internal Revenue Code. In addition, the Company had approximately $2,700 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $ 619,000. Of this amount, approximately $268,000 is subject to $45,000 in annual limitations due to an ownership change of the Company, resulting in $351,000 of useable state net operating loss carryforwards. Unless utilized, the state carryforwards expire from 2014 to 2029. For 2010, management has recorded a total valuation allowance of $46,830 against its deferred tax assets including the operating loss carryforwards.

At December 31, 2009, the Company had available federal net operating loss carryforwards of approximately $225,000 that expire from 2010 to 2029. Of this $225,000 carryforward, $42,000 is related to the PrairieWave acquisition and expire from 2022 to 2027. Approximately $70,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $3,200 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $620,000. Unless utilized, the state net operating loss carryforwards expire from 2010 to 2026. For 2009, management has recorded a total valuation allowance of $52,029 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2008, 2009, and 2010 is as follows:

	2008	2009	2010
Income tax benefit at statutory rate	34%	34%	35%
State income taxes, net of federal benefit	7%	16%	208%
Meals & Entertainment	0%	0%	(31)%
Rate Differential	0%	0%	488%
NOL & Charitable Contribution Expiration	0%	0%	(2,391)%
Disqualifying Dispositions of ISO’s and Restricted Stock	0%	(11)%	(177)%
Other	(1)%	(3)%	19%

	40%	36%	(1,849)%

(Increase) decrease in valuation allowance	(40)%	(36)%	1,849%

Income tax benefit (provision)	0%	0%	0%

The 2010 rate reconciliation includes a rate differential that reflects a change from using a 34% federal tax rate to a 35% federal tax rate to calculate the deferred taxes. The Company believes the 35% rate more accurately reflects the tax rate at which the deferred items will reverse.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

On January 1, 2007, the Company adopted the provisions of the FASB related to accounting for uncertainty in income taxes. At the date of adoption, and as of December 31, 2010, the Company did not have a liability for uncertain tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2007 through 2010 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2007 through 2010 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

8. Equity Interests

Knology, Inc. stock award plans

In 2008, the board of directors and stockholders approved the Knology, Inc. 2008 Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the issuance of up to 3,750,000 shares of common stock pursuant to stock option and other stock-based awards. The maximum number of shares of common stock that may be granted under the 2008 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any share-based award that may be paid to any one participant during any one calendar year under the 2008 Plan is $3,000. The 2008 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the date of grant. The options have a vesting period of 4 years and expire 10 years from the date of grant. As of December 31, 2010, there are approximately 2,034,368 shares remaining available for future issuance under the 2008 Plan.

Stock-based compensation expense

The Company utilizes the recognition provisions of the related FASB accounting guidance for stock-based employee compensation. The following represent the expected stock option compensation expense of all stock-based compensation plans for the next five years assuming no additional grants.

2011	$4,068
2012	1,879
2013	855
2014	177
2015	0

$6,979

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Stock options

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2008, 2009, and 2010:

Common	2008	2009	2010
Risk-free interest rate	1.55-3.49%	1.82-2.71%	1.27-2.55%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected forfeiture rate	9.0%	7.5%	1.25%
Expected volatility	57%	159%	53%

A summary of the status of the Company’s stock options as of December 31, 2010 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Weighted average remaining contractual life	Intrinsic Value
Outstanding as of December 31, 2007	3,080,892	$6.84		7.29	$21,001
Granted	945,494	12.07	$5.39
Forfeited	(77,623)	10.28
Expired	(67,345)	14.02
Exercised	(228,497)	3.58			$1,949

Outstanding as of December 31, 2008	3,652,921	$8.20		7.14	$3,899

Granted	399,711	5.72	$3.36
Forfeited	(99,384)	10.61
Expired	(199,319)	18.19
Exercised	(618,377)	2.39			$4,475

Outstanding as of December 31, 2009	3,135,552	$8.32		6.91	$11,054

Granted	386,127	11.44	$9.83
Forfeited	(18,604)	9.44
Expired	(9,324)	8.49
Exercised	(275,856)	5.73			$2,105

Outstanding as of December 31, 2010	3,217,895	$8.91		6.36	$21,819

Exercisable shares as of December 31, 2010	2,019,254	$7.89		5.38	$15,762

Cash received from option exercises under all share-based payment arrangements was $818, $1,476 and $1,582 for the years ended December 31, 2008, 2009 and 2010, respectively. There were no actual tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2008, 2009 and 2010.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2010	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2010	Weighted average exercise price
$1.70-$5.08	682,607	4.83	$2.77	683,191	$2.68
$5.42-$7.94	921,932	5.81	$6.75	594,349	$7.34
$9.00-$11.17	667,779	7.76	$10.90	190,477	$10.41
$11.63-$13.51	733,513	7.09	$13.37	397,948	$13.35
$13.56-$18.30	212,064	6.81	$16.35	153,289	$16.61

	3,217,895			2,019,254

As of December 31, 2010, 2,019,254 options for the Company’s common shares with a weighted average of $7.89 per share were exercisable by employees of the Company. As of December 31, 2009, 1,707,775 options for the Company’s common shares with a weighted average price of $6.90 per share were exercisable by employees of the Company. As of December 31, 2008, 1,903,523 options for the Company’s common shares with a weighted average of $5.82 per share were exercisable by employees of the Company.

Restricted Stock

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

On February 15, 2010, the Company granted 137,405 shares of performance-based restricted shares with a market value of $1,535 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

A summary of the status of the Company’s restricted stock as of December 31, 2010 is presented in the following table:

	Common shares	Weighted average grant date fair value
Nonvested as of December 31, 2007	272,997	$11.52
Activity during 2008:
Granted	610,681	12.98
Forfeited	0
Vested	(120,677)	9.59

Nonvested as of December 31, 2008	763,001	$12.99
Activity during 2009:
Granted	153,000	5.66
Forfeited	0
Vested	(279,720)	13.00

Nonvested as of December 31, 2009	636,281	$11.23
Activity during 2010:
Granted	137,405	11.17
Forfeited	(18,045)	9.68
Vested	(323,022)	11.90

Nonvested as of December 31, 2010	432,619	$10.77

Total non-cash stock compensation expense related to these restricted stock grants was approximately $2,805, $3,878 and $3,344 for the years ended December 31, 2008, 2009, and 2010, respectively. The total non-cash stock compensation expense for all stock based compensation was approximately $4,640, $6,198 and $6,409 for the years ended December 31, 2008, 2009, and 2010, respectively.

9. Related Party Transactions

The Company participates in an agreement with ITC Holding Co., LLC, Enon Plantation, Inc., J. Smith Lanier & Co. and Kenzie Lane Ventures, LLC regarding the joint ownership of an aircraft. ITC Holding Co., LLC and Enon Plantation, Inc. are primarily owned by a member of the Company’s board of directors. The travel costs incurred by the Company for use of the aircraft were approximately $266, $89 and $214 for the years ended December 31, 2008, 2009, and 2010, respectively.

10. Acquisitions

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

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

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities and direct acquisition costs, as of November 17, 2009. The allocation adjustments have been finalized as of December 31, 2010.

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

Sunflower Broadband

On October 15, 2010, the Company completed its acquisition of Sunflower Broadband (“Sunflower”), a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area. The Company’s purchase of Sunflower is a strategic acquisition that maintains the Company’s strategic niche, operating in secondary and tertiary markets with favorable demographics and positive economic growth characteristics. The acquisition also offers attractive edge-out possibilities, tack-on acquisition and larger acquisition opportunities bridging the Company’s Southeast and Upper Midwest footprints.

The Company used the $720,000 in proceeds of the New Credit Agreement to partially fund the $165,000 acquisition purchase price, refinance the Company’s existing credit facility, and pay related transaction costs. The Company also used approximately $48,000 of cash on hand to partially fund the transaction. The financial position and results of operations for Sunflower are included in the Company’s presented consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed, was $164,795. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets of Sunflower, the goodwill is deductible for tax purposes.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired, net of liabilities and direct acquisition costs, as of October 15, 2010.

October 15, 2010
Assets acquired:
Accounts receivable	$2,162
Prepaid expenses	595
Property, plant and equipment	46,832
Goodwill	104,192
Customer base	13,000
Intangible and other assets	3,175

Total assets acquired	169,956
Liabilities assumed:
Accounts payable	3,090
Accrued liabilities	671
Unearned revenue	910
Long term debt	490

Total liabilities assumed	5,161

Purchase price, net of cash acquired of $205	$164,795

11. Unaudited Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2009 and 2010 assume that the acquisition of Sunflower occurred on January 1, 2009. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of the operations had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

	12 months ended December 31, 2009	12 months ended December 31, 2010
Operating revenues	$474,668	$499,060
Net loss	(8,229)	(231)
Net loss per share	(0.23)	(0.01)

12. Subsequent Events

Subsequent to quarter end, on February 21, 2011, the Company signed a definitive agreement to acquire from CoBridge Broadband, LLC certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama for $30,000 cash. The combined operations of these two markets represent approximately $15,000 in expected annual revenues (unaudited). The transaction is expected to close in the second quarter of 2011, subject to certain normal and customary closing conditions, including regulatory approvals. The Company expects to fund the proposed transaction by using $10,000 in cash on hand and $20,000 in proceeds from the additional term Loan A closed in connection with the debt repricing transaction (see below).

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

In connection with the acquisition, on February 18, 2011, the Company entered into a debt repricing transaction that will reduce the Company’s annual interest expense by approximately $10,000. The interest rate on term loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on term loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200,000 to $250,000, and the term loan A principal was increased $20,000 with the proceeds to be used to partially fund the acquisition, as noted above.