Form 10-Q
period 2011-03-31
KNOLOGY INC
filed 2011-05-10
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 30, 2011, Knology, Inc. had 37,366,344 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2010	March 31, 2011 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,120	$74,592
Restricted cash	1,401	1,401
Certificates of deposit	6,105	6,000
Accounts receivable, net of allowance for doubtful accounts of $1,439 and $1,257 as of December 31, 2010 and March 31, 2011, respectively	37,504	35,666
Prepaid expenses and other	3,373	5,406

Total current assets	95,503	123,065

PROPERTY, PLANT AND EQUIPMENT, NET	400,347	404,196

GOODWILL	253,933	254,069

CUSTOMER BASE, NET	19,250	18,388

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	8,167	12,591

INVESTMENTS	4,011	5,127

OTHER INTANGIBLES AND OTHER ASSETS, NET	6,467	6,312

Total assets	$787,678	$823,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$9,561	$10,941
Accounts payable	28,217	33,213
Accrued liabilities	20,360	18,972
Unearned revenue	16,949	17,237

Total current liabilities	75,087	80,363

NONCURRENT LIABILITIES:
Long term debt, net of current portion	721,751	739,088
Interest rate swaps	6,699	8,344

Total noncurrent liabilities	728,450	747,432

Total liabilities	803,537	827,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 37,160,283 and 37,357,222 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	372	374
Additional paid-in capital	610,492	612,746
Accumulated other comprehensive loss	0	(2,676)
Accumulated deficit	(626,723)	(614,491)

Total stockholders’ deficit	(15,859)	(4,047)

Total liabilities and stockholders’ equity	$787,678	$823,748

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2010	2011
OPERATING REVENUES:
Video	$49,081	$59,520
Voice	32,309	32,968
Data	25,669	30,864
Other	3,059	4,610

Total operating revenues	110,118	127,962

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	36,116	41,361
Selling, general and administrative	37,852	41,418
Depreciation and amortization	22,345	23,272

Total operating expenses	96,313	106,051

OPERATING INCOME	13,805	21,911

OTHER INCOME (EXPENSE):
Interest income	116	36
Interest expense	(11,488)	(10,573)
Debt modification expense	0	(181)
Gain on interest rate swaps	1,031	1,032
Amortization of deferred loss on interest rate swaps	(4,374)	0
Other income, net	95	7

Total other expense	(14,620)	(9,679)

NET INCOME (LOSS)	$(815)	$12,232

BASIC NET INCOME (LOSS) PER SHARE	$(0.02)	$0.33

DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$0.31

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,647,361	37,243,788

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,647,361	38,919,920

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(815)	$12,232

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,345	23,272
Non-cash stock compensation	1,451	1,694
Non-cash bank loan interest expense	738	481
Non-cash gain on interest rate swaps	(1,031)	(1,031)
Non-cash amortization of deferred loss on interest rate swaps	4,374	0
Provision for bad debt	1,212	1,652
Gain on disposition of assets	(30)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	186
Prepaid expenses and other assets	(854)	(2,044)
Accounts payable	350	4,996
Accrued liabilities	630	(1,388)
Unearned revenue	1,175	288

Total adjustments	29,101	28,104

Net cash provided by operating activities	28,286	40,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,953)	(26,007)
Maturities of certificates of deposit	15,000	105
Investment in certificates of deposit and other short term investments	(14,973)	0
Investment in Tower Cloud, Inc.	0	(1,116)
MDU signing bonuses and other intangible expenditures	(342)	(234)
Proceeds from sale of property	33	14
Change in restricted cash	0	0

Net cash used in investing activities	(16,235)	(27,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	20,000
Principal payments on debt and short-term borrowings	(12,857)	(1,283)
Expenditures related to modification of long term debt	0	(4,905)
Stock options exercised	558	562

Net cash provided by (used in) financing activities	(12,299)	14,374

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(248)	27,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,016	47,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,768	$74,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$10,781	$11,005

Non-cash financing activities:
Debt acquired in capital lease transactions	$962	$0

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company operates as one operating segment.

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

REVENUE RECOGNITION

Knology accounts for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) in accordance with the proper FASB accounting guidance relating to financial reporting by cable television companies. These deliverables together constitute “Cable Services” for the Company and are bundled together in various combinations to our customers. All deliverables are billed in advance on a monthly basis and revenue is recognized in the same manner with the passage of time for these deliverables. The revenues are allocated between these deliverables based upon the estimated selling price of each component which is the same for all customers in a market taking the particular package sold. The deliverables in the arrangement do not qualify as separate units of accounting since there is no right of return associated with the delivered portion of the services. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs, or commissions, have exceeded installation revenue in all reported periods and are expensed as period costs in accordance with the FASB guidance. Credit risk is managed by disconnecting services to customers who are delinquent.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on the recognition of revenue from multiple-deliverable arrangements. The new guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010, unless the company elected to adopt the content on a retroactive basis. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance concerning when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In February 2010, the FASB issued new accounting guidance that amends and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2010 and March 31, 2011, the Company has $1,401 of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually as of January 1. There was no impairment identified as a result of the January 1, 2011 impairment test, nor has there been any event in the three months ended March 31, 2011 that indicated a need for reassessment.

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,374 and $0 for the three months ended March 31, 2010 and 2011, respectively. As of March 31, 2011, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps has been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $382,600 of the floating rate debt at 1.98% as of March 31, 2011.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
January 3, 2011	April 2, 2011	$382,600

April 3, 2011	July 2, 2011	$381,400

July 3, 2011	October 2, 2011	$380,200

October 3, 2011	January 2, 2012	$379,000

January 3, 2012	April 2, 2012	$362,800

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1,031 and $1,032 for the three months ended March 31, 2010 and 2011, respectively.

On February 22, 2011, the Company entered into two new interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377,000. The first of these two swap agreements, which does not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

Unlike the other interest rate swaps, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of March 31, 2011.

8. DEBT

On March 14, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Original Credit Agreement”) that provided for a $580,000 credit facility, consisting of a $555,000 term loan (the “Initial Term Loan”) and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second lien term loans, and pay transaction costs associated with the transactions. This term loan bore interest at LIBOR plus 2.25% and was payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

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

On October 15, 2010, the Company entered into a new Credit Agreement that provided for a $770,000 second credit facility with proceeds used to partially fund the $165,000 Sunflower Broadband (“Sunflower”) acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The new Credit Agreement includes a $50,000 revolving credit facility, a $175,000 Term Loan A and a $545,000 Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8,750, $8,750, $17,500 and $26,250 in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity.

On February 18, 2011, the Company amended the new Credit Agreement and entered into a new Amended and Restated Credit Agreement. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200,000 to $250,000, and the Term Loan A principal was increased $20,000 with the proceeds to be used to partially fund the future acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama.

Long-term debt at December 31, 2010 and March 31, 2011 consisted of the following:

	December 31, 2010	March 31, 2011
Term Loan A, at a rate of LIBOR plus a margin ranging from 2.5% to 3.25% (3.26% total rate at March 31, 2011), with annual principal amortization as noted above, principal payable quarterly with final principal and any unpaid interest due February 18, 2016	$175,000	$195,000

Term Loan B, at a rate of LIBOR plus 3%, with a LIBOR floor of 1% (4.00% total rate at March 31, 2011), with $5,450 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due August 18, 2017	545,000	545,000

Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	11,312	10,029

	731,312	750,029

Less current portion of long-term debt	9,561	10,941

Total long-term debt, net of current portion	$721,751	$739,088

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

As of March 31, 2011, the Company was in compliance with its debt covenants.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$8,344	$0	$8,344

Total Liabilities	$0	$8,344	$0	$8,344

The Company used a discounted cash flow analysis applied to the LIBOR forward yield curve to value the interest rate swaps on its balance sheet at March 31, 2011.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On March 31, 2011, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $743,700, compared to a carrying value of $740,000.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of March 31, 2011, which reduces the funds available under the $50,000 five year senior secured revolving loan and letter of credit facility.

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of the related FASB accounting guidance, which requires all stock compensation to employees, including employee stock option and restricted stock awards, to be recognized in the financial statements based on their fair values as the awards vest. The fair value of a stock award is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the first quarter of 2011, the Company granted employees options to purchase 390,514 shares of common stock with a market value of $6,035. These options vest equally over the next four years. The Company during the first quarter of 2011 also granted 138,000 shares of performance-based restricted shares with a market value of $2,147 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

The Company recognized stock-based compensation of $1,451 and $1,694 for the three months ended March 31, 2010 and 2011, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of March 31, 2011, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

•	that we will not retain or grow our customer base:

•	that we will fail to be competitive with existing and new competitors:

•	that we will not adequately respond to technological developments that impact our industry and markets:

•	that needed financing will not be available to us if and as needed:

•	that a significant change in the growth rate of the overall U.S. economy will occur such that there is a material impact on consumer and corporate spending:

•	that we will not be able to complete future acquisitions, that we may have difficulties integrating acquired businesses, or that the cost of such integration will be greater than we expect: and

•	that some other unforeseen difficulties occur, as well as those risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and our other filings with the SEC.

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2011, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the CoBridge acquisition discussed above, on February 18, 2011, we entered into a debt repricing transaction that will reduce our annual interest expense by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds to be used to partially fund the acquisition, as noted above.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases different methods of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view and video-on-demand movies and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 46.5% of our consolidated revenues for the three months ended March 31, 2011, compared to 44.6% for the three months ended March 31, 2010.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 25.8% of our consolidated revenues for the three months ended March 31, 2011, compared to 29.3% for the three months ended March 31, 2010.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 24.1% of our consolidated revenues for the three months ended March 31, 2011, compared to 23.3 % for the three months ended March 31, 2010.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 3.6% of our consolidated revenues for the three months ended March 31, 2011, compared to 2.8% for the three months ended March 31, 2010.

Our ability to increase the number of our connections and, as a result, our revenues is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

•

In providing video services, we currently compete with AT&T, Bright House, CenturyLink, Charter, Comcast, Mediacom, MidCo, Qwest, Time Warner and Verizon. We also compete with satellite television providers such as DirecTV and Echostar. Our other competitors include broadcast television stations and other satellite television companies. We expect in the future to face additional competition from telephone companies providing video services within their service areas.

•

In providing local and long-distance telephone services, we compete with the ILEC and various long-distance providers in each of our markets. AT&T, CenturyLink, Qwest and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, CenturyLink (which acquired Embarq Communications in 2009) and Verizon. We expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, cable competitors as they roll out VoIP and other providers.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 50.9% for the three months ended March 31, 2011, compared to 52.6% for the three months ended March 31, 2010. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incur with traditional networks.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 18.1% for the three months ended March 31, 2011 compared to 18.5% for the three months ended March 31, 2010

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.2% for the three months ended March 31, 2011, compared to 7.9% for the three months ended March 31, 2010.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 39.2% for the three months ended March 31, 2011, compared to 35.7% for the three months ended March 31, 2010. The increase is a result of our increase in broadband carrier service revenue for the period.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.1% for the three months ended March 31, 2011, compared to 1.1% for the three months ended March 31, 2010.

We provide our services in competitive markets and we are not always able to pass along significant price increases and maintain margins, especially for our video services. However, we expect higher-margin data and other revenue to become larger percentages of our overall revenue, and the favorable product mix may potentially offset pressures on gross profits within individual product lines.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2010 and 2011.

	Three months ended March 31,
	2010	2011
Operating revenues:
Video	45%	46%
Voice	29	26
Data	23	24
Other	3	4

Total	100	100
Operating expenses:
Direct costs	33	32
Selling, general and administrative	34	33
Depreciation and amortization	20	18

Total	87	83

Operating income	13	17
Interest expense	(10)	(8)
Gain on interest rate swaps	1	1
Amortization of deferred loss on interest rate swaps	(4)	0

Total other expense	(13)	(7)

Net income (loss)	(1)	10

Revenues. Operating revenues increased 16.2% from $110.1 million for the three months ended March 31, 2010, to $130.0 million for three months ended March 31, 2011. Operating revenues from video services increased 21.3% from $49.1 million for the three months ended March 31, 2010, to $55.5 million for the same period in 2011. Operating revenues from voice services increased 2.0% from $32.3 million for the three months ended March 31, 2010, to $33.0 million for the same period in 2011. Operating revenues from data services increased 20.2% from $25.7 million for the three months ended March 31, 2010, to $30.9 million for the same period in 2011. Operating revenues from other services increased 50.7% from $3.1 million for the three months ended March 31, 2010, to $4.6 million for the same period in 2011.

The increased revenues are due primarily to an increase in the number of connections, from 703,663 as of March 31, 2010, to 773,090 as of March 31, 2011 and rate increases effective in the first quarter 2010 and first quarter of 2011. The additional connections resulted primarily from:

•	the acquisition of Sunflower;

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The increased voice services revenues are due primarily to the Sunflower acquisition. There continues to be a decrease in revenue from voice services among our existing customer base as a result of customers choosing service plans offering discounted features such as voice mail, call waiting, and call forwarding.

Direct Costs. Direct costs increased 14.5% from $36.1 million for the three months ended March 31, 2010, to $41.4 million for the three months ended March 31, 2011. Direct costs of video services increased 17.4% from $25.8 million for the three months ended March 31, 2010, to $30.3 million for the same period in 2011. Direct costs of voice services remained unchanged at $6.0 million for the three months ended March 31, 2010 and for the same period in 2011. Direct costs of data services decreased 6.2% from $2.0 million for the three months ended March 31, 2010, to $1.9 million for the same period in 2011 due to the grooming of our data circuits and capacity to handle the increasing volume of data usage. Direct costs of other services increased 65.4% from $1.1 million for the three months ended March 31, 2010, to $1.8 million for the same period in 2011. Pole attachment and other network rental expenses increased 12.6% from $1.2 million for the three months ended March 31, 2010 to $1.4 million for the same period in 2011. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase. At the same time, we are constantly looking for ways to reduce these expenses with less expensive facilities and better design of the network connectivity as we experienced in data services.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 9.4% from $37.9 million for the three months ended March 31, 2010, to $41.4 million for the three months ended March 31, 2011. The increase in these operating costs was affected by the Sunflower acquisition and occurred in compensation, rent, repair and maintenance, bad debt expense, and fuel cost. These increases were partially offset by decreases in consultant costs, and billing expense. Our non-cash stock compensation expense increased 16.7% from $1.5 million for the three months ended March 31, 2010 to $1.7 million for the same period in 2011.

Depreciation and amortization. Our depreciation and amortization increased 4.1% from $22.3 million for the three months ended March 31, 2010, to $23.3 million for the three months ended March 31, 2011 primarily due to the Sunflower acquisition in the fourth quarter of 2010.

Interest expense. Interest expense decreased from $11.5 million for the three months ended March 31, 2010, to $10.6 million for the three months ended March 31, 2011. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. In addition, we recorded $4.4 million in amortization of deferred loss associated with interest rate swaps for the three months ended March 31, 2010 compared to no amortization of deferred loss associated with interest rate swaps in 2011. A gain of $1.0 million was recorded on the value of the interest rate swaps for the three months ended March 31, 2010 and 2011.

Net income (loss). We incurred a net loss of $815,000 for the three months ended March 31, 2010 compared to net income of $12.2 million for the three months ended March 31, 2011. We expect net income to occur more frequently as our business matures.

Liquidity and Capital Resources

Overview

As of March 31, 2011, we had approximately $82.0 million of cash, cash equivalents, restricted cash and certificates of deposit on our balance sheet. Our net working capital on March 31, 2011 and December 31, 2010 was $42.7 million and $20.4 million, respectively.

On September 28, 2009, the Company entered into Amendment No. 2 to our then existing Credit Agreement which extended the maturity date of an aggregate $397 million of term loans under the Credit Agreement by two years. The Extended Term Loan bore interest at LIBOR plus 3.50% and amortized at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increased the revolving credit facility to $35.0 million from $25.0 million and allowed for an annual, cumulative restricted payment allowance of $10 million for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test.

On October 15, 2010, the Company entered into a new Credit Agreement that provided for a $770.0 million second credit facility with proceeds used to partially fund the $165.0 million Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The new Credit Agreement includes a $50.0 million revolving credit facility, a $175.0 million Term Loan A and a $545.0 million Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8.75 million, $8.75 million, $17.5 million and $26.25 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity. On November 25, 2009, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixed $382.6 million of the floating rate debt at 1.98% as of March 31, 2011. This interest rate instrument was not designated as a hedge and therefore did not utilize hedge accounting. Changes in the fair value of the swap agreement were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred.

On February 18, 2011, the Company amended the new Credit Agreement and entered into a new Amended and Restated Credit Agreement. The interest rate on term loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200.0 million to $250.0 million, and the Term Loan A principal was increased $20.0 million with the proceeds to be used to partially fund the future acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. On February 22, 2011, the Company entered into two new interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377.0 million. The first of these two swap agreements, which does not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of March 31, 2011, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $28.3 million and $40.3 million for the three months ended March 31, 2010 and 2011, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate swaps;

•	non-cash amortization of deferred loss on interest rate swaps;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used by our investing activities was $16.2 million and $27.2 million for the three months ended March 31, 2010 and 2011, respectively. Our investing activities for the three months ended March 31, 2010 consisted primarily of $16.0 million of capital expenditures, $15.0 million for the purchase of certificates of deposit and other short term investments, and $342,000 in payments of MDU signing bonuses offset by $15.0 million proceeds from certificates of deposit. Investing activities for the three months ended March 31, 2011 consisted primarily of $26.0 million of capital expenditures, $1.1 million for an additional investment in TowerCloud, Inc., and $234,000 in payments of MDU signing bonuses offset by $105,000 proceeds from certificates of deposit.

Net cash used by our financing activities was $12.3 million for the three months ended March 31, 2010 and net cash provided by financing activities was $14.4 million for the three months ended March 31, 2011. Financing activities for the three months ended March 31, 2010, consisted of $12.9 million in principal payments on debt offset by proceeds of $558,000 from the exercise of stock options. For the three months ended March 31, 2011, financing activities consisted of $20.0 million of proceeds from long term debt and $562,000 from the exercise of stock options offset by $4.9 million of expenditure related to the modification of the long term debt and $1.2 million in principal payments on debt.

Capital Expenditures

We spent approximately $26.2 million in capitalized expenditures during the three months ended March 31, 2011, of which $11.4 million related to the purchase and installation of customer premise equipment and enhancements, $4.7 million related to network equipment, billing and information systems and other capital items and $10.1 million related to plant extensions.

We expect to spend approximately $99.0 million in capital expenditures during 2011. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2011. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use interest rate swap contracts to manage the impact of interest rate changes on earnings and operating cash flows. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. We believe that these agreements are with counterparties who are creditworthy financial institutions.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixed $382.6 million of the floating rate debt at 1.98% as of March 31, 2011.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount

January 3, 2011	April 2, 2011	$382.6 million

April 3, 2011	July 2, 2011	$381.4 million

July 3, 2011	October 2, 2011	$380.2 million

October 3, 2011	January 2, 2012	$379.0 million

January 3, 2012	April 2, 2012	$362.8 million

On February 22, 2011, the Company entered into two new interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377.0 million. The first of these two swap agreements, which does not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1.0 million for the three months ended March 31, 2010 and 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

On May 4, 2011, we held our annual meeting of stockholders.

(1)	The stockholders elected each of the Class III directors to serve for a three-year term expiring in 2014 and until their respective successors are duly elected and qualified:

	For	Withheld	Broker Non-Votes
Rodger L. Johnson	29,922,112	563,069	2,960,943
Campbell B. Lanier III	28,954,684	1,530,497	2,960,943

(2)	The stockholders approved, on a non-binding, advisory basis, the compensation of the Company’s named executive officers (“Say-on-Pay”):

	For	Against	Abstain	Broker Non-Votes
Say-on-Pay	30,291,237	182,661	11,283	2,960,943

(3)	The stockholders selected, on a non-binding, advisory basis, “one year” as the frequency for the non-binding, advisory vote on the compensation of the Company’s named executive officers (“Say-When-on-Pay”):

	1 year	2 years	3 years	Abstain	Broker Non- Votes
Say-When-on-Pay	28,228,871	38,759	2,211,080	6,471	2,960,943

In light of these results, the Company’s board of directors has determined to hold annual non-binding, advisory votes on the compensation of its named executive officers.

(4)	The stockholders ratified the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011:

	For	Against	Abstain
Ratification of BDO USA, LLP	33,429,743	12,911	3,470

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.1	Amendment Agreement dated as of February 18, 2011 to the Credit Agreement dated as of October 15, 2010, among Knology, Inc., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and as Collateral Agent for the Lenders.

10.2	Amended And Restated Credit Agreement, dated as of February 18, 2011 among Knology, Inc., the Lenders party thereto, the Issuers, Credit Suisse AG, acting through one or more of its branches, as Administrative Agent for the Lenders and the Issuers and as Collateral Agent for the Secured Parties under the Collateral Documents.

10.3	Reaffirmation Agreement dated as of February 18, 2010, among Knology, Inc., the Subsidiary Guarantors identified on the signature pages thereto and Credit Suisse AG, acting through one or more of its branches, as Administrative Agent.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLOGY, INC.

May 10, 2011	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

May 10, 2011	By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer