Form 10-Q
period 2011-06-30
KNOLOGY INC
filed 2011-08-08
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 31, 2011, Knology, Inc. had 37,652,453 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2010	June 30, 2011 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,120	$49,566
Restricted cash	1,401	1,401
Certificates of deposit	6,105	6,740
Accounts receivable, net of allowance for doubtful accounts of $1,439 and $1,933 as of December 31, 2010 and June 30, 2011, respectively	37,504	39,347
Prepaid expenses and other	3,373	4,816

Total current assets	95,503	101,870

PROPERTY, PLANT AND EQUIPMENT, NET	400,347	413,365

ASSETS HELD FOR SALE	0	11,201

GOODWILL	253,933	267,429

CUSTOMER BASE, NET	19,250	18,995

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	8,167	11,976

INVESTMENTS	4,011	11,894

OTHER INTANGIBLES AND OTHER ASSETS, NET	6,467	5,596

Total assets	$787,678	$842,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$9,561	$12,372
Accounts payable	28,217	31,581
Accrued liabilities	20,360	22,963
Unearned revenue	16,949	17,328
Interest rate swap (nonhedge instrument)	0	4,549

Total current liabilities	75,087	88,793

NONCURRENT LIABILITIES:
Long term debt, net of current portion	721,751	737,978
Interest rate swaps (hedge instruments)	6,699	10,713

Total noncurrent liabilities	728,450	748,691

Total liabilities	803,537	837,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share;
199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 37,160,283 and 37,643,464 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	372	376
Additional paid-in capital	610,492	615,501
Accumulated other comprehensive loss	0	(10,713)
Accumulated deficit	(626,723)	(600,322)

Total stockholders’ equity (deficit)	(15,859)	4,842

Total liabilities and stockholders’ equity	$787,678	$842,326

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
OPERATING REVENUES:
Video	$50,583	$59,357	$99,663	$118,877
Voice	31,469	33,145	63,778	66,113
Data	26,046	31,738	51,716	62,602
Other	4,889	7,125	7,948	11,735

Total operating revenues	112,987	131,365	223,105	259,327

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	36,383	41,754	72,499	83,115
Selling, general and administrative	38,695	43,377	76,547	84,795
Depreciation and amortization	21,348	23,630	43,693	46,902

Total operating expenses	96,426	108,761	192,739	214,812

OPERATING INCOME	16,561	22,604	30,366	44,515

OTHER INCOME (EXPENSE):
Interest income	97	30	213	66
Interest expense	(11,292)	(9,243)	(22,780)	(19,816)
Debt modification expense	0	(44)	0	(225)
Gain on interest rate swaps	7,764	1,118	8,795	2,150
Amortization of deferred loss on interest rate swaps	(5,499)	0	(9,873)	0
Other income (loss), net	8	(296)	103	(289)

Total other expense	(8,922)	(8,435)	(23,542)	(18,114)

NET INCOME	$7,639	$14,169	$6,824	$26,401

BASIC NET INCOME PER SHARE	$0.21	$0.38	$0.19	$0.71

DILUTED NET INCOME PER SHARE	$0.20	$0.36	$0.18	$0.68

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,881,089	37,373,211	36,754,750	37,316,330

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,952,013	38,965,482	38,777,307	38,961,439

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,824	$26,401

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,693	46,902
Non-cash stock compensation	2,941	3,509
Non-cash bank loan interest expense	1,463	1,061
Non-cash gain on interest rate swaps	(8,795)	(2,150)
Non-cash amortization of deferred loss on interest rate swaps	9,873	0
Non-cash interest income	(16)	0
Provision for bad debt	2,457	3,365
Gain on disposition of property	(38)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(4,391)	(4,606)
Prepaid expenses and other assets	(1,028)	(952)
Accounts payable	3,296	2,698
Accrued liabilities	621	2,302
Unearned revenue	(198)	(175)

Total adjustments	49,878	51,949

Net cash provided by operating activities	56,702	78,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,628)	(50,209)
Acquisition of businesses, net of cash acquired	0	(29,622)
Maturities of certificates of deposit	15,000	115
Investment in certificates of deposit and other short term investments	(24,040)	(750)
Investment in Tower Cloud, Inc.	0	(7,883)
MDU signing bonuses and other intangible expenditures	(473)	(290)
Proceeds from sale of property	75	39
Change in restricted cash	(676)	0

Net cash used in investing activities	(44,742)	(88,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	20,000
Principal payments on debt and short-term borrowings	(15,415)	(3,938)
Expenditures related to modification of long term debt	0	(4,870)
Stock options exercised	700	1,504

Net cash provided by (used in) financing activities	(14,715)	12,696

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,755)	2,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,016	47,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,261	$49,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$21,923	$16,065

Non-cash financing activities:
Debt acquired in capital lease transactions	$1,271	$2,976

Detail of acquisition:
Accounts receivable	0	602
Prepaid expenses	0	125
Property, plant and equipment	0	12,833
Goodwill	0	15,483
Customer base	0	2,100
Accounts payable	0	(666)
Accrued liabilities	0	(301)
Unearned Revenue	0	(554)

Cash paid for acquisition, net of cash acquired of $2	$0	$29,622

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2011

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

REVENUE RECOGNITION

Knology accounts for the revenue, costs and expense related to residential cable services (including video, voice, data and other services) in accordance with the proper FASB accounting guidance relating to financial reporting by cable television companies. These deliverables together constitute “Cable Services” for the Company and are bundled together in various combinations to our customers. All deliverables are billed in advance on a monthly basis and revenue is recognized in the same manner with the passage of time for these deliverables. The revenues are allocated between these deliverables based upon the relative estimated selling price of each component which is the same for all customers in a market taking the particular package sold. The deliverables in the arrangement do not qualify as separate units of accounting since there is no right of return associated with the delivered portion of the services. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs, or commissions, have exceeded installation revenue in all reported periods and are expensed as period costs in accordance with the FASB guidance. Credit risk is managed by disconnecting services to customers who are delinquent.

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

RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2011, the FASB issued new accounting guidance updating the presentation requirements of comprehensive income. The new guidance is effective for interim and annual financial periods beginning after December 15, 2011 and should be applied retrospectively. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued new accounting guidance updating common fair value measurement and disclosure requirements. The new guidance is effective prospectively during interim and annual financial periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

4. CASH

Cash

Cash and cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase and consist of time deposits and investment in money market accounts with commercial banks and financial institutions. At times throughout the year and at quarter-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2010 and June 30, 2011, the Company has $1,401 of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually on January 1. There was no impairment identified as a result of the January 1, 2011 impairment test, nor has there been any event in the six months ended June 30, 2011 that indicated a need for reassessment.

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they were incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $5,499 and $9,873 for the three and six months ended June 30, 2010. The Company recorded $0 of amortization expense related to the deferred loss on interest rate swaps for the three and six months ended June 30, 2011. As of June 30, 2011, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps had been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $381,400 of the floating rate debt at 1.98% as of June 30, 2011.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
April 3, 2011	July 2, 2011	$381,400
July 3, 2011	October 2, 2011	$380,200
October 3, 2011	January 2, 2012	$379,000
January 3, 2012	April 2, 2012	$362,800

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $7,764 and $8,795 for the three and six months ended June 30, 2010. The Company also recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1,118 and $2,150 for the three and six months ended June 30, 2011.

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

Unlike the other interest rate swaps, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of June 30, 2011.

8. DEBT

On March 14, 2007, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that provided for a $580,000 credit facility, consisting of a $555,000 term loan (the “Initial Term Loan”) and a $25,000 revolving credit facility. On April 3, 2007, the Company received proceeds of $555,000 to fund the $255,000 PrairieWave acquisition purchase price, refinance the Company’s existing first and second lien term loans, and pay transaction costs associated with the transactions. This term loan bore interest at LIBOR plus 2.25% and was payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

On January 4, 2008, the Company entered into a First Amendment to the Credit Agreement which provided for a $59,000 incremental term loan (the “First Amendment Incremental Term Loan”) used to fund in part the $75,000 Graceba acquisition purchase price. This term loan bore interest at LIBOR plus 2.75% and was payable quarterly, with a June 30, 2012 maturity date. Prior to Amendment No. 2 discussed below, this term loan originally amortized at a rate of 1% per annum.

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

On February 18, 2011, the Company amended and restated the new credit agreement (the “Amended and Restated Credit Agreement”). The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200,000 to $250,000, and the Term Loan A principal was increased $20,000 with the proceeds to be used to partially fund the future acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama.

Long-term debt at December 31, 2010 and June 30, 2011 consisted of the following:

	December 31, 2010	June 30, 2011
Term Loan A, at a rate of LIBOR plus a margin ranging from 2.5% to 3.25% (3.19% total rate at June 30, 2011), with annual principal amortization as noted above, principal payable quarterly with final principal and any unpaid interest due February 18, 2016	$175,000	$195,000

Term Loan B, at a rate of LIBOR plus 3%, with a LIBOR floor of 1% (4% total rate at June 30, 2011), with $5,450 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due August 18, 2017	545,000	543,638

Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	11,312	11,712

	731,312	750,350

Less current portion of long-term debt	9,561	12,372

Total long-term debt, net of current portion	$721,751	$737,978

The term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Amended and Restated Credit Agreement contains defined events of default. The Amended and Restated Credit Agreement also contains defined representations and warranties and various affirmative and negative covenants, including:

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

As of June 30, 2011, the Company was in compliance with its debt covenants.

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

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$15,262	$0	$15,262

Total Liabilities	$0	$15,262	$0	$15,262

The Company used a discounted cash flow analysis applied to the LIBOR forward yield cures to value the interest rate swaps on its balance sheet at June 30, 2011.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On June 30, 2011, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $737,715, compared to a carrying value of $738,638.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of June 30, 2011, which reduces the funds available under the $50,000 five-year senior secured revolving loan and letter of credit facility.

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of the related FASB accounting guidance, which requires all share-based payments to employees, including employee stock option and restricted stock awards, to be recognized in the financial statements based on their fair values as the awards vest. The fair value of a stock award is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the second quarter of 2011, the Company granted certain employees and directors options to purchase 339,940 shares of common stock with a market value of $4,790. These options vest equally over the next four years. The Company during the second quarter of 2011 also granted 236,000 shares of performance-based restricted shares with a market value of $3,309 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

The Company recognized stock-based compensation of $1,490 and $2,941 for the three and six months ended June 30, 2010, respectively, and $1,815 and $3,509 for the three and six months ended June 30, 2011, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of June 30, 2011, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

13. ACQUISITION

CoBridge Broadband, LLC

On June 15, 2011, the Company completed its acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. The Company’s purchase of these assets is a strategic acquisition that fits well in its existing operations in Augusta, Georgia and Dothan, Alabama.

In order to fund the $30,000 purchase price, the Company used $10,000 of cash on hand and $20,000 from the additional Term Loan A proceeds received in connection with the debt repricing transaction (see Note 8 – Debt). The financial position and results of operations for the new operations are included in the Company’s consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented here as the acquisition was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed, was $29,622. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets, the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired, net of liabilities, as of June 15, 2011.

June 15, 2011
Assets acquired:
Accounts receivable	$602
Prepaid expenses	125
Property, plant and equipment	12,833
Goodwill	15,483
Customer base	2,100

Total assets acquired	31,143
Liabilities assumed:
Accounts payable	666
Accrued liabilities	301
Unearned Revenue	554

Total liabilities assumed	1,521

Purchase price, net of cash acquired of $2	$29,622

For the quarter ended June 30, 2011, it is impracticable for the Company to provide the financial results of the new acquisitions since they were absorbed by the operations of the Augusta and Dothan divisions. We do not record the revenues or expenses for the acquisitions separately from the divisions and no separate financial statements are produced.

Included in the acquisition, are $11,201 of assets held for sale related to the Troy, AL properties, as recognized on the June 30, 2011 balance sheet (see Note 12 below). The assets held for sale consist of $8,455 of property, plant and equipment, $2,115 of estimated goodwill, and $631 of customer base.

14. SUBSEQUENT EVENTS

Subsequent to quarter end, on July 22, 2011, the Company sold its recently acquired assets in Troy, AL for approximately $10,750 cash.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2011, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

On June 15, 2011, the Company completed its acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. The Company’s purchase of these assets is a strategic acquisition that fits well in its existing operations in Augusta, Georgia and Dothan, Alabama.

In order to fund the $30 million purchase price, the Company used $10 million of cash on hand and $20 million from the additional Term Loan A proceeds received in connection with the debt repricing transaction discussed below. The financial position and results of operations for the new operations are included in the Company’s presented consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented here as the acquisition was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed, was $29.6 million. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets, the goodwill is deductible for tax purposes.

In connection with the CoBridge acquisition discussed above, on February 18, 2011, we entered into a debt repricing transaction that reduced our annual interest expense by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds used to partially fund the acquisition, as noted above.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 45.2% and 45.8% of our consolidated revenues for the three and six months ended June 30, 2011, respectively, compared to 44.8% and 44.7% for the three and six months ended June 30, 2010, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 25.2% and 25.5% of our consolidated revenues for the three and six months ended June 30, 2011, respectively, compared to 27.9% and 28.6% for the three and six months ended June 30, 2010.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 24.2% and 24.1% of our consolidated revenues for the three and six months ended June 30, 2011, respectively, compared to 23.1% and 23.2% for the three and six months ended June 30, 2010, respectively.

•

Other revenues. Other revenues result principally from broadband carrier services and dark fiber sales. Other revenues accounted for approximately 5.4% and 4.5% of our consolidated revenues for the three and six months ended June 30, 2011, respectively, compared to 4.3% and 3.6% for the three and six months ended June 30, 2010, respectively.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 50.7% and 50.8%, respectively, for the three and six months ended June 30, 2011, compared to 51.2% and 51.9%, respectively, for the three and six months ended June 30, 2010. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incur with traditional networks.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 17.6% and 17.9%, respectively, for the three and six months ended June 30, 2011 compared to 18.4% and 18.5%, respectively, for the three and six months ended June 30, 2010

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.8% and 6.5%, respectively, for the three and six months ended June 30, 2011, compared to 7.2% and 7.5%, respectively, for the three and six months ended June 30, 2010.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 32.4% and 35.1%, respectively, for the three and six months ended June 30, 2011, compared to 32.2% and 33.5%, respectively, for the three and six months ended June 30, 2010. The increase is a result of our increase in broadband carrier service revenue for the period.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.0% for the three and six months ended June 30, 2011, compared to 1.1% for the three and six months ended June 30, 2010.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2010 and 2011.

	Three months ended June 30,
	2010	2011
Operating revenues:
Video	45%	45%
Voice	28	25
Data	23	24
Other	4	6

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	34	33
Depreciation and amortization	19	18

Total	85	83

Operating income	15	17

Other income (expense)
Interest income	0	0
Interest expense	(10)	(7)
Gain on interest rate swaps	7	1
Amortization of deferred loss on interest rate swaps	(5)	0
Other income, net	0	0

Total other expense	(8)	(6)

Income from continuing operations	7	11

Net income	7	11

Revenues. Operating revenues increased 16.3% from $113.0 million for the three months ended June 30, 2010, to $131.4 million for the three months ended June 30, 2011. Operating revenues from video services increased 17.3% from $50.6 million for the three months ended June 30, 2010, to $59.4 million for the same period in 2011. Operating revenues from voice services increased 5.3% from $31.5 million for the three months ended June 30, 2010, to $33.1 million for the same period in 2011. Operating revenues from data services increased 21.8% from $26.0 million for the three months ended June 30, 2010, to $31.7 million for the same period in 2011. Operating revenues from other services increased 45.8% from $4.9 million for the three months ended June 30, 2010, to $7.1 million for the same period in 2011.

The increased revenues are due primarily to an increase in the number of connections, from 698,717 as of June 30, 2010, to 792,912 as of June 30, 2011 and rate increases effective in the first quarter 2010 and first quarter of 2011. The additional connections resulted primarily from:

•	the acquisition of Sunflower;

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The increased voice services revenues are due primarily to the Sunflower and CoBridge acquisitions. There continues to be a decrease in revenue from voice services among our existing customer base as a result of customers choosing service plans offering discounted features such as voice mail, call waiting, and call forwarding.

The increase in operating revenues from other services included $2.0 million of fiber sales recorded during the three months ended June 30, 2010, compared to $4.1 million for the same period of 2011.

Direct Costs. Direct costs increased 14.8% from $36.4 million for the three months ended June 30, 2010, to $41.8 million for the three months ended June 30, 2011. Direct costs of video services increased 16.1% from $25.9 million for the three months ended June 30, 2010, to $30.1 million for the same period in 2011. Direct costs of voice services remained relatively unchanged at $5.8 million for the three months ended June 30, 2010 and 2011. Direct costs of data services increased 16.1% from $1.9 million for the three months ended June 30, 2010, to $2.2 million for the same period in 2011. Direct costs of other services increased 46.7% from $1.6 million for the three months ended June 30, 2010, to $2.3 million for the same period in 2011. Pole attachment and other network rental expenses increased 9.5% from $1.2 million for the three months ended June 30, 2010, to $1.3 million for the same period in 2011. We expect our cost of services to increase as we add more connections. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers. We expect the trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase. At the same time, we are constantly looking for ways to reduce these expenses with less expensive facilities and better design of the network connectivity as we experienced in data services.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 12.1% from $38.7 million for the three months ended June 30, 2010 to $43.4 million for the same period in 2011. The increase in these operating costs was affected by the Sunflower acquisition and included increases in salaries and wages, commissions, employee benefits, sales and marketing expenses, rents, bad debt expense, fuel costs, and storm damages. Our non-cash stock option compensation expense, included in selling, general and administrative expenses, increased 21.8% from $1.5 million for the three months ended June 30, 2010 to $1.8 million for the same period in 2011.

Depreciation and amortization. Our depreciation and amortization increased 10.7% from $21.3 million for the three months ended June 30, 2010, to $23.6 million for the three months ended June 30, 2011 primarily due to the Sunflower acquisition in the fourth quarter of 2010.

Interest expense. Interest expense decreased from $11.3 million for the three months ended June 30, 2010, to $9.2 million for the three months ended June 30, 2011. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. In addition, we recorded $5.5 million in amortization of deferred loss associated with our derivative instruments for the three months ended June 30, 2010 compared to no amortization of deferred loss associated with interest rate swaps for the same period in 2011. A gain of $7.8 million and $1.1 million was recorded on the value of the interest rate swaps for the three months ended June 30, 2010 and 2011, respectively.

The interest rate swaps are valued by an independent third party. An error occurred due to a misinterpretation of the valuation information, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4.2 million in the second quarter of 2010. The Company believes the correction of this non-cash item was immaterial to the users of our financial statements as it had no impact on total revenue, EBITDA, net operating income and cash flows for the periods affected, and these are key metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance.

Income taxes. No income tax expense was recorded for all periods presented. The Company continues to have NOL’s available to offset any taxable income recorded by the Company. The deferred tax asset created by these NOL’s is currently offset by a valuation allowance.

Net income. We generated net income of $7.6 million and $14.2 million for the three months ended June 30, 2010, and 2011, respectively.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2010 and 2011.

	Six months ended June 30,
	2010	2011
Operating revenues:
Video	45%	46%
Voice	29	26
Data	23	24
Other	3	4

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	34	33
Depreciation and amortization	20	18

Total	86	83

Operating income	14	17

Other income (expense)
Interest income	0	0
Interest expense	(10)	(8)
Gain on interest rate swaps	3	1
Amortization of deferred loss on interest rate swaps	(4)	0
Other income, net	0	0

Total other expense	(11)	(7)

Income (loss) from continuing operations	(3)	10

Net income (loss)	(3)	10

Revenues. Operating revenues increased 16.2% from $223.1 million for the six months ended June 30, 2010, to $259.3 million for six months ended June 30, 2011. Operating revenues from video services increased 19.3% from $99.7 million for the six months ended June 30, 2010, to $118.9 million for the same period in 2011. Operating revenues from voice services increased 3.7% from $63.8 million for the six months ended June 30, 2010, to $66.1 million for the same period in 2011. Operating revenues from data services increased 21.1% from $51.7 million for the six months ended June 30, 2010, to $62.6 million for the same period in 2011. Operating revenues from other services increased 47.7% from $7.9 million for the six months ended June 30, 2010, to $11.7 million for the same period in 2011.

The increased revenues are due primarily to an increase in the number of connections, from, 698,717 as of June 30, 2010, to 792,912 as of June 30, 2011 and rate increases effective in the first quarter 2010 and first quarter of 2011. The additional connections resulted primarily from:

•	the acquisition of Sunflower;

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The increased voice services revenues are due primarily to the Sunflower and CoBridge acquisitions. There continues to be a decrease in revenue from voice services among our existing customer base as a result of customers choosing service plans offering discounted features such as voice mail, call waiting, and call forwarding.

The increase in operating revenues from other services contained $2.0 million of fiber sales recorded during the six months ended June 30, 2010, compared to $5.6 million for the same period of 2011.

Direct Costs. Direct costs increased 14.6% from $72.5 million for the six months ended June 30, 2010, to $83.1 million for the six months ended June 30, 2011. Direct costs of video services increased 16.8% from $51.7 million for the six months ended June 30, 2010, to $60.4 million for the same period in 2011. Direct costs of voice services remained relatively unchanged at $11.8 million for the six months ended June 30, 2010 and 2011. Direct costs of data services increased 4.5% from $3.9 million for the six months ended June 30, 2010, to $4.1 million for the same period in 2011. Direct costs of other services increased 54.4% from $2.7 million for the six months ended June 30, 2010, to $4.1 million for the same period in 2011. Pole attachment and other network rental expenses increased 11.0% from $2.5 million for the six months ended June 30, 2010 to $2.7 million for the six months ended June 30, 2011. The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers.

Selling, general and administrative. Our selling, general and administrative expenses increased 10.8% from $76.5 million for the six months ended June 30, 2010, to $84.8 million for the six months ended June 30, 2011. The increase in these operating costs was affected by the Sunflower acquisition and included increases in salaries and wages, commissions, employee benefits, sales and marketing expenses, rents, bad debt expense, fuel costs, and storm damages for the six months ended June 30, 2011. Non-cash stock option compensation expense, included in selling, general and administrative, decreased from $2.9 million for the six months ended June 30, 2010, to $3.5 million for the six months ended June 30, 2011.

Depreciation and amortization. Our depreciation and amortization increased from $43.7 million for the six months ended June 30, 2010, to $46.9 million for the six months ended June 30, 2011, primarily due to the Sunflower acquisition in the fourth quarter of 2010.

Interest expense. Interest expense decreased from $22.8 million for the six months ended June 30, 2010, to $19.8 million for the six months ended June 30, 2011. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. In addition, we recorded $9.9 million in amortization of deferred loss associated with the derivative instruments for the six months ended June 30, 2010 compared to no amortization of deferred loss associated with interest rate swaps for the same period in 2011. A gain of $8.8 million and $2.2 million was recorded on the value of the interest rate swaps for the six months ended June 30, 2010 and 2011, respectively.

Income taxes. No income tax expense was recorded for all periods presented. The Company continues to have NOL’s available to offset any taxable income recorded by the Company. The deferred tax asset created by these NOL’s is currently offset by a valuation allowance.

Net income (loss). We generated net income of $6.8 million and $26.4 million for the six months ended June 30, 2010 and 2011, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2011, we had approximately $57.7 million of cash, cash equivalents, restricted cash, certificates of deposit and U.S. Treasury Bills on our balance sheet. Our net working capital on June 30, 2011 and December 31, 2010 was $13.1 million and $20.4 million, respectively.

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

On October 15, 2010, the Company entered into a new credit agreement that provided for a $770.0 million secured credit facility with proceeds used to partially fund the $165.0 million Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The new credit agreement includes a $50.0 million revolving credit facility, a $175.0 million Term Loan A and a $545.0 million Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8.75 million, $8.75 million, $17.5 million and $26.25 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity. On November 25, 2009, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixed $381.4 million of the floating rate debt at 1.98% as of June 30, 2011. This interest rate instrument was not designated as a hedge and therefore did not utilize hedge accounting. Changes in the fair value of the swap agreement were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred.

On February 18, 2011, the Company amended and restated the new credit agreement the “Amended and Restated Credit Agreement”. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to

August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200.0 million to $250.0 million, and the Term Loan A principal was increased $20.0 million with the proceeds used to partially fund the acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. On February 22, 2011, the Company entered into two new interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377.0 million. The first of these two swap agreements, which does not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

The Amended and Restated Credit Agreement is guaranteed by all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Amended and Restated Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of June 30, 2011, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $56.7 million and $78.4 million for the six months ended June 30, 2010 and 2011, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate swaps;

•	non-cash amortization of deferred loss on interest rate swaps;

•	non-cash interest income;

•	provision for bad debt; and

•	gain on disposition of assets.

Net cash used by our investing activities was $44.7 million and $88.6 million for the six months ended June 30, 2010 and 2011, respectively. Our investing activities for the six months ended June 30, 2010 consisted primarily of $34.6 million of capital expenditures, $24.0 million for the purchase of certificates of deposit, $676,000 of increase in restricted cash, and $473,000 in payments of MDU signing bonuses offset by $15.0 million proceeds from certificates of deposit. Investing activities for the six months ended June 30, 2011 consisted primarily of $50.2 million of capital expenditures, $29.6 million for the CoBridge acquisition, $7.9 million for an additional investment in TowerCloud, Inc., $750,000 for the purchase of certificates of deposit, and $290,000 in payments of MDU signing bonuses.

Net cash used by our financing activities was $14.7 million for the six months ended June 30, 2010 and net cash provided by financing activities was $12.7 million for the six months ended June 30, 2011. Financing activities for the six months ended June 30, 2010, consisted of $15.4 million in principal payments on debt offset by proceeds of $700,000 from the exercise of stock options. For the six months ended June 30, 2011, financing activities consisted of $20.0 million of proceeds from long term debt and $1.5 million from the exercise of stock options offset by $4.9 million of expenditure related to the modification of the long term debt and $3.9 million in principal payments on debt.

Capital Expenditures

We spent approximately $50.2 million in capitalized expenditures during the six months ended June 30, 2011, of which $24.0 million related to the purchase and installation of customer premise equipment and enhancements, $10.4 million related to network equipment, billing and information systems and other capital items and $15.8 million related to plant extensions.

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

On November 25, 2009, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixed $381.4 million of the floating rate debt at 1.98% as of June 30, 2011.

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

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1.1 million and $2.2 million for the three and six months ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Default Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Inc.’s Current Report on Form 8-K filed August 4, 2011).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

August 8, 2011	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

August 8, 2011	By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer