Form 10-K/A
period 2010-12-31
KNOLOGY INC
filed 2011-10-26
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

Knology, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011 (the “Original Form 10-K”). This Amended Form 10-K is being filed to amend and restate its consolidated financial statements and related disclosures for the year ended December 31, 2009 and 2010 as discussed in Note 13 to the accompanying restated financial statements.

On October 25, 2011, the Board of Directors of the Company, after consultation with and upon the recommendation of the Audit Committee and management of the Company, concluded that its audited consolidated financial statements included in the Company’s Original Form 10-K and its unaudited condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 cannot be relied upon due to an error relating to recording interest rate swaps. The errors related to the misinterpretation of the valuation information and subsequent recording of our interest rate swaps, specifically the inclusion of accrued interest in the third party valuation while separately accruing interest payable. The error resulted in recording other income in the amount of $4,307,000 in 2010. The correction of this error removes the amount from 2010 other income and records the amount as other income in 2009, the year the liability was initially recognized on the income statement.

This Amended Form 10-K amends and restates Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV of the Original Form 10-K, and no other items in the Original Form 10-K are amended hereby. Except to account for the amended and restated information described above, the foregoing items have not been updated to reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with our filings made with the SEC on and after the filing of the Original Form 10-K. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Concurrently with the filing of this Amended Form 10-K, we are filing conforming amendments to Items 1, 2, and 3 of Part I and Item 6 of Part II of the Form 10-Q for the quarter ended March 31, 2011, originally filed on May 10, 2011 and the Form 10-Q for the quarter ended June 30, 2011, originally filed on August 8, 2011.

Unless otherwise specifically identified as the “Original Form 10-K”, “Amended Form 10-K” or the “Form 10-K/A”, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on March 15, 2011, as amended.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A for the year ended December 31, 2010 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

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

Markets

Current Markets

As of December 31, 2010, we served the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes	Year Services First Offered By Knology
			12/31/2010	Video	Voice	Data
1995	Acquired	Montgomery, AL	95,026	1995	1997	1997
1995	Acquired	Columbus, GA	74,363	1995	1998	1998
1997	Acquired	Panama City, FL	66,430	1997	1998	1998
1998	Acquired	Huntsville, AL	89,756	1998	1999	1999
1998	Built	Charleston, SC	72,682	1998	1998	1998
1998	Built	Augusta, GA	58,001	1998	1998	1998
1999	Acquired	West Point, GA	14,381	1999	1999	1999
2000	Built	Knoxville, TN	43,165	2001	2001	2001
2003	Acquired	Pinellas, FL	276,924	2003	2004	2003
2007	Acquired	Rapid City, SD	52,242	2007	2007	2007
2007	Acquired	Sioux Falls, SD	67,072	2007	2007	2007
2008	Acquired	Dothan, AL	22,792	2008	2008	2008
2010	Acquired	Lawrence, KS	63,142	2010	2010	2010

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

The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements as amended and restated with this Amended 10-K and the related notes including note 13 relating to the restatement of our consolidated financial statements, and other financial data included elsewhere in this annual report. The data include operating results from PrairieWave (acquired in April 2007), Graceba (acquired in January 2008), PCL Cable (acquired in November 2009), and Sunflower (acquired in October 2010).

	Year Ended December 31,
	2006	2007	2008	2009 (as restated)	2010 (as restated)

	(in thousands, except per share)
Statement of Operations Data:
Operating revenues	$258,991	$347,652	$410,230	$425,565	$459,546
Operating expenses:
Direct costs	75,497	104,060	123,663	132,870	148,108
Selling, general and administrative (a)	116,191	138,509	151,724	148,728	155,410
Depreciation and amortization	68,189	85,776	95,375	90,702	87,594
Capital markets activity	1,623	219	0	0	0
Non-cash stock compensation	2,025	2,799	4,640	6,197	6,409
Litigation fees	0	0	0	0	0

Total operating expenses	263,525	331,363	375,402	378,497	397,521

Operating income (loss)	(4,534)	16,289	34,828	47,068	62,025

Interest expense, net	(33,722)	(40,622)	(46,586)	(40,976)	(42,182)
Gain (loss) on interest rate derivative instrument	(63)	(758)	0	16,225	4,646
Debt modification expense	0	0	0	(3,422)	0
Loss on debt extinguishment	0	(27,375)	0	0	(19,788)
Amortization of deferred loss on interest rate swaps	0	0	0	(18,120)	(9,450)
Gain (loss) on adjustments of warrants to market	(464)	(262)	0	0	0
Loss on investments	0	0	0	(353)	0
Other income (expense), net	25	(53)	(367)	479	161

Loss from continuing operations	(38,758)	(52,781)	(12,125)	900	(4,588)
Income from discontinued operations	0	8,863	0	0	0
Provision for income taxes	0	0	0	0	0

Net loss	(38,758)	(43,918)	(12,125)	900	(4,588)
Preferred stock dividends	(747)	0	0	0	0

Net loss attributable to common stockholders	$(39,505)	$(43,918)	$(12,125)	$900	$(4,588)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(1.41)	$(1.51)	$(0.34)	$0.03	$(0.12)
Basic and diluted net loss per share attributable to common stockholders	$(1.41)	$(1.25)	$(0.34)	$0.02	$(0.12)

Other Financial Data:
Capital expenditures	$27,821	$45,792	$46,349	$54,901	$76,078
Cash provided by operating activities	30,543	57,507	79,977	104,157	98,309
Cash used in investing activities	(26,028)	(293,073)	(121,542)	(99,681)	(213,522)
Cash provided by (used in) financing activities	(5,121)	270,437	52,479	(17,822)	118,317

(a)	excludes asset impairment and severance, non-cash stock compensation and litigation fees, each shown separately in this table.

	December 31,
	2006	2007	2008	2009 (as restated)	2010
	(in thousands)
Balance Sheet Data:
Net working capital	$(9,670)	$6,810	$25,675	$26,166	$20,416
Property and equipment, net	243,831	403,476	379,710	357,880	400,347
Total assets	336,561	601,437	643,418	647,901	787,678
Noncurrent liabilities	271,301	562,938	632,690	591,514	728,450
Total liabilities	319,188	636,387	699,875	675,612	803,537
Accumulated deficit	(566,992)	(610,910)	(623,035)	(622,135)	(626,723)
Total stockholders’ equity (deficit)	17,373	(34,950)	(56,457)	(28,711)	(15,859)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2008, 2009 and 2010.

	Year Ended December 31,
	2008	2009 (as restated)	2010 (as restated)
Operating revenues:
Video	42%	43%	45%
Voice	33	31	28
Data	23	23	23
Other	2	3	4

Total operating revenues	100	100	100
Operating expenses:
Direct costs	30	31	32
Selling, general and administrative expenses	38	37	36
Depreciation and amortization	23	21	19

Total operating expenses	91	89	87

Operating income	9	11	13

Other expense:
Interest income	0	0	0
Interest expense	(12)	(10)	(9)
Debt modification expense	0	(1)	0
Loss on early extinguishment of debt	0		(4)
(Loss) gain on interest rate cap agreement	0	0	(1)
Other income (expense), net	0	0	0

Total other expense	(12)	(11)	(14)

Loss before income taxes, discontinued operations and preferred stock dividends	(3)	0	(1)

Income tax benefit (provision)	0	0	0
Income from discontinued operations	0	0	0
Preferred stock dividend	0	0	0

Net loss attributable to common stockholders	(3)%	0%	(1)%

Quarterly Comparison

The following table presents certain unaudited consolidated statements of operations and other operating data for our eight most recent quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this annual report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements as amended and restated with this Amended 10-K and the related notes including note 13 relating to the restatement of the consolidated financial statements included elsewhere in this annual report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future periods or any year as a whole.

	Quarters ended
	Mar. 31, 2009 (as restated)	June 30, 2009 (as restated)	Sept. 30, 2009 (as restated)	Dec. 31, 2009 (as restated)	Mar. 31, 2010 (as restated)	June 30, 2010 (as restated)	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share and operating data)

Revenues (3)	$104,683	$107,931	$105,802	$107,149	$110,118	$112,987	$112,877	$123,564
Direct costs (4)	32,679	34,086	31,896	34,210	36,116	36,383	36,710	38,898
Income/(Loss) from continuing operations (3) (4) (5)	1,251	1,382	(2,683)	950	(959)	3,476	5,932	(13,038)
Net income (loss) (3) (4) (5)	1,251	1,382	(2,683)	950	(959)	3,476	5,932	(13,038)

Basic net income (loss) per share	$.04	$.04	$(.07)	$.03	$(.03)	$.09	$.16	$(.36)

Homes passed	1,152,841	1,145,882	1,148,763	1,152,035	1,154,005	1,181,571	1,192,229	1,265,386

Marketable homes passed	923,533	927,576	930,402	932,834	934,236	962,321	972,038	1,045,355

Video connections (1)	235,332	231,050	231,186	234,008	235,668	231,925	231,355	255,391
Video penetration (2)	25.5%	24.9%	24.8%	25.1%	25.2%	24.1%	23.8%	24.4%

Digital video connections	108,735	107,110	109,511	113,128	119,973	123,100	127,917	131,776
Digital penetration of video connections	46.2%	46.4%	47.4%	48.3%	50.9%	53.1%	55.3%	51.6%

Voice connections	250,795	247,711	247,457	251,047	253,364	253,543	254,435	268,315
Voice penetration (2)	27.2%	26.7%	26.6%	26.9%	27.1%	26.3%	26.2%	25.7%

Data connections	202,034	200,584	203,277	208,816	214,631	213,249	214,686	242,655
Data penetration (2)	21.9%	21.6%	21.8%	22.4%	23.0%	22.2%	22.1%	23.2%

Total connections (3)	688,161	679,345	681,920	693,871	703,663	698,717	700,476	766,361

Average monthly revenue per connection	$51.00	$52.64	$51.96	$51.94	$52.84	$53.73	$53.76	$54.43

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.
(3)	Connections of 70,524 along with revenues of $10.5 million and net income of $1.7 million were acquired in the Sunflower acquisition
(4)	The period ended Dec. 31, 2010 contains $2.3 million reduction for change in estimate of capitalized installation costs
(5)	The period ended Dec. 31, 2010 contains $19.8 million of debt extinguishment expense

On October 25, 2011, the Board of Directors of the Company, upon the recommendation the audit committee, and management of the Company, concluded that its audited financial statements included in the Company’s Original Form 10-K for the year ended December 31, 2010 and its unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 cannot be relied upon due to an error relating to recording interest rate swaps. The restatement is for errors related to the misinterpretation of the valuation information of our interest rate swaps, specifically the inclusion of accrued interest in the third party valuation while separating accruing interest payable. The error resulted in recording other income in the amount of $4,307,000 in 2010. The correction of this error removes the amount from 2010 other income and records the amount as other income in 2009, the year the liability was initially recognized on the income statement. The impact of this correction of the error on the Company’s December 31, 2009 and 2010 quarterly comparison table is set forth below:

Quarters ended

(unaudited)

(in thousands, except per share data)

	As previously reported	Adjustments	As restated

March 31, 2009
Income/(Loss) from continuing operations (3) (4) (5)	$(2,273)	$3,524	$1,251
Net income (loss) (3) (4) (5)	(2,273)	3,524	1,251
Basic net income (loss) per share	$(0.06)	$0.10	$0.04

June 30, 2009
Income/(Loss) from continuing operations (3) (4) (5)	$1,334	$48	$1,382
Net income (loss) (3) (4) (5)	1,334	48	1,382
Basic net income (loss) per share	$0.04	$—	$0.04

Sept. 30, 2009
Income/(Loss) from continuing operations (3) (4) (5)	$(3,334)	$651	$(2,683)
Net income (loss) (3) (4) (5)	(3,334)	651	(2,683)
Basic net income (loss) per share	$(0.09)	$0.02	$(0.07)

Dec. 31, 2009
Income/(Loss) from continuing operations (3) (4) (5)	$866	$84	$950
Net income (loss) (3) (4) (5)	866	84	950
Basic net income (loss) per share	$0.03	$—	$0.03

March 31, 2010
Income/(Loss) from continuing operations (3) (4) (5)	$(816)	$(143)	$(959)
Net income (loss) (3) (4) (5)	(816)	(143)	(959)
Basic net income (loss) per share	$(0.02)	$(0.01)	$(0.03)

June 30, 2010
Income/(Loss) from continuing operations (3) (4) (5)	$7,640	$(4,164)	$3,476
Net income (loss) (3) (4) (5)	7,640	(4,164)	3,476
Basic net income (loss) per share	$0.21	$(0.12)	$0.09

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

Loss on interest rate derivative instrument. Our loss on interest rate derivative instruments increased 153.3% from $1.9 million for the year ended December 31, 2009 (as restated) to $4.8 million for the same period of 2010 (as restated). As discussed in the Notes to the Financial Statements, the Company no longer qualifies to use hedge accounting for our interest rate swaps on our debt and we recorded $18.1 million in amortization of deferred loss associated with these derivative instruments for the year ended December 31, 2009 (as restated) compared to $9.5 million for the same period in 2010 (as restated). A gain was recorded on the value of the interest rate swaps of $16.2 million for the year ended December 31, 2009 (as restated) compared to $4.6 million for the same period in 2010 (as restated), as a result of the decrease in the market value of the liability representing the derivative instruments.

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

Loss from continuing operations. We incurred income before discontinued operations of $900,000 for the year ended December 31, 2009 (as restated), compared to a loss of $4.6 million for the year ended December 31, 2010 (as restated).

Net income (loss) attributable to common stockholders. We had net income attributable to common stockholders of $900,000 for the year ended December 31, 2009 (as restated) compared to a loss of $4.6 million for the year ended December 31, 2010 (as restated). We expect to have net income as our business matures.

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

Loss on interest rate derivative instrument. Our loss on interest rate derivative instruments was $1.9 million for the year ended December 31, 2009 (as restated). As discussed in the Notes to the Financial Statements, the Company no longer qualifies to use hedge accounting for our interest rate swaps on our debt and we recorded $18.1 million in amortization of deferred loss associated with these derivative instruments for the year ended December 31, 2009 (as restated). A gain of $16.2 million was recorded on the value of the interest rate swaps for the year ended December 31, 2009 (as restated) as a result of the decrease in the market value of the liability representing the derivative instruments.

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

Loss from continuing operations. We incurred a loss before discontinued operations of $12.1 million for the year ended December 31, 2008, compared to income before discontinued operations of $900,000 for the year ended December 31, 2009 (as restated).

Net income (loss) attributable to common stockholders. We incurred a net loss attributable to common stockholders of $12.1 million for the year ended December 31, 2008 compared to a net income attributable to common stockholders of $900,000 for the year ended December 31, 2009 (as restated). We expect to have net income as our business matures.

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

Net cash provided by operating activities from continuing operations totaled $80.0 million, $104.2 million and $98.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income (loss) for non-cash transactions including:

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

In July 2005, we entered into an interest rate cap agreement with Credit Suisse First Boston International with a notional amount of $280 million to cap its adjustable LIBOR rate at 5%, mitigating interest rate risk on the first and second lien term loans. We paid $1.3 million for this cap agreement, which became effective July 29, 2005 and terminated July 29, 2008. We did not designate the cap agreement as an accounting hedge under the proper FASB guidance. Accordingly changes in fair value of the cap agreement were recorded through earnings as derivative gains/(losses). On April 18, 2007, we unwound our existing interest rate cap agreement for $0.7 million cash proceeds. “Gain (loss) on interest rate derivative instrument” was $(0.8) million, $0 and $16.2 million (as restated) for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Until the December 31, 2008 reset of the borrowing rate on the $59 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate derivative instruments” in the “Other income (expense)” section of the statement of operations as they are incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amount of $16.2 million for the year ended December 31, 2009 (as restated). All of the remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet was related to the interest rate swaps, and it was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amount of $18.1 million and $9.5 million for the years ended December 31, 2009 (as restated) and 2010 (as restated), respectively. As of December 31, 2010, there was no amount remaining in accumulated other comprehensive loss to be amortized.

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

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K/A for the year ended December 31, 2010. Our independent registered public accounting firm also audited, and reported on the effectiveness of our internal control over financial reporting. Management’s report is included below under the caption “Management’s Report on Internal Control over Financial Reporting” and the independent registered public accounting firm’s attestation report is included below under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The restatement and amendment of the Company’s Form 10-K for the year ended December 31, 2010 related to an error in the valuation of interest rate swaps which the company discovered during 2010. This error was fully disclosed in the notes to the financial statements in the Original Form 10-K for the year ended December 31, 2010. The controls associated with the recording of the value of the interest rate swaps were remediated and working properly at December 31, 2010. Subsequent review of the financial statements for the year ended December 31, 2010 led to management’s decision to restate the financial statements to include the correction of this error on the face of the financial statements.

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

Date: October 26, 2011

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011, except as to Notes 7 and 13 which are as of October 26, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 15, 2011, except as to Notes 7 and 13 which are as of October 26, 2011.

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

The remaining information required by this Item 10 will be contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC (the Proxy Statement) in the sections entitled “Information About Our Executive Officers, Directors and Nominees,” “Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K/A by this reference.

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

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Meetings and Committees of the Board” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K/A by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K/A by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the section entitled “Transactions with Related Persons” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K/A by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firms” of our 2011 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K/A by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ report are included in Item 8 of this Annual Report on Form 10-K/A.

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

(a)(3) The following exhibits are either provided with this Form 10-K/A or are incorporated herein by reference:

Exhibit No.	Exhibit Description

2.1	Share Purchase Agreement, dated November 2, 2007, by and among Graceba Total Communications, Inc., C. Christopher Dupree, Knology, Inc. and Knology of Alabama, Inc. (Incorporated herein by reference to Exhibit 2.2 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

2.2	Asset Purchase Agreement, dated as of August 3, 2010, by and between The World Company and Knology of Kansas, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 000-32647)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.3	Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology, Inc. Registration Statement on Form S-1 (File No. 333-89179)).

4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

Exhibit No.	Exhibit Description

10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8	Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

Exhibit No.	Exhibit Description

10.13	Ordinance No. 78-2007 (Montgomery, Alabama), dated November 5, 2007 (Incorporated herein by reference to Exhibit 10.13 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.14	Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.15	Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16	Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.17	Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18	Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19	Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20	Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21	Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.22 †	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23 †	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description

10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.28	Pole Attachment Agreement, dated April 12, 2007, between PrairieWave Black Hills, LLC and Black Hills Power, Inc. (Incorporated herein by reference to Exhibit 10.29 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.29	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.304	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.31	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.32 **	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.33	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.34 †	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.35 †	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.36 †	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.37	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.38	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc., ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.39	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc., ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

Exhibit No.	Exhibit Description

10.40 †	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.41	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.42	State of Florida Department of State Certificate of Franchise Authority issued to Knology, Inc. on January 9, 2008, as amended June 10, 2008. (Incorporated herein by reference to Exhibit 10.42 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.43	Tennessee Regulatory Authority Certificate of Franchise Authority issued to Knology, Inc. on December 15, 2008. (Incorporated herein by reference to Exhibit 10.43 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.44 †	Lease, dated December 15, 2008 by and between D. L. Jordan Company and Knology, Inc. (Incorporated herein by reference to Exhibit 10.44 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.45	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.46	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.47	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.48 ** ***	Form of Incentive Stock Option Award Certificate under Knology, Inc. 2008 Incentive Plan

10.49 ** ***	Form of Restricted Stock Award Certificate under Knology, Inc. 2008 Incentive Plan

10.50 **	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

10.51 **	Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knology Inc.’s Amended Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008 (File No. 000-32647)).

10.52	Amended and Restated Credit Agreement, dated as of March 14, 2007, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse, as Administrative Agent and Collateral Agent and Jefferies & Company, Inc., as Syndication Agent, Royal Bank of Canada and CIT Lending Services Corporation, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-32647)).

Exhibit No.	Exhibit Description

10.53	Amended and Restated Pledge and Security Agreement, dated as of April 3, 2007, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.4 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

10.54	Amended and Restated Trademark Security Agreement, dated as of April 3, 2007, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Black Hills FiberCom, LLC and PrairieWave Communications, Inc., each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.5 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-32647)).

10.55	Amended and Restated Guaranty, dated as of April 3, 2007, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation (Incorporated herein by reference to Exhibit 10.6 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.56	Revolving Note, dated as of April 3, 2007, in favor of Royal Bank of Canada (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.57	Revolving Note, dated as of April 3, 2007, in favor of CoBank, ACB (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 000-32647)).

10.58	First Amendment to Amended and Restated Credit Agreement dated as of March 14, 2007 by and among Knology, Inc., each Guarantor party thereto, each of the Incremental Term loan lenders party thereto and Credit Suisse, acting through one or more of its branches as Administrative Agent, such Second Amendment dated as of January 4, 2008 (Incorporated by reference to Exhibit 10.66 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.59	Amendment No. 2, dated as of September 28, 2009, to the Amended and Restated Credit Agreement dated as of March 14, 2007 as amended on January 4, 2008, by and among Knology, Inc., as borrower, certain subsidiaries of Knology party thereto, as guarantors, the lenders named therein, the syndication and documentation co-agents named therein and Credit Suisse, acting through one or more of its branches, as administrative agent (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 000-32647)).

10.60 ***	Credit Agreement, dated as of October 15, 2010, among Knology, Inc., as Borrower and the Lenders and Issuers Party thereto and Credit Suisse AG, as Administrative Agent, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent and SunTrust Robinson Humphrey, Inc., as Syndication Agent for the Term A Loan Facility, CoBank, ACB, as Syndication Agent for the Term B Loan Facility, Bank of America, N.A., RBC Capital Markets and Raymond James Bank, FSB, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Deutsche Bank Securities Inc., as Joint Bookrunner

10.61 ***	Pledge and Security Agreement, dated as of October 15, 2010, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent

Exhibit No.	Exhibit Description

10.62 ***	Trademark Security Agreement, dated as of October 15, 2010, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Knology of Kansas, Inc., BlackHills FiberCom, LLC, each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.63 ***	Guaranty, dated as of October 15, 2010, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation

21.1 ***	Subsidiaries of Knology, Inc.

23.1 ***	Consent of BDO USA, LLP.

31.1 ***	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2 ***	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1 ***	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2 ***	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

†	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
**	Compensatory plan or arrangement.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/S/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman of the Board and Chief Executive Officer
October 26, 2011
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RODGER L. JOHNSON	Chairman of the Board and Chief Executive Officer (Principal executive officer)	October 26, 2011
Rodger L. Johnson

/S/ ROBERT K. MILLS Robert K. Mills	Chief Financial Officer (Principal financial officer and principal accounting officer)	October 26, 2011

/S/ ALAN A. BURGESS Alan A. Burgess	Director	October 26, 2011

/S/ DONALD W. BURTON	Director	October 26, 2011
Donald W. Burton

/S/ EUGENE I. DAVIS	Director	October 26, 2011
Eugene I. Davis

/S/ O. GENE GABBARD	Director	October 26, 2011
O. Gene Gabbard

/S/ CAMPBELL B. LANIER, III	Director	October 26, 2011
Campbell B. Lanier, III

/S/ WILLIAM H. SCOTT III	Director	October 26, 2011
William H. Scott III

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

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2011, except as

to Notes 7 and 13 which are as

of October 26, 2011.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2009 (as restated)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,016	$47,120
Restricted cash	725	1,401
Certificates of deposit	35,050	6,105
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,439 as of December 31, 2009 and 2010, respectively	32,668	37,504
Prepaid expenses and other	2,986	3,373

Total current assets	115,445	95,503
PROPERTY, PLANT AND EQUIPMENT, NET:
System and installation equipment	886,018	982,715
Test and office equipment	68,426	73,215
Automobiles and trucks	7,549	7,089
Production equipment	781	864
Land	6,267	6,567
Buildings	37,740	40,461
Construction and premise inventory	9,454	13,484
Leasehold improvements	2,457	3,553

	1,018,692	1,127,948
Less accumulated depreciation and amortization	(660,812)	(727,601)

Property, plant, and equipment, net	357,880	400,347

OTHER LONG-TERM ASSETS:
Goodwill	149,741	253,933
Customer base, net	8,661	19,250
Deferred debt issuance and debt modification costs, net	7,544	8,167
Investments	3,683	4,011
Other intangibles and other assets, net	3,947	6,467

Total assets	$646,901	$787,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long term debt	$9,841	$9,561
Accounts payable	25,768	28,217
Accrued liabilities	22,349	20,360
Unearned revenue	14,795	16,949
Interest rate swaps	11,345	0

Total current liabilities	84,098	75,087
NONCURRENT LIABILITIES:
Long term debt, net of current portion	591,514	721,751
Interest rate swaps	0	6,699

Total noncurrent liabilities	591,514	728,450

Total liabilities	675,612	803,537

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 2010, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 36,561,405 and 37,160,283 shares issued and outstanding at December 31, 2009 and 2010, respectively	366	372
Additional paid-in capital	602,508	610,492
Accumulated other comprehensive loss	(9,450)	0
Accumulated deficit	(622,135)	(626,723)

Total stockholders’ deficit	(28,711)	(15,859)

Total liabilities and stockholders’ deficit	$646,901	$787,678

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2008	2009 (as restated)	2010 (as restated)
OPERATING REVENUES:
Video	$171,439	$184,040	$206,840
Voice	137,411	131,127	127,913
Data	93,459	98,571	107,587
Other	7,921	11,827	17,206

Total operating revenues	410,230	425,565	459,546

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	123,663	132,870	148,108
Selling, general and administrative	156,364	154,925	161,819
Depreciation and amortization	95,375	90,702	87,594

Total operating expenses	375,402	378,497	397,521

OPERATING INCOME	34,828	47,068	62,025

OTHER INCOME (EXPENSE):
Interest income	746	656	322
Interest expense	(47,332)	(41,632)	(42,504)
Debt modification expense	0	(3,422)	0
Loss on debt extinguishment	0	0	(19,788)
Gain on interest rate swaps	0	16,225	4,646
Amortization of deferred loss on interest rate swaps	0	(18,120)	(9,450)
Other than temporary impairment of investments	0	(353)	0
Other income (expense), net	(367)	478	161

Total other expense	(46,953)	(46,168)	(66,613)

NET INCOME (LOSS)	$(12,125)	$900	$(4,588)

BASIC NET INCOME (LOSS) PER SHARE	$(0.34)	$0.03	$(0.12)

DILUTED NET INCOME (LOSS) PER SHARE	$(0.34)	$0.02	$(0.12)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,520,016	35,990,536	36,896,346

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,520,016	37,061,952	36,896,346

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS (as restated)	ACCUMULATED DEFICIT (as restated)	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT) (as restated)
	SHARES	AMOUNT
BALANCE, December 31, 2007	35,310,012	$353	$589,389	$(13,782)	$(610,910)	$(34,950)
Net loss					(12,125)	(12,125)
Change in fair value of interest rate swap				(13,788)		(14,840)
Exercise of stock options and stock awards	353,285	4	814			818
Non-cash stock compensation			4,640			4,640

BALANCE, December 31, 2008	35,663,297	$357	$594,843	$(27,570)	$(623,035)	$(56,457)
Net income					900	900
Amortization of deferred loss on interest rate swaps				18,120		18,120
Exercise of stock options and stock awards	898,108	9	1,467			1,476
Non-cash stock compensation			6,198			6,198

BALANCE, December 31, 2009	36,561,405	$366	$602,508	$(9,450)	$(622,135)	$(28,711)
Net loss					(4,588)	(4,588)
Amortization of deferred loss on interest rate swaps				9,450		9,450
Exercise of stock options and stock awards	598,878	6	1,575			1,581
Non-cash stock compensation			6,409			6,409

BALANCE, December 31, 2010	37,160,283	$372	$610,492	$0	$(626,723)	$(15,859)

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2008	2009 (as restated)	2010 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,125)	$900	$(4,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,375	90,702	87,594
Non-cash loss on debt extinguishment	0	0	5,251
Non-cash stock compensation	4,640	6,198	6,409
Non-cash bank loan interest expense	2,836	2,748	2,730
Non-cash gain on interest rate swaps	0	(16,225)	(4,646)
Non-cash amortization of deferred loss on interest rate swaps	0	18,120	9,450
Non-cash loss on investments	0	353	0
Provision for bad debt	5,326	5,774	6,917
Non-cash interest income	0	0	(41)
Loss (gain) on disposition of assets	392	(160)	(50)
Gain on sale of short term investments	0	0	(15)
Changes in operating assets and liabilities:
Accounts receivable	(7,170)	(5,754)	(9,591)
Prepaid expenses and other assets	(261)	(1,662)	948
Accounts payable	(2,541)	712	(641)
Accrued liabilities	(6,196)	1,944	(2,660)
Unearned revenue	(299)	506	1,244

Total adjustments	92,102	103,256	102,899

Net cash provided by operating activities	79,977	104,156	98,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,349)	(54,901)	(76,078)
Acquisition of businesses, net of cash acquired	(75,145)	(7,500)	(164,795)
Maturities of certificates of deposit	0	0	35,050
Proceeds from sale of short term investments	0	0	23,975
Investment in certificates of deposit and other short term investments	0	(35,050)	(30,024)
Investment in Tower Cloud, Inc.	0	(1,500)	(328)
MDU signing bonuses and other intangible expenditures	(1,104)	(950)	(768)
Proceeds from sale of property	277	266	122
Change in restricted cash	779	(45)	(676)

Net cash used in investing activities	(121,542)	(99,680)	(213,522)

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2008	2009 (as restated)	2010 (as restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	59,000	0	720,000
Principal payments on debt and short-term borrowings	(7,134)	(17,467)	(594,662)
Expenditures related to issuance and modification of long term debt	(205)	(1,831)	(8,604)
Stock options exercised	818	1,476	1,581

Net cash provided by (used in) financing activities	52,479	(17,822)	118,315

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,914	(13,346)	3,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,448	57,362	44,016

CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,362	$44,016	$47,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$44,655	$39,532	$44,040

Non-cash financing activities: Debt acquired in capital lease transactions	$4,499	$7,140	$4,129

Detail of acquisition:
Accounts receivables, net	644	48	2,162
Prepaid expenses	75	4	595
Property, plant and equipment	18,631	4,399	46,832
Goodwill	47,980	3,123	104,192
Customer base	9,135	106	13,000
Intangible and other assets	0	0	3,175
Accounts payable	(583)	(180)	(3,090)
Accrued liabilities	(737)	0	(671)
Unearned revenue	0	0	(910)
Long term debt	0	0	(490)

Cash paid for acquisition, net of cash acquired of $459 in 2008, $0 for 2009 and $205 for 2010	$75,145	$7,500	$164,795

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that was related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $18,120 and $9,450 for the years ended December 31, 2009 (as restated) and 2010 (as restated), respectively. As of December 31, 2010, the entire remaining amount in accumulated other comprehensive loss relating to these interest rate swaps has been amortized.

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

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of all interest rate swaps in the amounts of $16,225 and $4,646 for the years ended December 31, 2009 (as restated) and 2010 (as restated), respectively.

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$6,699	$0	$6,699

Total liabilities	$0	$6,699	$0	$6,699

	December 31, 2009 (as restated)
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$11,345	$0	$11,345

Total liabilities	$0	$11,345	$0	$11,345

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Net loss per share

With regards to earnings per share, the Company follows the appropriate FASB accounting guidance, which requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,000,000 in 2008, 2009 and 2010), stock options (3,652,921, and 3,217,895 shares in 2008 and 2010, respectively, using the treasury stock method) and preferred stock (zero shares in 2008, 2009 and 2010) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants expire in December 2013, and each warrant is a right to buy one share of common stock at an exercise price of $9.00 per share.

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2008, 2009, and 2010:

	2008	2009 (as restated)	2010 (as restated)
Current
Federal	$0	$0	$0
State	0	0	0

Total Current	0	0	0

Deferred
Federal	12,137	(11,099)	(4,021)
State	1,071	(979)	478

Total Deferred	13,208	(12,078)	(3,543)
(Increase) decrease in valuation allowance	(13,208)	12,078	3,543

Income tax benefit (provision)	$0	$0	$0

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2009 and 2010 are as follows:

	2009 (as restated)	2010
Current deferred tax assets:
Inventory reserve	$29	$34
Allowance for doubtful accounts	444	536
Other	782	612
Valuation allowance	(1,255)	(1,182)

Total current deferred taxes	0	0
Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	84,897	83,719
Deferred revenues	218	242
Depreciation and amortization	(43,273)	(52,830)
Goodwill amortization	0	5,328
Investment marked to market	4,760	4,987
Compensation and benefits	1,308	1,258
Change in value of interest rate hedge	729	2,638
Other	479	306
Valuation allowance	(49,118)	(45,648)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

As of December 31, 2010, the Company has an interest rate swap that is not designated as a hedge for financial reporting purposes. Changes in the fair value of the interest rate swap are recorded as a gain or loss in the “Other income (expense)” section of the statement of operations as they are incurred. Pursuant to current income tax laws and regulations, the Company does not record the fair value of the derivative or recognize any charges to income. Therefore, the $6,699 loss on change in fair value recorded for financial purposes results in a $2,638 deferred tax asset at December 31, 2010 (as restated).

On October 26, 2011, the Board of Directors of the Company, serving in its role as the audit committee, after consultation with and upon recommendation from management of the Company, concluded that its audited financial statements included in the Company’s Original 10-K for the year ended December 31, 2010 and its unaudited financial statements included in the Company’s quarterly report on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 cannot be relied upon due to an error relating to recording interest rate swaps. The restatement is for errors related to the misinterpretation of the valuation information of our interest rate swaps, specifically the inclusion of accrued interest in the third party valuation while separating accruing interest payable. The error resulted in recording other income in the amount of $4,163 in 2010. The correction of this error removes the amount from 2010 other income and records the amount as other income in 2009, the year the liability was initially recognized on the income statement. See footnote 13 for further details of the error. The impact of this correction of the error on the Company’s December 31, 2009 and 2010 income taxes is set forth below:

Benefit (Provision) for Income Taxes For the year ended December 31, 2009

	As previously reported on Form 10-K	Adjustments	As restated

Deferred
Federal	$(9,577)	$(1,522)	$(11,099)
State	(845)	(134)	(979)

Total Deferred	(10,422)	(1,656)	(12,078)
(Increase) decrease in valuation allowance	$10,422	$1,656	$12,078

Benefit (Provision) for Income Taxes For the year ended December 31, 2010

	As previously reported on Form 10-K	Adjustments	As restated

Deferred
Federal	$(5,493)	$1,472	$(4,021)
State	294	184	478

Total Deferred	(5,199)	1,656	(3,543)
(Increase) decrease in valuation allowance	$5,199	$(1,656)	$3,543

Deferred Tax Assets and Liabilities as of December 31, 2009

	As previously reported on Form 10-K	Adjustments	As restated
Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	$84,897	$—	$84,897
Deferred revenues	218	—	218
Depreciation and amortization	(43,273)	—	(43,273)
Investment marked to market	4,760	—	4,760
Compensation and benefits	1,308	—	1,308
Change in value of interest rate hedge	2,385	(1,656)	729
Other	479	—	479
Valuation allowance	(50,774)	1,656	(49,118)

Total non-current deferred tax assets	—	—	—

Net deferred income taxes	$—	$—	$—

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

At December 31, 2009, the Company had available federal net operating loss carryforwards of approximately $225,000 that expire from 2010 to 2029. Of this $225,000 carryforward, $42,000 is related to the PrairieWave acquisition and expire from 2022 to 2027. Approximately $70,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $3,200 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $620,000. Unless utilized, the state net operating loss carryforwards expire from 2010 to 2026. For 2009, management has recorded a total valuation allowance of $50,373 against its deferred tax assets including the operating loss carryforwards.

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

13. Restatement of Form 10-K

As previously discussed in Note 2, starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that was related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments.

The interest rate swaps are valued by an independent third party. An error occurred, due to a misinterpretation of the valuation information and subsequent recording, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4,163 in the second quarter of 2010. Further, the Company would have recognized $3,524 less charge to expense from the change in derivative value during the first quarter of 2009 had the interest rate swaps been recorded correctly. The effect over all other quarters in 2009 was approximately $783. The correction had no impact on the statement of operations prior to January 1, 2009. The impact of this correction of the error on the affected line items of the Company’s December 31, 2009 and 2010 annual financial statement is set forth below:

Consolidated Balance Sheet as of December 31, 2009

	As Previously Reported on Form 10-K	Adjustments	As Restated

Interest rate swaps	$16,526	$(5,181)	$11,345

Total current liabilities	89,279	(5,181)	84,098

Total liabilities	680,793	(5,181)	675,612

Accumulated other comprehensive loss	(10,324)	874	(9,450)

Accumulated deficit	(626,442)	4,307	(622,135)

Total stockholders’ deficit	$(33,892)	$5,181	$(28,711)

Consolidated Statement of Operations for the Year Ended December 31, 2009

	As Previously Reported on Form 10-K	Adjustments	As Restated

Gain on interest rate swaps	$12,096	$4,129	$16,225

Amortization of deferred loss on interest rate swaps	(18,298)	178	(18,120)

Total other expense	(50,475)	4,307	(46,168)

Net Income (Loss)	$(3,407)	$4,307	$900

Basic Income (Loss) per Share	$(0.09)	$0.12	$0.03

Diluted Income (Loss) per Share	$(0.09)	$0.07	$(0.02)

Consolidated Statement of Operations for the Year Ended December 31, 2010

	As Previously Reported on Form 10-K	Adjustments	As Restated

Gain on interest rate swaps	$9,827	$(5,181)	$4,646

Amortization of deferred loss on interest rate swaps	(10,324)	874	(9,450)

Total other expense	(62,306)	(4,307)	(66,613)

Net Income (Loss)	$(281)	$(4,307)	$(4,588)

Basic Income (Loss) per Share	$(0.01)	$(0.11)	$(0.12)

Diluted Income (Loss) per Share	$(0.01)	$(0.11)	$(0.12)