Form 10-Q/A
period 2011-03-31
KNOLOGY INC
filed 2011-10-26
CIK 1096788

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

EXPLANATORY NOTE

Knology, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amended Form 10-Q”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2011 (the “Original Form 10-Q”). This Amended Form 10-Q is being filed to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2010 and 2011 as discussed in Note 13 to the accompanying restated financial statements.

On October 25, 2011, the Board of Directors of the Company, after consultation with and upon the recommendation of the Audit Committee and management of the Company, concluded that its audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010 and its unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 cannot be relied upon due to an error relating to its interest rate swaps. The errors related to the misinterpretation of the valuation information and subsequent recording of our interest rate swaps, specifically the inclusion of accrued interest in the third party valuation while separately accruing interest payable. The error resulted in recording other income in the amount of $4,307,000 in 2010. The correction of this error removes the amount from 2010 other income and records the amount as other income in 2009, the year the liability was initially recognized on the income statement.

This Amended Form 10-Q amends and restates Items 1, 2 and 3 of Part I and Item 6 of Part II of the Original Form 10-Q, and no other items in the Original Form 10-Q are amended hereby. Except to account for the amended and restated information described above, the foregoing items have not been updated to reflect events occurring after the filing date of the Original Form 10-Q. Accordingly, this Amended Form 10-Q should be read in conjunction with our filings made with the SEC on and after the filing of the Original Form 10-Q. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Concurrently with the filing of this Amended Form 10-Q, we are filing conforming amendments to Items 1, 2 and 3 of Part I and Item 6 of Part II of the Form 10-Q for the quarter ended June 30, 2011, originally filed on August 8, 2011 and Items 6, 7, 7A, and 9A of Part II and Item 15 of Part IV of the Form 10-K, originally filed on March 15, 2011.

Unless otherwise specifically identified as the “Original Form 10-Q”, “Amended Form 10-Q” or the “Form 10-Q/A”, any references to the Form 10-Q made throughout this document shall refer to the Form 10-Q filed with the SEC on May 10, 2011, as amended.

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

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2010 (as restated)	2011
OPERATING REVENUES:
Video	$49,081	$59,520
Voice	32,309	32,968
Data	25,669	30,864
Other	3,059	4,610

Total operating revenues	110,118	127,962

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	36,116	41,361
Selling, general and administrative	37,852	41,418
Depreciation and amortization	22,345	23,272

Total operating expenses	96,313	106,051

OPERATING INCOME	13,805	21,911

OTHER INCOME (EXPENSE):
Interest income	116	36
Interest expense	(11,488)	(10,573)
Debt modification expense	0	(181)
Gain on interest rate swaps	993	1,032
Amortization of deferred loss on interest rate swaps	(4,480)	0
Other income, net	95	7

Total other expense	(14,764)	(9,679)

NET INCOME (LOSS)	$(959)	$12,232

BASIC NET INCOME (LOSS) PER SHARE	$(0.03)	$0.33

DILUTED NET INCOME (LOSS) PER SHARE	$(0.03)	$0.31

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,647,361	37,243,788

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,647,361	38,919,920

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2010 (as restated)	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(959)	$12,232

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,345	23,272
Non-cash stock compensation	1,451	1,694
Non-cash bank loan interest expense	738	481
Non-cash gain on interest rate swaps	(993)	(1,031)
Non-cash amortization of deferred loss on interest rate swaps	4,480	0
Provision for bad debt	1,212	1,652
Gain on disposition of assets	(30)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	186
Prepaid expenses and other assets	(854)	(2,044)
Accounts payable	350	4,996
Accrued liabilities	630	(1,388)
Unearned revenue	1,175	288

Total adjustments	29,245	28,104

Net cash provided by operating activities	28,286	40,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,953)	(26,007)
Maturities of certificates of deposit	15,000	105
Investment in certificates of deposit and other short term investments	(14,973)	0
Investment in Tower Cloud, Inc.	0	(1,116)
MDU signing bonuses and other intangible expenditures	(342)	(234)
Proceeds from sale of property	33	14
Change in restricted cash	0	0

Net cash used in investing activities	(16,235)	(27,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	20,000
Principal payments on debt and short-term borrowings	(12,857)	(1,283)
Expenditures related to modification of long term debt	0	(4,905)
Stock options exercised	558	562

Net cash provided by (used in) financing activities	(12,299)	14,374

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(248)	27,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,016	47,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,768	$74,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$10,781	$11,005

Non-cash financing activities:
Debt acquired in capital lease transactions	$962	$0

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010. The Company operates as one operating segment.

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps is amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,480 and $0 for the three months ended March 31, 2010 (as restated) and 2011, respectively. As of March 31, 2011, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps has been amortized.

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

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $993 (as restated) and $1,032 for the three months ended March 31, 2010 and 2011, respectively.

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

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of the related FASB accounting guidance, which requires all stock compensation to employees, including employee stock option and restricted stock awards, to be recognized in the financial statements based on their fair values as the awards vest. The fair value of a stock award is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

13. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

The interest rate swaps are valued by an independent third party. An error occurred, due to a misinterpretation of the valuation information and subsequent recording, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4,163 in the second quarter of 2010. The impact of this correction of an error on the affected line items of the Company’s March 31, 2009 and 2010 quarterly financial statement is set forth below:

Consolidated Statement of Operations

for the Three Months Ended March 31, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated
Gain on interest rate swaps	$1,031	$(38)	$993
Amortization of deferred loss on interest rate swaps	(4,374)	(106)	(4,480)

Total other expense	(14,620)	(144)	(14,764)

Net Loss	$(815)	$(144)	$(959)

Basic Loss per Share	$(0.02)	$(0.01)	$(0.03)

Diluted Loss per Share	$(0.02)	$(0.01)	$(0.03)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report on Form 10-Q/A include “forward-looking” statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation,

•	that we will not retain or grow our customer base:

•	that we will fail to be competitive with existing and new competitors:

•	that we will not adequately respond to technological developments that impact our industry and markets:

•	that needed financing will not be available to us if and as needed:

•	that a significant change in the growth rate of the overall U.S. economy will occur such that there is a material impact on consumer and corporate spending:

•	that we will not be able to complete future acquisitions, that we may have difficulties integrating acquired businesses, or that the cost of such integration will be greater than we expect: and

•	that some other unforeseen difficulties occur, as well as those risks set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2010, and our other filings with the SEC.

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2011, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2010 and 2011.

	Three months ended March 31,
	2010 (as restated)	2011
Operating revenues:
Video	45%	46%
Voice	29	26
Data	23	24
Other	3	4

Total	100	100
Operating expenses:
Direct costs	33	32
Selling, general and administrative	34	33
Depreciation and amortization	20	18

Total	87	83

Operating income	13	17
Interest expense	(10)	(8)
Gain on interest rate swaps	1	1
Amortization of deferred loss on interest rate swaps	(4)	0

Total other expense	(13)	(7)

Net income (loss)	(1)	10

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

Interest expense. Interest expense decreased from $11.5 million for the three months ended March 31, 2010, to $10.6 million for the three months ended March 31, 2011. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. In addition, we recorded $4.5 million in amortization of deferred loss associated with interest rate swaps for the three months ended March 31, 2010 (as restated) compared to no amortization of deferred loss associated with interest rate swaps in 2011. A gain of $1.0 million was recorded on the value of the interest rate swaps for the three months ended March 31, 2010 (as restated) and 2011.

Net income (loss). We incurred a net loss of $959,000 for the three months ended March 31, 2010 (as restated) compared to net income of $12.2 million for the three months ended March 31, 2011. We expect net income to occur more frequently as our business matures.

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

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1.0 million for the three months ended March 31, 2010 (as restated) and 2011.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q/A are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

KNOLOGY, INC.

October 26, 2011	By:	/s/ Rodger L. Johnson
Rodger L. Johnson
Chairman and Chief Executive Officer

October 26, 2011	By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer