Form 10-Q/A
period 2011-06-30
KNOLOGY INC
filed 2011-10-26
CIK 1096788

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

EXPLANATORY NOTE

Knology, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amended Form 10-Q”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Original Form 10-Q”). This Amended Form 10-Q is being filed to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the quarters ended June 30, 2010 and 2011 as discussed in Note 15 to the accompanying restated financial statements.

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

Concurrently with the filing of this Amended Form 10-Q, we are filing conforming amendments to Items 1, 2, and 3 of Part I and Item 6 of Part II of the Form 10-Q for the quarter ended March 31, 2011, originally filed on May 10, 2011 and Items 6, 7, 7A, and 9A of Part II and Item 15 of Part IV of the Form 10-K, originally filed on March 15, 2011.

Unless otherwise specifically identified as the “Original Form 10-Q”, “Amended Form 10-Q” or the “Form 10-Q/A”, any references to the Form 10-Q made throughout this document shall refer to the Form 10-Q filed with the SEC on August 8, 2011, as amended.

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

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (as restated)	2011	2010 (as restated)	2011
OPERATING REVENUES:
Video	$50,583	$59,357	$99,663	$118,877
Voice	31,469	33,145	63,778	66,113
Data	26,046	31,738	51,716	62,602
Other	4,889	7,125	7,948	11,735

Total operating revenues	112,987	131,365	223,105	259,327

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	36,383	41,754	72,499	83,115
Selling, general and administrative	38,695	43,377	76,547	84,795
Depreciation and amortization	21,348	23,630	43,693	46,902

Total operating expenses	96,426	108,761	192,739	214,812

OPERATING INCOME	16,561	22,604	30,366	44,515

OTHER INCOME (EXPENSE):
Interest income	97	30	213	66
Interest expense	(11,292)	(9,243)	(22,780)	(19,816)
Debt modification expense	0	(44)	0	(225)
Gain on interest rate swaps	2,621	1,118	3,614	2,150
Amortization of deferred loss on interest rate swaps	(4,519)	0	(8,999)	0
Other income (loss), net	8	(296)	103	(289)

Total other expense	(13,085)	(8,435)	(27,849)	(18,114)

NET INCOME	$3,476	$14,169	$2,517	$26,401

BASIC NET INCOME PER SHARE	$0.09	$0.38	$0.07	$0.71

DILUTED NET INCOME PER SHARE	$0.09	$0.36	$0.06	$0.68

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,881,089	37,373,211	36,754,750	37,316,330

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,952,013	38,965,482	38,777,307	38,961,439

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2010 (as restated)	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,517	$26,401

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,693	46,902
Non-cash stock compensation	2,941	3,509
Non-cash bank loan interest expense	1,463	1,061
Non-cash gain on interest rate swaps	(3,614)	(2,150)
Non-cash amortization of deferred loss on interest rate swaps	8,999	0
Non-cash interest income	(16)	0
Provision for bad debt	2,457	3,365
Gain on disposition of property	(38)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(4,391)	(4,606)
Prepaid expenses and other assets	(1,028)	(952)
Accounts payable	3,296	2,698
Accrued liabilities	621	2,302
Unearned revenue	(198)	(175)

Total adjustments	54,185	51,949

Net cash provided by operating activities	56,702	78,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,628)	(50,209)
Acquisition of businesses, net of cash acquired	0	(29,622)
Maturities of certificates of deposit	15,000	115
Investment in certificates of deposit and other short term investments	(24,040)	(750)
Investment in Tower Cloud, Inc.	0	(7,883)
MDU signing bonuses and other intangible expenditures	(473)	(290)
Proceeds from sale of property	75	39
Change in restricted cash	(676)	0

Net cash used in investing activities	(44,742)	(88,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	20,000
Principal payments on debt and short-term borrowings	(15,415)	(3,938)
Expenditures related to modification of long term debt	0	(4,870)
Stock options exercised	700	1,504

Net cash provided by (used in) financing activities	(14,715)	12,696

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,755)	2,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,016	47,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,261	$49,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$21,923	$16,065

Non-cash financing activities:
Debt acquired in capital lease transactions	$1,271	$2,976

Detail of acquisition:
Accounts receivable	0	602
Prepaid expenses	0	125
Property, plant and equipment	0	12,833
Goodwill	0	15,483
Customer base	0	2,100
Accounts payable	0	(666)
Accrued liabilities	0	(301)
Unearned Revenue	0	(554)

Cash paid for acquisition, net of cash acquired of $2	$0	$29,622

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they were incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $4,519 and $8,999 for the three and six months ended June 30, 2010 (as restated). The Company recorded $0 of amortization expense related to the deferred loss on interest rate swaps for the three and six months ended June 30, 2011. As of June 30, 2011, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps had been amortized.

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

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $2,621 and $3,614 for the three and six months ended June 30, 2010 (as restated). The Company also recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1,118 and $2,150 for the three and six months ended June 30, 2011.

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

Long-term debt at December 31, 2010 and June 30, 2011 consisted of the following:

	December 31,	December 31,
	December 31, 2010	June 30, 2011
Term Loan A, at a rate of LIBOR plus a margin ranging from 2.5% to 3.25% (3.19% total rate at June 30, 2011), with annual principal amortization as noted above, principal payable quarterly with final principal and any unpaid interest due February 18, 2016	$175,000	$195,000

Term Loan B, at a rate of LIBOR plus 3%, with a LIBOR floor of 1% (4% total rate at June 30, 2011), with $5,450 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due August 18, 2017	545,000	543,638

Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	11,312	11,712

	731,312	750,350

Less current portion of long-term debt	9,561	12,372

Total long-term debt, net of current portion	$721,751	$737,978

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

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets/Liabilities,	Assets/Liabilities,	Assets/Liabilities,	Assets/Liabilities,
	June 30, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$15,262	$0	$15,262

Total Liabilities	$0	$15,262	$0	$15,262

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

15. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

The interest rate swaps are valued by an independent third party. An error occurred, due to a misinterpretation of the valuation information and subsequent recording, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a credit to other income in the amount of $4,163 in the second quarter of 2010. The impact of this correction of an error on the affected line items of the Company’s June 30, 2009 and 2010 quarterly financial statement is set forth below:

Consolidated Statement of Operations

for the Three Months Ended June 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated
Gain on interest rate swaps	$7,764	$(5,143)	$2,621
Amortization of deferred loss on interest rate swaps	(5,499)	980	(4,519)

Total other expense	(8,922)	(4,163)	(13,085)

Net Income (Loss)	$7,639	$(4,163)	$3,476

Basic Income (Loss) per Share	$0.21	$(0.12)	$0.09

Duluted Income (Loss) per Share	$0.20	$(0.11)	$0.09

Consolidated Statement of Operations

for the Six Months Ended June 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated
Gain on interest rate swaps	$8,795	$(5,181)	$3,614
Amortization of deferred loss on interest rate swaps	(9,873)	874	(8,999)
Total other expense	(23,542)	(4,307)	(27,849)

Net Income (Loss)	$6,824	$(4,307)	$2,517

Basic Income (Loss) per Share	$0.19	$(0.12)	$0.07

Duluted Income (Loss) per Share	$0.18	$(0.12)	$0.06

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2010 and 2011.

	2010(as restated)	2010(as restated)
	Three months ended June 30,
	2010 (as restated)	2011
Operating revenues:
Video	45%	45%
Voice	28	25
Data	23	24
Other	4	6

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	34	33
Depreciation and amortization	19	18

Total	85	83

Operating income	15	17

Other income (expense)
Interest income	0	0
Interest expense	(10)	(7)
Gain on interest rate swaps	2	1
Amortization of deferred loss on interest rate swaps	(4)	0
Other income, net	0	0

Total other expense	(12)	(6)

Income from continuing operations	3	11

Net income	3	11

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

Interest expense. Interest expense decreased from $11.3 million for the three months ended June 30, 2010, to $9.2 million for the three months ended June 30, 2011. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. In addition, we recorded $4.5 million in amortization of deferred loss associated with our derivative instruments for the three months ended June 30, 2010 (as restated) compared to no amortization of deferred loss associated with interest rate swaps for the same period in 2011. A gain of $2.6 million and $1.1 million was recorded on the value of the interest rate swaps for the three months ended June 30, 2010 (as restated) and 2011, respectively.

Income taxes. No income tax expense was recorded for all periods presented. The Company continues to have NOL’s available to offset any taxable income recorded by the Company. The deferred tax asset created by these NOL’s is currently offset by a valuation allowance.

Net income. We generated net income of $3.5 million and $14.2 million for the three months ended June 30, 2010 (as restated), and 2011, respectively.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2010 and 2011.

	2010 (as restated)	2010 (as restated)
	Six months ended June 30,
	2010 (as restated)	2011
Operating revenues:
Video	45%	46%
Voice	29	26
Data	23	24
Other	3	4

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	34	33
Depreciation and amortization	20	18

Total	86	83

Operating income	14	17

Other income (expense)
Interest income	0	0
Interest expense	(10)	(8)
Gain on interest rate swaps	1	1
Amortization of deferred loss on interest rate swaps	(4)	0
Other income, net	0	0

Total other expense	(13)	(7)

Income (loss) from continuing operations	(1)	10

Net income (loss)	(1)	10

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

Interest expense. Interest expense decreased from $22.8 million for the six months ended June 30, 2010, to $19.8 million for the six months ended June 30, 2011. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. In addition, we recorded $9.0 million in amortization of deferred loss associated with the derivative instruments for the six months ended June 30, 2010 (as restated) compared to no amortization of deferred loss associated with interest rate swaps for the same period in 2011. A gain of $3.6 million and $2.2 million was recorded on the value of the interest rate swaps for the six months ended June 30, 2010 (as restated) and 2011, respectively.

Income taxes. No income tax expense was recorded for all periods presented. The Company continues to have NOL’s available to offset any taxable income recorded by the Company. The deferred tax asset created by these NOL’s is currently offset by a valuation allowance.

Net income (loss). We generated net income of $2.5 million and $26.4 million for the six months ended June 30, 2010 (as restated) and 2011, respectively.

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

The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1.1 million and $2.2 million for the three and six months ended June 30, 2011, compared to $2.6 million and $3.6 million for the three and six months ended June 30, 2010 (as restated).

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