Form 10-Q
period 2011-09-30
KNOLOGY INC
filed 2011-11-09
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 31, 2011, Knology, Inc. had 37,720,990 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2010	September 30, 2011 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,120	$65,031
Restricted cash	1,401	2,164
Certificates of deposit	6,105	1,220
Accounts receivable, net of allowance for doubtful accounts of $1,439 and $1,657 as of December 31, 2010 and September 30, 2011, respectively	37,504	38,616
Prepaid expenses and other	3,373	4,723

Total current assets	95,503	111,754
PROPERTY, PLANT AND EQUIPMENT, NET	400,347	420,294
GOODWILL	253,933	267,732
CUSTOMER BASE, NET	19,250	18,097
DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	8,167	11,403
INVESTMENTS	4,011	11,894
OTHER INTANGIBLES AND OTHER ASSETS, NET	6,467	5,447

Total assets	$787,678	$846,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$9,561	$14,257
Accounts payable	28,217	28,577
Accrued liabilities	20,360	22,617
Unearned revenue	16,949	17,401
Interest rate swap (nonhedge instrument)	0	2,802

Total current liabilities	75,087	85,654
NONCURRENT LIABILITIES:
Long term debt, net of current portion	721,751	733,140
Interest rate swaps (hedge instruments)	6,699	20,348

Total noncurrent liabilities	728,450	753,488

Total liabilities	803,537	839,142

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 37,160,283 and 37,705,386 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	372	377
Additional paid-in capital	610,492	617,446
Accumulated other comprehensive loss	0	(20,348)
Accumulated deficit	(626,723)	(589,996)

Total stockholders’ equity (deficit)	(15,859)	7,479

Total liabilities and stockholders’ equity	$787,678	$846,621

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010 (as restated)	2011
OPERATING REVENUES:
Video	$50,510	$58,591	$150,173	$177,468
Voice	31,797	34,562	95,575	100,675
Data	26,195	32,853	77,911	95,455
Other	4,375	3,961	12,323	15,696

Total operating revenues	112,877	129,967	335,982	389,294

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	36,710	41,233	109,210	124,348
Selling, general and administrative	40,063	45,477	116,609	130,272
Depreciation and amortization	20,832	24,715	64,525	71,618

Total operating expenses	97,605	111,425	290,344	326,238

OPERATING INCOME	15,272	18,542	45,638	63,056

OTHER INCOME (EXPENSE):
Interest income	74	1	288	67
Interest expense	(8,349)	(9,606)	(31,129)	(29,422)
Debt modification expense	0	0	0	(225)
Gain (loss) on interest rate swaps	(651)	1,748	2,963	3,898
Amortization of deferred loss on interest rate swaps	(451)	0	(9,450)	0
Other income (loss), net	37	(28)	139	(317)

Total other expense	(9,340)	(7,885)	(37,189)	(25,999)

INCOME FROM CONTINUING OPERATIONS	$5,932	$10,657	$8,449	$37,057
LOSS FROM DISCONTINUED OPERATIONS	0	(330)	0	(330)

NET INCOME	$5,932	$10,327	$8,449	$36,727

INCOME FROM CONTINUING OPERATIONS PER SHARE	$0.16	$0.28	$0.23	$0.99
LOSS FROM DISCONTINUED OPERATIONS PER SHARE	0.00	(0.01)	0.00	(0.01)

BASIC NET INCOME PER SHARE	$0.16	$0.27	$0.23	$0.98

DILUTED NET INCOME PER SHARE	$0.15	$0.26	$0.22	$0.94

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,031,429	37,670,708	36,811,646	37,411,427

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,128,436	39,176,974	38,856,821	38,994,227

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2010 (as restated)	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,449	$36,727
Loss on discontinued operations	0	330

Income from continuing operations	8,449	37,057
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,525	71,618
Non-cash stock compensation	4,441	5,070
Non-cash bank loan interest expense	2,176	1,634
Non-cash gain on interest rate swaps	(2,963)	(3,898)
Non-cash amortization of deferred loss on interest rate swaps	9,450	0
Non-cash interest income	(40)	0
Provision for bad debt	4,683	5,663
Gain on sale of short term investments	(10)	0
Gain on disposition of property	(42)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(7,760)	(6,584)
Prepaid expenses and other assets	(676)	(949)
Accounts payable	6,908	(577)
Accrued liabilities	(2,610)	2,159
Unearned revenue	1,763	206

Total adjustments	79,845	74,669

Net cash provided by operating activities	88,294	111,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,486)	(80,544)
Acquisition of businesses, net of cash acquired	0	(29,622)
Sale of discontinued operations	0	10,749
Maturities of certificates of deposit	20,000	6,115
Proceeds from sale of short term investments	14,979	0
Investment in certificates of deposit and other short term investments	(30,023)	(1,230)
Investment in Tower Cloud, Inc.	(328)	(7,883)
MDU signing bonuses and other intangible expenditures	(596)	(558)
Proceeds from sale of property	106	72
Change in restricted cash	(676)	(763)

Net cash used in investing activities	(54,024)	(103,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	20,000
Principal payments on debt and short-term borrowings	(17,996)	(6,840)
Expenditures related to modification of long term debt	0	(4,870)
Stock options exercised	1,076	1,889

Net cash provided by (used in) financing activities	(16,920)	10,179

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,350	17,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,016	47,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,366	$65,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$32,373	$24,998

Non-cash financing activities:
Debt acquired in capital lease transactions	$3,253	$2,924

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010. The Company operates as one operating segment.

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

RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In September 2011, the FASB issued new accounting guidance simplifying how all entities test goodwill for impairment. The new guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations or financial position.

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

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. The Company has $1,401 and $2,164 at December 31, 2010 and September 30, 2011, respectively, of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually on January 1. There was no impairment identified as a result of the January 1, 2011 impairment test, nor has there been any event in the nine months ended September 30, 2011 that indicated a need for reassessment.

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they were incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $451 and $9,450 for the three and nine months ended September 30, 2010 (as restated). The Company recorded $0 of amortization expense related to the deferred loss on interest rate swaps for the three and nine months ended September 30, 2011. As of September 30, 2010, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps had been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $380,200 of the floating rate debt at 1.98% as of September 30, 2011.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
July 3, 2011	October 2, 2011	$380,200
October 3, 2011	January 2, 2012	$379,000
January 3, 2012	April 2, 2012	$362,800

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain (loss) on the change in the fair value of the interest rate swaps in the amounts of $(651) and $2,963 for the three and nine months ended September 30, 2010 (as restated). The Company also recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1,748 and $3,898 for the three and nine months ended September 30, 2011.

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

Unlike the other interest rate swaps, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of September 30, 2011.

8. DEBT

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

Long-term debt at December 31, 2010 and September 30, 2011 consisted of the following:

	December 31, 2010	September 30, 2011
Term Loan A, at a rate of LIBOR plus a margin ranging from 2.5% to 3.25% (3.22% total rate at September 30, 2011), with annual principal amortization as noted above, principal payable quarterly with final principal and any unpaid interest due February 18, 2016	$175,000	$195,000
Term Loan B, at a rate of LIBOR plus 3%, with a LIBOR floor of 1% (4% total rate at September 30, 2011), with $5,450 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due August 18, 2017	545,000	542,275
Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	11,312	10,122

	731,312	747,397
Less current portion of long-term debt	9,561	14,257

Total long-term debt, net of current portion	$721,751	$733,140

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

As of September 30, 2011, the Company was in compliance with its debt covenants.

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

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$23,150	$0	$23,150

Total Liabilities	$0	$23,150	$0	$23,150

The Company used a discounted cash flow analysis applied to the LIBOR forward yield curves to value the interest rate swaps on its balance sheet at September 30, 2011.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On September 30, 2011, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $717,000, compared to a carrying value of $737,275.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of September 30, 2011, which reduces the funds available under the $50,000 five-year senior secured revolving loan and letter of credit facility.

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

During the third quarter of 2011, the Company granted certain employees and directors options to purchase 19,110 shares of common stock with a market value of $261. These options vest equally over the next four years.

The Company recognized stock-based compensation of $1,500 and $4,441 for the three and nine months ended September 30, 2010, respectively, and $1,562 and $5,070 for the three and nine months ended September 30, 2011, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of September 30, 2011, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

In order to fund the $30,000 purchase price, the Company used $10,000 of cash on hand and $20,000 from the additional Term Loan A proceeds received in connection with the debt repricing transaction (see Note 8 – Debt). The financial position and results of operations for the new operations are included in the Company’s consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented as the acquisition was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed, was $29,622. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets, the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired, net of liabilities, as of June 15, 2011.

June 15, 2011
Assets acquired:
Accounts receivable	$693
Prepaid expenses	125
Property, plant and equipment	12,833
Goodwill	15,758
Customer base	2,100

Total assets acquired	31,509
Liabilities assumed:
Accounts payable	1,032
Accrued liabilities	301
Unearned Revenue	554

Total liabilities assumed	1,887

Purchase price, net of cash acquired of $2	$29,622

For the three and nine months ended September 30, 2011, it is impracticable for the Company to provide the financial results of the new acquisitions since they were absorbed by the operations of the Augusta and Dothan divisions. We do not record the revenues or expenses for the acquisitions separately from the divisions and no separate financial statements are produced.

14. DISPOSAL OF DISCONTINUED OPERATIONS

On July 22, 2011, the Company sold its recently acquired assets in Troy, Alabama for $10,750. The Company received cash proceeds of $10,750, of which $538 was placed in escrow, and will be paid out in July 2012, subject to any indemnification claims by the purchaser. After disposing of $11,684 in net assets, offset by $604 in net liabilities, the company recorded a loss of $330 on the disposal of the discontinued operations.

15. PRIOR RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

The interest rate swaps (see Note 7 - Derivative Financial Instruments) are valued by an independent third party. An error occurred due to a misinterpretation of the valuation information, specifically related to the inclusion of accrued interest in the third party valuation as well as separately accruing interest payable. The correction of the error in the valuation of the derivative resulted in a debit to other expense in the amount of $4,307 in the first and second quarters of 2010. The correction had no impact on the results of the third quarter of 2010. The impact of this correction of an error on the affected line items of the Company’s September 30, 2010 quarterly financial statement is set forth below:

Consolidated Statement of Operations

for the Nine Months Ended September 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated
Gain on interest rate swaps	$8,144	$(5,181)	$2,963
Amortization of deferred loss on interest rate swaps	(10,324)	874	(9,450)
Total other expense	(32,882)	(4,307)	(37,189)
Net Income (Loss)	$12,756	$(4,307)	$8,449
Basic Income (Loss) per Share	$0.35	$(0.12)	$0.23
Duluted Income (Loss) per Share	$0.33	$(0.11)	$0.22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2011, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Acquisition and Expansion

On October 15, 2010, we completed the acquisition of Sunflower, a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area for $165 million. In connection with the acquisition, Knology entered into a $770 million secured credit facility with proceeds used to partially fund the acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. Knology also used approximately $48 million of cash on hand to partially fund the transaction.

On June 15, 2011, the Company completed its acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama for approximately $30 million. The Company’s purchase of these assets is a strategic acquisition that fits well in its existing operations in Augusta, Georgia and Dothan, Alabama.

In order to fund the purchase price, the Company used $10 million of cash on hand and $20 million from the additional Term Loan A proceeds received in connection with the debt repricing transaction discussed below. The financial position and results of operations for the new operations are included in the Company’s presented consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented here as the acquisition was determined not to be material. The total purchase price for the assets acquired, net of liabilities assumed, was $29.6 million. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets, the goodwill is deductible for tax purposes.

In connection with the CoBridge acquisition discussed above, on February 18, 2011, we entered into a debt repricing transaction that reduced our annual interest expense under our secured credit facility by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds used to partially fund the acquisition, as noted above.

On July 22, 2011, the Company sold its recently acquired assets in Troy, Alabama for approximately $10.8 million.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases several methods of accounting for or recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 45.1% and 45.6% of our consolidated revenues for the three and nine months ended September 30, 2011, respectively, compared to 44.7% of our consolidated revenues for both the three and nine months ended September 30, 2010, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 26.6% and 25.9% of our consolidated revenues for the three and nine months ended September 30, 2011, respectively, compared to 28.2% and 28.4% for the three and nine months ended September 30, 2010, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 25.3% and 24.5% of our consolidated revenues for both the three and nine months ended September 30, 2011, respectively, compared to 23.2% for the three and nine months ended September 30, 2010.

•

Other revenues. Other revenues result principally from broadband carrier services and dark fiber sales. Other revenues accounted for approximately 3.0% and 4.0% of our consolidated revenues for the three and nine months ended September 30, 2011, respectively, compared to 3.9% and 3.7% of our consolidated revenues for the three and nine months ended September 30, 2010, respectively.

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

Costs and Expenses

Our operating expenses include direct costs of services, selling, general and administrative expenses, and depreciation and amortization.

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.5% and 51.4% for the three and nine months ended September 30, 2011, respectively, compared to 51.9% for both the three and nine months ended September 30, 2010. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on number of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time.

• Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 16.9% and 17.5% for the three and nine months ended September 30, 2011, respectively, compared to 17.9% and 18.3% for the three and nine months ended September 30, 2010, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport cost and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.1% and 6.4% for the three and nine months ended September 30, 2011, respectively, compared to 7.9% and 7.7% for the three and nine months ended September 30, 2010, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost, network access fees and costs of dark fiber sales. The direct cost of other services as a percentage of other revenue was approximately 32.6% and 34.4% for the three and nine months ended September 30, 2011, respectively, compared to 34.0% and 33.7% for the three and nine months ended September 30, 2010, respectively. The change is due mainly to the costs of dark fiber sales recorded during the time periods.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 1.0% for both the three and nine months ended September 30, 2011, compared to 1.1% for both the three and nine months ended September 30, 2010.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2010 and 2011.

	Three months ended September 30,
	2010	2011
Operating revenues:
Video	45%	45%
Voice	28	27
Data	23	25
Other	4	3

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	36	35
Depreciation and amortization	19	19

Total	87	86

Operating income	13	14
Interest income	0	0
Interest expense	(7)	(7)
Debt modification expense	0	0
Gain (Loss) on interest rate derivative instrument	(1)	1
Other income (expense), net	0	0

Total other expense	(8)	(6)

Income from continuing operations	5	8

Net income	5	8

Revenues. Operating revenues increased 15.1% from $112.9 million for the three months ended September 30, 2010, to $130.0 million for three months ended September 30, 2011. Operating revenues from video services increased 16.0% from $50.5 million for the three months ended September 30, 2010, to $58.6 million for the same period in 2011. Operating revenues from voice services increased 8.7% from $31.8 million for the three months ended September 30, 2010, to $34.6 million for the same period in 2011. Operating revenues from data services increased 25.4% from $26.2 million for the three months ended September 30, 2010, to $32.9 million for the same period in 2011. Operating revenues from other services decreased 9.5% from $4.4 million for the three months ended September 30, 2010, to $4.0 million for the same period in 2011.

The increased revenues are due primarily to an increase in the number of connections, from 700,476 as of September 30, 2010, to 793,583 as of September 30, 2011 and rate increases effective in the first quarter of 2011. The additional connections resulted primarily from:

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

The decrease in operating revenues from other services included $1.4 million of dark fiber sales recorded during the three months ended September 30, 2010, compared to $1.2 million for the same period of 2011. The company also experienced a decline in other broadband carrier services revenue for the period.

Direct Costs. Direct costs increased 12.3% from $36.7 million for the three months ended September 30, 2010, to $41.2 million for the three months ended September 30, 2011. Direct costs of video services increased 17.3% from $26.2 million for the three months ended September 30, 2010, to $30.7 million for the same period in 2011. Direct costs of voice services increased 2.5% from $5.7 million for the three months ended September 30, 2010, to $5.8 million for the same period in 2011. Direct costs of data services decreased 3.5% from $2.1 million for the three months ended September 30, 2010, to $2.0 million for the same period in 2011. Direct costs of other services decreased 13.1% from $1.5 million for the three months ended September 30, 2010, to $1.3 million for the same period in 2011. Pole attachment and other network rental expenses increased 9.2% from $1.2 million for the three months ended September 30, 2010, to $1.4 million for the same period in 2011. We expect our cost of services to increase in amount as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 13.5% from $40.1 million for the three months ended September 30, 2010, to $45.5 million for the three months ended September 30, 2011. The increase in our operating costs, included in selling, general and administrative expenses was affected by the Sunflower acquisition and is consistent with our growth in connections and customers since the third quarter of 2010, and consists mainly of increases in employee-related expenses, taxes and licenses, fuel costs, repair and maintenance costs and professional services. Our non-cash stock compensation expense, included in selling, general and administrative expenses, increased from $1.5 million for the three months ended September 30, 2010, to $1.6 million for the three months ended September 30, 2011 as a result of the issuance of additional stock awards.

Depreciation and amortization. Our depreciation and amortization increased from $20.8 million for the three months ended September 30, 2010, to $24.7 million for the three months ended September 30, 2011, primarily due to the Sunflower acquisition in the fourth quarter of 2010 and the Company’s increased buildout of its network to add additional homes passed

Interest expense. Interest expense increased from $8.3 million for the three months ended September 30, 2010, to $9.6 million for the three months ended September 30, 2011. The increase in interest expense is primarily a result of the increase in interest rates on our term loans. In addition, we recorded $451,000 in amortization of deferred loss associated with our derivative instruments for the three months ended September 30, 2010. A loss of $651,000 and a gain of $1.7 million were recorded on the value of the interest rate swaps for the three months ended September 30, 2010 and 2011, respectively.

Income taxes. No income tax expense was recorded for all periods presented. The Company continues to have net operating losses, or NOLs, available to offset any taxable income recorded by the Company. The deferred tax asset created by these NOLs is currently offset by a valuation allowance.

Net income. We earned net income of $5.9 million and $10.3 million for the three months ended September 30, 2010 and 2011, respectively.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2010 and 2011.

	Nine months ended September 30,
	2010	2011
Operating revenues:
Video	45%	46%
Voice	28	26
Data	23	24
Other	4	4

Total	100	100
Operating expenses:
Direct costs	32	32
Selling, general and administrative	35	34
Depreciation and amortization	19	18

Total	86	84

Operating income	14	16
Interest income	0	0
Interest expense	(9)	(8)
Debt modification expense	0	0
Loss on interest rate derivative instrument	(2)	1
Other income (expenses), net	0	0

Total other expense	(11)	(7)

Income from continuing operations	3	9

Net income	3	9

Revenues. Operating revenues increased 15.9% from $336.0 million for the nine months ended September 30, 2010, to $389.3 million for the nine months ended September 30, 2011. Operating revenues from video services increased 18.2% from $150.2 million for the nine months ended September 30, 2010, to $177.5 million for the same period in 2011. Operating revenues from voice services increased 5.3% from $95.6 million for the nine months ended September 30, 2010, to $100.7 million for the same period in 2011. Operating revenues from data services increased 22.5% from $77.9 million for the nine months ended September 30, 2010, to $95.5 million for the same period in 2011. Operating revenues from other services increased 27.4% from $12.3 million for the nine months ended September 30, 2010, to $15.7 million for the same period in 2011.

The increased revenues are due primarily to an increase in the number of connections, from 700,476 as of September 30, 2010, to 793,583 as of September 30, 2011 and rate increases effective in the first quarter of 2011. The additional connections resulted primarily from:

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

The increase in operating revenues from other services included $3.4 million of fiber sales recorded during the nine months ended September 30, 2010, compared to $6.9 million for the same period of 2011.

Direct Costs. Direct costs increased 13.9% from $109.2 million for the nine months ended September 30, 2010, to $124.3 million for the nine months ended September 30, 2011. Direct costs of video services increased 16.9% from $77.9 million for the nine months ended September 30, 2010, to $91.1 million for the same period in 2011. Direct costs of voice services increased 1.1% from $17.5 million for the nine months ended September 30, 2010, to $17.7 million for the same period in 2011. Direct costs of data services increased 1.7% from $6.0 million for the nine months ended September 30, 2010, to $6.1 million for the same period in 2011. Direct costs of other services increased 30.2% from $4.2 million for the nine months ended September 30, 2010, to $5.4 million for the same period in 2011. Pole attachment and other network rental expenses increased 10.4% from $3.7 million for the nine months ended September 30, 2010, to $4.1 million for the same period in 2011. We expect our cost of services to increase in amount as we add more connections. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing over the years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers.

Selling, general and administrative. Our selling, general and administrative expenses increased 11.7% from $116.6 million for both the nine months ended September 30, 2010 to $130.3 million for the same period in 2011. The increase in our operating costs, included in selling, general and administrative expenses was affected by the Sunflower acquisition and is consistent with our growth in connections and customers since the third quarter of 2010, and consists mainly of increases in employee-related expenses, rents, bad debt expense, taxes and licenses, fuel costs, repair and maintenance costs and professional services for the nine months ended September 30, 2011. Our non-cash stock compensation expense, included in selling, general and administrative, increased from $4.4 million for the nine months ended September 30, 2010, to $5.1 million for the nine months ended September 30, 2011 as a result of the issuance of additional stock awards.

Depreciation and amortization. Our depreciation and amortization increased from $64.5 million for the nine months ended September 30, 2010, to $71.6 million for the nine months ended September 30, 2011, primarily due to the Sunflower acquisition in the fourth quarter of 2010 and the Company’s increased buildout of its network to add additional homes passed.

Interest expense. Interest expense decreased from $31.1 million for the nine months ended September 30, 2010, to $29.4 million for the nine months ended September 30, 2011. The decrease in interest expense is primarily a result of the decrease in interest on our existing hedges. In addition, we recorded $9.5 million in amortization of deferred loss associated with our derivative instruments for the nine months ended September 30, 2010 (as restated). A gain of $3.0 million and $3.9 million was recorded on the value of the interest rate swaps for the nine months ended September 30, 2010 (as restated) and 2011, respectively.

Income taxes. No income tax expense was recorded for all periods presented. The Company continues to have NOLs available to offset any taxable income recorded by the Company. The deferred tax asset created by these NOLs is currently offset by a valuation allowance.

Net income. We earned net income of $8.4 million and $36.7 million for the nine months ended September 30, 2010 (as restated) and 2011, respectively.

Liquidity and Capital Resources

Overview.

As of September 30, 2011, we had approximately $68.4 million of cash, cash equivalents and restricted cash, certificates of deposit and U.S. Treasury Bills on our balance sheet. Our net working capital on September 30, 2011 and December 31, 2010 was $26.1 million and $20.4 million, respectively.

On October 15, 2010, the Company entered into a new credit agreement that provided for a $770.0 million secured credit facility with proceeds used to partially fund the $165.0 million Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The new credit agreement includes a $50.0 million revolving credit facility, a $175.0 million Term Loan A and a $545.0 million Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8.75 million, $8.75 million, $17.5 million and $26.25 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity. On November 25, 2009, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixed $380.2 million of the floating rate debt at 1.98% as of September 30, 2011. This interest rate instrument was not designated as a hedge and therefore did not utilize hedge accounting. Changes in the fair value of the swap agreement were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred.

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

The Amended and Restated Credit Agreement is guaranteed by all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Amended and Restated Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of September 30, 2011, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities.

Net cash provided by operating activities from continuing operations totaled $88.3 million and $111.4 million for the nine months ended September 30, 2010 and 2011, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash amortization of deferred loss on interest rate swaps;

•	non-cash bank loan interest expense;

•	non-cash interest income;

•	gain on sale of short term investments;

•	non-cash gain on interest rate derivative instrument;

•	provision for bad debt;

•	loss on discontinued operations; and

•	gain on disposition of property.

Net cash used in investing activities was $54.0 million and $103.7 million for the nine months ended September 30, 2010 and 2011, respectively. Our investing activities for the nine months ended September 30, 2010 consisted primarily of $57.5 million of capital expenditures and $30.0 million for the purchase of certificates of deposit, offset by $20.0 million of maturities of certificates of deposit and $15.0 million from the sale of U.S Treasury Bills. Investing activities for the nine months ended September 30, 2011 consisted primarily of $80.5 million of capital expenditures, $30.0 million for the CoBridge acquisition, $7.9 million additional investment in Tower Cloud, Inc. and $1.2 for the purchase of certificates of deposit, offset by $6.1 million of maturities of certificates of deposit and $10.7 million from the sale of discontinued operations relating to the Troy, Alabama market.

Net cash used by our financing activities was $16.9 million for the nine months ended September 30, 2010 and net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2011. Financing activities for the nine months ended September 30, 2010 consisted of $18.0 million in principal payments on debt, offset by $1.1 million proceeds from the exercise of stock options. For the nine months ended September 30, 2011, our financing activities consisted of $20.0 million of proceeds from long term debt and $1.9 million proceeds from the exercise of stock options, offset by $6.8 million in principal payments on debt and $4.9 million of expenditures related to the debt modification.

Capital Expenditures.

We spent approximately $80.5 million in capital expenditures during the nine months ended September 30, 2011, of which $39.2 million related to the purchase and installation of customer premise equipment, $24.8 million related to plant extensions and enhancements and $16.5 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $100.0 million in capital expenditures during 2011. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2011. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

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

Until the December 31, 2008 reset of the borrowing rate on the $59.0 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they were incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that is related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $451,000 and $9.45 million for the three and nine months ended September 30, 2010 (as restated). The Company recorded $0 of amortization expense related to the deferred loss on interest rate swaps for the three and nine months ended September 30, 2011. As of September 30, 2011, the entire remaining amount in accumulated other comprehensive loss related to these interest rate swaps had been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $380,200 of the floating rate debt at 1.98% as of September 30, 2011.

The notional amount for the next annual period is summarized below (in thousands):

Start date	End date	Amount
July 3, 2011	October 2, 2011	$380,200
October 3, 2011	January 2, 2012	$379,000
January 3, 2012	April 2, 2012	$362,800

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain (loss) on the change in the fair value of the interest rate swaps in the amounts of $(651,000) and $2.96 million for the three and nine months ended September 30, 2010 (as restated). The Company also recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1.7 million and $3.9 million for the three and nine months ended September 30, 2011.

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

Unlike the other interest rate swaps, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Default Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.3	Amended and Restated Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report Form 8-K filed August 4, 2011).

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

November 9, 2011	By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman and Chief Executive Officer

November 9, 2011	By:	/s/ ROBERT K. MILLS
Robert K. Mills
Chief Financial Officer