Form 10-K
period 2011-12-31
KNOLOGY INC
filed 2012-03-15
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant at June 30, 2011, computed by reference to the closing price for such stock on the NASDAQ Global Market on such date, was approximately $384 million.

The number of shares outstanding of the registrant’s common stock as of February 29, 2012 was 37,988,997 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2011 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, specifically, the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other places in this annual report. Statements in this annual report that are not historical facts are “forward-looking statements.” Such forward-looking statements include those relating to:

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

We were formed as a Delaware corporation in September 1998. Our shares of common stock are publicly traded on the NASDAQ Global Market. We are a fully integrated provider of video, voice, data and advanced communications services to residential and business customers in ten markets in the southeastern United States and three markets in the midwestern United States. For the year ended December 31, 2011, our revenues were $518.6 million and we had a net income attributable to common stockholders of $48.3 million. Video, voice, data and other revenues accounted for approximately 45%, 26%, 25% and 4%, respectively, of our consolidated revenues for the year ended December 31, 2011. We report an aggregate number of connections for video, voice and data services. For example, a single customer who purchases cable television, local telephone and Internet access services would count as three connections. As of December 31, 2011, we had 795,349 total connections.

We provide our services over our wholly owned, fully upgraded minimum 750 MHz interactive broadband network. As of December 31, 2011, our network passed 1,087,341 marketable homes, which are residential and business units passed by our broadband network that are listed in our database and which we do not believe are covered by exclusive arrangements with other providers of competing services. Our network is designed with sufficient capacity to meet the growing demand for high-speed and high-bandwidth video, voice and data services, as well as the introduction of new communications services.

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

On June 15, 2011, the Company completed its acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. The Company’s purchase of these assets is a strategic acquisition that fits well in its existing operations in Augusta, Georgia and Dothan, Alabama. In order to fund the $30 million purchase price, the Company used $10 million of cash on hand and $20 million from the additional Term Loan A proceeds received in connection with a debt repricing transaction completed in February 2011.

On July 22, 2011, the Company sold its recently acquired assets in Troy, AL for cash proceeds of $10.75 million. The Company has received cash proceeds of $10.75 million, of which $538,000 was placed in escrow, and will be paid out in July 2012, subject to any indemnification claims by the purchaser.

Subsequent to year end, on January 9, 2012, the Company closed on the acquisition of E Solutions Corporation for $13.6 million cash. E Solutions is a premiere provider of colocation and data center services, operating two state-of-the-art SAS 70 Type II certified data centers in Tampa, FL. The Company funded the acquisition with cash on hand. The operations of E Solutions represent approximately $4.0 million in expected annual revenues (unaudited).

Website Access to SEC Filings

The Company makes its SEC filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available free of charge on the Company’s Internet website, www.knology.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Our Industry

In recent years, regulatory developments and advances in technology have substantially altered the competitive dynamics of the communications industry and blurred the lines among traditional video, voice and data providers. The Telecommunications Act of 1996 (the 1996 Act), which amended the Communications Act of 1934 (“Communications Act”), and its implementation through Federal Communications Commission (FCC) regulation have encouraged competition in these markets. Advances in technology have made the transmission of video, voice and data on a single platform feasible and economical. Communications providers increasingly seek to bundle products to leverage their significant capital investments, protect market share in their core service offerings from new sources of competition and achieve operating efficiencies by providing more than one service over their networks at lower incremental costs while increasing revenue from the existing customer base.

Incumbent cable operators have expanded their core services by offering a bundled package of services, including the provision of Internet Protocol (IP) based voice services for their customers. Most of the major providers have rolled out Voice over Internet Protocol (VoIP) services. Likewise, incumbent telephone providers are expanding their services to include the bundled package of services. Many are providing dial-up or Digital Subscriber Line (DSL) Internet access to their customers and some are offering video service via third-party satellite companies. In addition, some telephone providers are offering video services over their networks. These and other providers, or their affiliates, already or will soon also offer mobile services as well.

We believe the future of the industry will include a broader competitive landscape in which communications providers will offer bundled video, voice and data (and mobile) services and compete with each other based on scope and depth of the service offering, pricing, customer service and convenience.

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

•

Deliver industry-leading customer service. Outstanding customer service is a critical element of our operating philosophy. We deliver personalized and responsive customer care 24 hours a day, seven days a week. We operate deliver this customer care through our Augusta, Georgia or Sioux Falls, South Dakota call centers. Through our network operations center (“NOC”), we monitor and evaluate network performance and quality of service. Our philosophy is to be proactive in retaining customers rather than reactive, and we strive to resolve service delivery problems prior to the customer becoming aware of them. Because we own our network and actively monitor our digital services from a centralized location to the customer premises, we have greater control over the quality of the services we deliver to our customers and, as a result, the overall customer experience. We have an enterprise management system that enhances our service capability by providing us with a single platform for sales, provisioning, customer care, trouble ticketing, credit control, scheduling and dispatch of service calls, as well as providing our customers with a single bill for all services.

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

Our Interactive Broadband Network

Our network is critical to the implementation of our operating strategy, allowing us to offer bundled video, voice and data services to our customers in an efficient manner and with a high level of service. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

•	redundant fiber routing and use of the Synchronous Optical Network (“SONET”) protocol which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

•	network monitoring to the customer premises for all digital video, voice and data services.

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

As of December 31, 2011, our network consisted of approximately 15,725 miles of network, passed 1,087,341 marketable homes and served 795,349 connections. Our interactive broadband network is designed using redundant fiber-optic cables. Our SONET rings are “self-healing,” which means that they provide for the very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

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

Data Center

Knology is also pursuing data center related opportunities to enhance its commercial product offering as evidenced by its acquisition in January 2012 of E Solutions, a hosting and software solutions company focused on small and mid-sized companies. E Solutions, located in Tampa, Florida and adjacent to Knology’s Pinellas market, offers customers superior connectivity, protected networks, a redundant energy supply, dedicated servers and shared web hosting services. This acquisition has enabled Knology to add the valuable data center offering to the Company’s product mix, increasing Knology’s ability to compete for commercial customers with a bundled offering. Knology believes that it has an excellent opportunity to grow the E Solutions business by leveraging its expansive backbone network, pursuing its current commercial customer base and taking advantage of its existing sales force and real estate. Knology intends to utilize available space in existing facilities initially in West Point, Georgia, Lawrence, Kansas and Sioux Falls, South Dakota to further expand its data center business.

Wireless Backhaul

Knology also provides fiber resources for wireless backhaul from cellular towers in its footprint. Typically, Knology installs the network for one-time payment and receives subscription revenue for providing data access to the wireless network. The associated cost of providing the wireless backhaul network is relatively low, resulting in gross margin of approximately 70%. Since 2009, Knology has invested $9.7 million, an approximately 12% stake, in Tower Cloud, a privately held wireless backhaul provider. Knology’s ownership stake in Tower Cloud gives it a competitive edge to participate in larger wireless backhaul contracts in its footprint. As the secular demand for wireless data and wireless towers continues to grow, Knology believes that it is well-positioned to continue to participate in the wireless backhaul market.

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

Residential Data Services

We offer tiered data services to residential customers that include always-on high-speed connections to the Internet using cable modems. Our standard Internet product provides a targeted download speed of 12 to 15 megabits per second in DOCSIS 3.0 markets and download speeds of six to eight megabits per second in non-DOCSIS 3.0 markets. The Edge product gives customers a higher download connection speed, offered at 8 to 15 megabits per second in non-DOCSIS 3.0 markets and download speeds of 22 to 50 megabits per second in DOCSIS 3.0 markets.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (NCTC), which enables us to take advantage of volume discounts. As of December 31, 2011, approximately 63% of our programming was sourced from the cooperative, which also handles our contracting and billing arrangements on this programming.

Markets

Current Markets

As of December 31, 2011, we served the following markets with our interactive broadband network:

Year Added	Source	Market	Marketable Homes 12/31/2011	Year Services First Offered By Knology
				Video	Voice	Data
1995	Acquired	Montgomery, AL	100,776	1995	1997	1997
1995	Acquired	Columbus, GA	83,710	1995	1998	1998
1997	Acquired	Panama City, FL	70,353	1997	1998	1998
1998	Acquired	Huntsville, AL	113,564	1998	1999	1999
1998	Built	Charleston, SC	82,995	1998	1998	1998
1998	Built	Augusta, GA	84,828	1998	1998	1998
1999	Acquired	West Point, GA	14,145	1999	1999	1999
2000	Built	Knoxville, TN	45,268	2001	2001	2001
2003	Acquired	Pinellas, FL	277,378	2003	2004	2003
2007	Acquired	Rapid City, SD	53,826	2007	2007	2007
2007	Acquired	Sioux Falls, SD	76,671	2007	2007	2007
2008	Acquired	Dothan, AL	25,571	2008	2008	2008
2010	Acquired	Lawrence, KS	58,256	2010	2010	2010

New Markets

Knology has completed several acquisition transactions over the last several years that have driven growth and been accretive to valuation. Management expects a number of potential targets to be in the market over the next several years that are adjacent to the Company’s footprint and are viewed as accretive and value enhancing. Knology’s disciplined acquisition approach will be central to the identification and integration of future acquisitions, and includes the following key components: maintaining a focus on the secondary and tertiary operating geography strategic niche of the business, conducting detailed analyses and evaluation of operating synergies, tax attributes and monetization of non-core assets to ascertain accretive valuation results; and targeting well-run businesses with favorable operating metrics, such as EBITDA margins and average revenue per unit (“ARPU”), upgraded networks with similar network architecture, and consistent culture and business practices, particularly as it relates to customer service. In addition, as evidenced by the recent E Solutions transaction, the Company has been able to successfully buy assets to provide ancillary revenue and EBITDA economics complementing and leveraging the existing business and operating infrastructure.

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

Voice Services

In providing local and long-distance voice services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, CenturyTel, Frontier, Qwest and Verizon are the incumbent local phone companies in our current markets and are particularly strong competitors. We also compete with a number of providers of long-distance telephone services, such as AT&T, CenturyTel (which acquired Embarq Communications in 2009) and Verizon. In addition, we compete with a variety of smaller, more regional, competitors that lease network components from AT&T, CenturyTel, Qwest or Verizon and focus on the commercial segment of our markets.

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

AT&T, CenturyTel, Qwest and Verizon initiated agreements/partnerships with satellite providers enabling their third service offering, video. AT&T (U-Verse), CenturyTel and Verizon (FiOS) have begun to provide video via their broadband networks. Thus far, Verizon (FiOS) has deployed broadband video in a portion of Pinellas and AT&T has deployed video (U-Verse) in our Lawrence, Knoxville, Huntsville, and Charleston markets.

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

Regulation of Cable Services

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principle instrument of authority for our cable television operations, are not issued by the FCC but at the “local” level by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

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

The Communications Act of 1934, as amended (the Communications Act) requires cable systems with 36 or more channels must make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, the FCC has modified the way that cable operators must calculate their rates for such access. An appeal has been pending before the U.S. Court of Appeals for the Sixth Circuit since 2008 and is currently held in abeyance pending Office of Management and Budget approval of certain information collection requirements. It is possible that, unless this change ultimately is reversed on appeal, there may be more carriage requests in the future. It is not clear that we would be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not materially impact our ability to compete effectively in our markets.

Carriage of broadcast television signals. The 1992 Cable Act established broadcast signal carriage requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable system to carry the station (“must-carry”) or whether to require the cable system to negotiate for consent to carry the station (retransmission consent). The most recent election by broadcasters became effective on January 1, 2012. For local, non-commercial stations, cable systems are subject to limited must-carry obligations but are not required to renegotiate for retransmission consent. We now carry most stations pursuant to retransmission consent agreements and pay fees for such consents or have agreed to carry additional services. We carry other stations pursuant to must-carry elections.

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

Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to Knology, states with new laws streamlining the franchising process or authorizing state-wide franchises include Florida, Georgia, Iowa, Kansas, South Carolina and Tennessee. These laws enable Knology to expand its operations more rapidly and with fewer government-imposed obligations. At the same time, they enable easier entry by additional providers into Knology’s service territories.

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

Pole attachments. The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers (with the exception of ILECs) with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access is beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing of and terms of such access. Currently, 19 states plus the District of Columbia have certified to the FCC, leaving pole attachment matters to be regulated by those states. Of the states in which we operate, none has certified to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator. In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. That decision, which became effective in the Summer of 2011 is subject to pending appeals.

Internet service. The FCC, to date, has rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. On December 23, 2010, the FCC adopted “net neutrality” rules requiring fixed and mobile providers of broadband Internet access to comply with certain disclosure and other rules designed to maximize consumer access to broadband services. In short, the rules impose obligations related to ensure provider transparency and prevent unreasonable blocking and discrimination. In general, the requirements, which took effect on November 20, 2011, are subject to reasonable network management practices. Challenges to the “net neutrality” rules, including the FCC’s jurisdiction to adopt the rules, are pending in federal appellate court. The outcome of those appeals is uncertain. Although the FCC historically has indicated a clear preference for minimizing regulation of broadband services, the adoption of these “net neutrality” obligations indicates that future additional regulation of cable modem service and other Internet access providers by federal, state or local government entities remains possible. Enforcement of the “net neutrality” rules and the adoption of future regulation of Internet access services could have a material adverse effect on our business, results of operations and financial condition.

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

Regulation of Local Exchange Operations

Our four ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings by all of our subsidiaries are subject to federal regulation by the FCC and our local and intrastate products and services and the regulated earnings are subject to regulation by state Public Service Commissions (PSCs). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates. It also regulates the rates that ILECs and competitive local exchange carriers (“CLECs”) may charge for the use of their local networks in originating or terminating interstate and international transmissions. The PSCs have jurisdiction over matters including local service rates, intrastate access rates and the quality of service.

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive access as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act place on ILECs, which gives us important rights to connect with the networks of ILECs in areas where we operate as competitors and actual or potential obligations where our ILEC subsidiaries operate:

•

Interconnection. Preempts laws that prohibit competition for local telephone services, establishes requirements and standards applicable to ILECs that receive requests from other carriers for local network interconnection, unbundling of network elements, collocation of equipment, and resale and requires all LECs to enter into mutual compensation arrangements with other LECs for transport and termination of local calls on each other’s networks.

•

Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, public utilities commissions or at negotiated prices.

•	Collocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.

•

Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP service, to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another. Although number portability generally benefits our CLEC operations, it represents a burden to our ILEC subsidiaries Valley Telephone, Knology of the Valley, Inc., Knology Community Telephone and Knology Total Communications.

•	Dialing Parity. Requires ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

•	Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

We have entered into state-PSC approved local interconnection agreements with AT&T , CenturyTel (which acquired Embarq Communications in 2009), CenturyLink (which acquired Qwest in 2011), and Verizon for, among other things, the transport and termination of local telephone traffic. Some of these agreements have expired and we continue to operate on the same rates, terms, and conditions during the interim as we seek to enter into successor agreements. Specifically, our agreements with AT&T in Alabama, Florida, Georgia, South Carolina and Tennessee, Verizon in Florida, and CenturyLink in South Dakota, Minnesota and Iowa are in such “evergreen” status. These arrangements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection arrangements with incumbent local carriers under which we operate today will be available in the future.

Inter-Carrier Compensation

Our local exchange carrier subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. On November 18, 2011, the FCC released an order substantially revising intercarrier compensation including intrastate and interstate access charges (“Intercarrier Compensation Order”). As a result of this lengthy and complex order and the associated rule changes, which became effective on December 29, 2011, numerous changes to the intercarrier compensation regime will be effectuated in the coming years affecting all local exchange carriers. As of the effective date, all terminating interstate and intrastate access charge rates have been capped for all local exchange carriers, as well as interstate originating access charges. The Order also requires, as a general matter, that intrastate access charges for terminating traffic be brought into parity with interstate access charges by July 1, 2014, after which there will be a multi-year reduction in access rates to bill and keep (i.e., zero compensation) by July 1, 2017, 2018, or 2020, depending upon the specific situation and carrier. This decision and the associated rules are the subject of numerous petitions for reconsideration pending before the FCC and approximately one dozed petitions for review which have been consolidated before the U.S. Court of Appeals for the Tenth Circuit. These petitions could take many months and even years to be resolved. At the same time, the FCC has initiated proceedings to further consider a number of other intercarrier compensation matters, including whether originating access charges should be reduced or eliminated, how to handle rates for certain transport services, whether transit rates should be regulated (i.e., rates when one local exchange carrier acts in a transiting capacity between two other carriers that exchange traffic but are not directly connected), and whether IP-IP interconnection should be regulated or left to the marketplace. Revenue arising out of inter-carrier compensation when we terminate traffic will decline as the November 2011 Intercarrier Compensation Order and the associated rules are implemented, as will the payments that we must make to other carriers. See also “Regulatory treatment of VoIP services” below.

Despite the foregoing action by the FCC regarding intrastate access charges, state regulatory commissions may impose additional requirements that require us to reduce our current rates for intrastate access charges or allow us to expend additional funds to develop and file cost studies in order to attempt to secure state approval to maintain higher access charge rates. Such developments could result in a material adverse effect on our business, results of operations and financial condition.

Several of our subsidiaries, Knology of Alabama, Inc.; Knology of Florida, Inc.; Knology of Georgia, Inc.; Knology of Kansas, Inc.; Knology of South Carolina, Inc.; and Knology of Tennessee, Inc.; PrairieWave Communications, Inc.; PrairieWave Telecommunications, Inc.; PrairieWave Black Hills, LLC; and Wiregrass Telecom, Inc. are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance carrier services and competitive local exchange carrier services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general requirements that they be just, reasonable, and nondiscriminatory. We may file tariffs for interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily detariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC-established benchmarks for such services.

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

Regulatory treatment of VoIP services.

At this time, the FCC and state regulators do not treat most IP-enabled enhanced services, as regulated telecommunications services. The FCC, for example, has found that a provider of interconnected VoIP services is providing telecommunications but has yet to issue a ruling determining whether interconnected VoIP providers are to be regulated as providers of information services or telecommunications services. A number of providers are using VoIP to compete with our voice services, and some providers using VoIP may be avoiding certain regulatory burdens for interexchange services that might otherwise be due if such voice over IP providers were subject to regulation as providers of telecommunications services. Historically, many of these entities sought to avoid payment of access charges or other intercarrier compensation when telecommunications carriers originated and terminated their traffic. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding although it has issued several decisions in the interim applying non-economic regulatory requirements applicable to telecommunications carriers to providers of interconnected VoIP services. These requirements include regulations relating to federal universal service contributions, the confidentiality of data and communications, copyright issues, taxation of services, cooperation with law enforcement, licensing and 911 emergency access. Most recently, in February 2012, the FCC extended network outage reporting requirements to VoIP providers, although the associated rules have not yet taken effect. Decisions and regulations adopted in these and other similar proceedings could lead to an increase in the costs of VoIP providers if they become subject to additional regulation, and may change the compensation structure for IP-enabled services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business and the prospects of our competitors.

As part of the November 2011 Intercarrier Compensation Order of the FCC materially modifying access charges (see “Inter-Carrier Compensation,” above) the FCC adopted, for the first time, a regulatory framework specifically addressing compensation for traffic that originates or terminates in Internet protocol and also traverses the public switched telephone network (“PSTN”). Specifically, the FCC adopted a rule providing, as a general matter, that LECs may assess the equivalent of interstate switched access charges for traffic that is exchanged in time division multiplex format and which originates and/or terminates in Internet protocol format, whether the traffic originates or terminates in the same state or in different states. We originate and terminate VoIP-PSTN traffic as defined in the new FCC rules and some of our services may be considered IP-enabled services affected by the new compensation framework. We have modified our federal and state tariffs to implement the new rules. A number of questions have arisen regarding the tariff filings of other carriers trying to implement the new rules regarding compensation for VoIP-PSTN traffic. While we believe that we made proper changes to our tariff filings to implement the new rules, some of the rulings may affect our ability to collect for originating or terminating VoIP-PSTN traffic or the charges we have to pay other carriers that originate or terminate VoIP-PSTN traffic of ours. In addition, there are petitions for reconsideration on file with the FCC and petitions for review before the U.S. Court of Appeals for the Tenth Circuit which may affect our ability to charge for such traffic and our obligation to pay others for originating or terminating such traffic of our customers.

The compensation framework for VoIP-PSTN traffic established in the November 2011 Intercarrier Compensation Order applies only prospectively. The FCC explicitly did not make any rulings intended to affect pre-existing disputes over the compensation due for the exchange of such traffic. In particular, some courts have held that the termination of VoIP-originated calls is an information service not subject to access charges and that a tariff imposing such charges lacks legal force. Some state commissions have held to the contrary. Thus, there have been inconsistent court, PSC and FCC decisions on this issue that raise concerns about collecting revenue related to the termination of VoIP originated calls on our telephone networks prior to the effective date of the FCC’s November 2011 Intercarrier Compensation Order.

Universal service.

The federal Universal Service Fund (“FUSF”) is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international telecommunications revenues to the FUSF. The FCC devises a quarterly contribution factor to determine payments to the fund; the contribution factor for the first quarter of 2012 was 17.8% of gross interstate and international end user telecommunications revenues. The contribution rate is reviewed quarterly and may increase, which would increase our contributions to the Fund. We may choose to recover the cost of the contributions and administrative expenses associated with program subject to certain limitations.

It is anticipated that the FCC will launch a proceeding later in 2012 to review the manner in which providers of telecommunications contribute to the FUSF and how the funds are distributed. Such changes could increase the amount of our contribution payments and adversely affect any funds we receive; negatively impact our business, gross profits, cash flows and financial conditions; and affect our abilities, or the opportunities for our qualified customers, to apply for and receive universal service funding.

Forbearance and other relief to dominant carriers.

The Communications Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain of its regulations and provisions of the Communications Act if certain conditions that make enforcement of the regulations or statutory provisions unnecessary are present. Future reduction or elimination of federal regulatory and statutory requirements could free us from regulatory burdens, but also might increase the relative flexibility of our major competitors. The FCC has certain petitions for forbearance pending before it, including a petition filed by USTelecom in December 2011 seeking to have the FCC forbear from enforcing a number of traditional regulatory and statutory common carrier requirements against incumbent ILECs. As a result of grants of forbearance, our costs (and those of our competitors) of purchasing broadband services from carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed “commercial agreements” may become less favorable and we may not be able to purchase services from alternative vendors. Changes to the rates, terms and conditions under which we purchase broadband services may increase our costs and, thus, may have a material adverse effect on our business, results of operations, and financial condition.

Access to, and competition in, multiple tenant properties by and among telecommunications carriers.

The FCC has prohibited telecommunications carriers from entering into exclusive access agreements (or enforcing pre-existing exclusive arrangements) with building owners or managers in both commercial and residential multi-tenant environments. The FCC has also adopted rules requiring utilities (including LECs) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings, campuses, etc.) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to our provision of telecommunications services.

Customer proprietary network information.

FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state-specific CPNI rules. The FCC’s rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs, and file a certification with the FCC stating that its policies and procedures ensure compliance. We filed our most recent compliance certificate with the FCC on February 21, 2012, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether additional security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

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

Franchises

As described above, cable television systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions and the maintenance of insurance and indemnity bonds. As of December 31, 2011, Knology held approximately 83 cable franchises. We are currently in the process of renegotiating one of our existing franchises in Huntsville, Alabama.

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

Employees

As of December 31, 2011 we had 1,861 full-time employees. We consider our relations with our employees to be good, and we structure our compensation and benefit plans in order to attract and retain high-caliber personnel. We will need to recruit additional employees in order to implement our expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. We recruit from several major industries for employees with skills in video, voice and data technologies.

Executive Officers of the Registrant

Information regarding our executive officers is included in Part III, Item 10 of this annual report and incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and may not be profitable in the future.

As of December 31, 2011, we had an accumulated deficit of $578.4 million. Our ability to generate profits will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve and maintain operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

Failure to obtain additional funding may limit our ability to expand our business.

As of December 31, 2011, we had working capital of $40.7 million. If we expand our build out in existing or new markets, it will have to be funded by cash flow from operations or from additional financings. Because of our substantial indebtedness and potential adverse changes in the capital markets, our ability to raise additional capital on a timely basis and with acceptable terms or at all is uncertain, and our ability to make distributions or payments is subject to availability of funds and restrictions under our debt instruments and under applicable law. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our substantial indebtedness may adversely affect our cash flows, future financing and flexibility.

As of December 31, 2011, we had approximately $752.1 million of outstanding indebtedness, including accrued interest, and our stockholders’ equity was $20.3 million. We pay interest in cash on our indebtedness. Our level of indebtedness could adversely affect our business in a number of ways, including:

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

Weak economic conditions may have a negative impact on our results of operations and financial condition.

During 2011, the global financial markets continued to display uncertainty, and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our video, voice or data services. This risk may be worsened by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. If these economic conditions continue to deteriorate, the growth of our business and results of operations may be adversely affected.

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

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have access to AT&T’s telephone network under a nine-state interconnection agreement, which expired on December 16, 2011. We have access to Verizon’s telephone network in Florida under an interconnection agreement covering Florida. The initial term of this agreement expired on November 19, 2008. However, the agreement has provisions allowing it to continue in effect after the initial term until a new agreement is executed. Knology notified Verizon of its intent to continue operating under the existing agreement in November 2008. If the AT&T and Verizon agreements are terminated or not renewed, we could be adversely affected and our interconnection arrangements could be on terms less favorable than those we receive currently.

It is generally expected that the Communications Act will continue to undergo considerable interpretation and implementation, including potential forbearance from federal regulation enforcing these carriers’ statutory obligations, which could have a negative impact on our interconnection agreements with AT&T and Verizon. It is also possible that further amendments to the Communications Act may be enacted which could have a negative impact on our interconnection agreements with AT&T and Verizon. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state public service commission and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services we have obtained and may seek to obtain under these agreements, which could adversely affect our business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

We could be negatively impacted by future interpretation or implementation of regulations or legislation.

The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and implementation. From time to time federal legislation, FCC and PSC decisions, or courts decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing or the future financial impact of legislation or decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations or interpretations, and whether they are favorable to us or to our competitors. See “Item 1. Business—Legislation and Regulation” for more information.

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

To expand into additional cities, we will have to obtain pole attachment agreements, franchises, construction permits, telephone numbers and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Difficulty in obtaining numbering resources may also adversely affect our ability to expand into new markets. We may face legal or similar resistance from competitors who are already in markets we wish to enter. These difficulties could significantly harm or delay the development of our business in new markets. See “Item 1. Business—Legislation and Regulation—Regulation of Cable Services—Program access” for more information.

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

As of February 29, 2012, we had 37,988,997 shares of common stock outstanding. We also had outstanding on that date options to purchase 3,824,030 shares of common stock and warrants to purchase 995,000 shares of common stock. Our authorized capital stock includes 200,000,000 shares of common stock and 199,000,000 shares of preferred stock, which our board of directors has the authority to issue without further stockholder action. Future stock issuances also will reduce the percentage ownership of our current stockholders.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ Global Market under the ticker symbol “KNOL” since December 18, 2003. The following table sets forth the high and low sales prices as reported on the NASDAQ Global Market for the period from January 1, 2010 through December 31, 2011.

	High	Low
2011
Fourth Quarter	$14.89	$12.19
Third Quarter	$15.42	$12.47
Second Quarter	$15.90	$13.41
First Quarter	$16.13	$12.52

2010
Fourth Quarter	$15.95	$13.33
Third Quarter	$13.66	$10.42
Second Quarter	$14.00	$10.45
First Quarter	$14.14	$10.40

Holders

As of February 29, 2012, there were approximately 359 stockholders of record of our common stock (excluding beneficial owners of shares registered in nominee or street name).

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

The following graph and table set forth our cumulative total stockholder return as compared to the NASDAQ Composite Index and the NASDAQ Telecommunications Index since the close of business on December 31, 2006. This graph assumes that $100 was invested on December 31, 2006 and assumes reinvestment of all dividends.

	Cumulative Total Return
As of December 31:	2006	2007	2008	2009	2010	2011
Knology, Inc.	$100.00	$120.11	$48.50	$102.63	$146.90	$133.46
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Telecommunications	100.00	113.32	61.52	85.61	94.28	83.51

There have been no recent sales of unregistered securities. Additionally, we did not repurchase any shares of our common stock during the fourth quarter ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes and other financial data included elsewhere in this annual report. The data include operating results from PrairieWave (acquired in April 2007), Graceba (acquired in January 2008), PCL Cable (acquired in November 2009), Sunflower (acquired in October 2010), and CoBridge (acquired in June 2011).

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share)
Statement of Operations Data:
Operating revenues	$347,652	$410,230	$425,565	$459,546	$518,582
Operating expenses:
Direct costs	104,060	123,663	132,870	148,108	165,759
Selling, general and administrative (a)	138,509	151,724	148,727	155,410	167,229
Depreciation and amortization	85,776	95,375	90,702	87,594	96,242
Capital markets activity	219	0	0	0	0
Non-cash stock compensation	2,799	4,640	6,198	6,409	6,652

Total operating expenses	331,363	375,402	378,497	397,521	435,882

Operating income	16,289	34,828	47,068	62,025	82,700
Interest expense, net	(40,622)	(46,586)	(40,976)	(42,182)	(38,895)
Gain (loss) on interest rate derivative instrument	(758)	0	16,225	4,646	5,402
Debt modification expense	0	0	(3,422)	0	(225)
Loss on debt extinguishment	(27,375)	0	0	(19,788)	0
Amortization of deferred loss on interest rate swaps	0	0	(18,120)	(9,450)	0
Loss on adjustments of warrants to market	(262)	0	0	0	0
Loss on investments	0	0	(353)	0	0
Other income (expense), net	(53)	(367)	478	161	(368)

Income (loss) from continuing operations	(52,781)	(12,125)	900	(4,588)	48,614
Income (loss) from discontinued operations	8,863	0	0	0	(330)
Provision for income taxes	0	0	0	0	0

Net income (loss)	(43,918)	(12,125)	900	(4,588)	48,284
Preferred stock dividends	0	0	0	0	0

Net income (loss) attributable to common stockholders	$(43,918)	$(12,125)	$900	$(4,588)	$48,284

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$(1.51)	$(0.34)	$0.03	$(0.12)	$1.29
Basic and diluted net income (loss) per share attributable to common stockholders	$(1.25)	$(0.34)	$0.02	$(0.12)	$1.24
Other Financial Data:
Capital expenditures	$45,792	$46,349	$54,901	$76,078	$98,104
Cash provided by operating activities	57,507	79,977	104,156	98,311	151,515
Cash used in investing activities	(293,073)	(121,542)	(99,680)	(213,522)	(121,431)
Cash provided by (used in) financing activities	270,437	52,479	(17,822)	118,315	7,662

(a)	Excludes non-cash stock compensation shown separately in this table.

	December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance Sheet Data:
Net working capital	$6,810	$25,675	$26,166	$20,416	$40,658
Property and equipment, net	403,476	379,710	357,880	400,347	414,599
Total assets	601,437	643,418	646,901	787,678	856,746
Noncurrent liabilities	562,938	632,690	591,514	728,450	748,260
Total liabilities	636,387	699,875	675,612	803,537	836,480
Accumulated deficit	(610,910)	(623,035)	(622,135)	(626,723)	(578,439)
Total stockholders’ equity (deficit)	(34,950)	(56,457)	(28,711)	(15,859)	20,266

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We expect to continue to focus on increasing our customer base and expanding our broadband operations. Although we began generating net income this year, our ability to continue generating profits will depend in large part on our ability to increase revenues to offset depreciation and operation of our business.

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

On June 15, 2011, the Company completed its acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. The Company’s purchase of these assets was a strategic acquisition that fits in its existing operations in Augusta, Georgia and Dothan, Alabama. On July 22, 2011, the Company sold its recently acquired assets in Troy, Alabama for $10.75 million. The Company received cash proceeds of $10.75 million, of which $538,000 was placed in escrow, and will be paid out in July 2012, subject to any indemnification claims by the purchaser. After disposing of $11.7 million in net assets, offset by $604,000 in net liabilities, the company recorded a loss of $330,000 on the disposal of the discontinued operations.

In order to fund the $30 million purchase price, the Company used $10 million of cash on hand and $20 million from the additional Term Loan A proceeds closed in connection with the debt repricing transaction (see Note 8—Debt). The financial position and results of operations for the new operations are included in the Company’s consolidated financial statements presented since the date of acquisition. Supplemental pro forma results of operations were not required to be presented as the acquisition was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed, was $29.6 million. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets, the goodwill is deductible for tax purposes.

In connection with the CoBridge acquisition discussed above, on February 18, 2011, we entered into a debt repricing transaction that reduced our annual interest expense by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the incremental borrowings of the facility from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds used to partially fund the acquisition, as noted above.

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

We believe the current economic conditions may continue impact the rate of organic growth in our business similar to previous years. However, we believe that our strategy of operating in secondary and tertiary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We also believe that the highly bundled profile of our customer base (about 80% of our customers take two or three of our services) and our companywide focus on customer service create added customer loyalty. Further, we believe that services such as cable television and high-speed Internet become more valuable as consumers spend more time at home and reduce discretionary spending during the current economic situation.

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

Capitalization of labor and overhead costs. Our business is capital intensive, and a large portion of the capital we have raised to date has been spent on activities associated with building, extending, upgrading and enhancing our network. As of December 31, 2010 and 2011, the net carrying amount of our property, plant and equipment was approximately $400.3 million, 51% of total assets, and $414.6 million, 48% of total assets, respectively. Total capital expenditures for the years ended December 31, 2009, 2010 and 2011 were approximately $54.9 million, $76.1 million and $98.1 million, respectively.

During 2010, the Company changed it capitalization methodology for costs associated with the initial customer installation process. We compared out methodology to that of other businesses within the industry and adjusted our calculation to be consistent with the industry. We developed a capitalization methodology and rate based on the conditions existing at the time and implemented those changes in the fourth quarter of 2010. The methodology is in accordance with ASC 922-360-25-7 which states “initial subscriber installation costs, including material, labor, and overhead costs of the drop, shall be capitalized.”

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU No. 2011-08”) which amends ASC Topic 350, Intangibles—Goodwill and Other Testing Goodwill for Impairment (“ASC Topic 350”). ASU Topic No. 2011-08 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Management must decide, on the basis of qualitative information, whether it is more than 50% likely that the fair value of a reporting unit is less than its carrying amount. If so, management will continue applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per ASC 350, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. But, if management concludes that fair value exceeds the carrying amount, neither of the two steps in the goodwill test is required.

We have adopted January 1 as the evaluation date and have performed a qualitative analysis as of January 1, 2012, and no impairment was identified. The qualitative factors considered, but were not limited to, changes in macroeconomic conditions; changes in industry and market conditions; changes in operating expense; changes in financial performance including earnings and cash flows; and changes in the company’s market capitalization. Management’s analysis indicated continued growth in revenues, EBITDA, cash flows, and customers through the 2011 year end. The company’s position in the market place continues to be as a competitive player with early signs of returning consumer confidence beginning to be observed. In addition, the company’s market capitalization has kept pace with the industry during the year as the stock market adjusts to economic conditions. Based on the results of the analysis, management believes it is more than 50% likely the fair value of each reporting units exceeds its carrying value. We recorded no impairment loss to our goodwill as of January 1, 2010, 2011 and 2012.

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

•

Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use a discounted cash flow analysis of the implied yield curves to value our interest rate swaps. We also consider our credit risk and counterparty credit risk in estimating the fair value of our financial instruments. While these inputs are observable, they are not all quoted market prices, so the fair values of our financial instruments fall in Level 2. As of December 31, 2011, the carrying value of our interest swap liabilities was $22.3 million.

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

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and Internet data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases a different method of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for basic, expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies, fees for video-on-demand and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 43.2%, 45.0% and 45.3% of our consolidated revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 30.8%, 27.8% and 26.0% of our consolidated revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 23.2%, 23.4% and 24.9% of our consolidated revenues for the years ended December 31, 2009, 2010 and 2011, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 2.8%, 3.7% and 3.9% of our consolidated revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

Our ability to increase the number of our connections and, as a result, our revenues, is directly affected by the level of competition we face in each of our markets with respect to each of our service offerings:

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

Direct costs include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 52.0%, 51.4% and 52.1% for the years ended December 31, 2009, 2010 and 2011, respectively. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incurred with traditional networks beginning in 2009.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct costs of voice services as a percentage of voice revenues were approximately 17.8%, 17.8% and 17.3% for the years ended December 31, 2009, 2010 and 2011, respectively.

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct costs of data services as a percentage of data revenue were 7.2%, 7.4% and 6.3% for the years ended December 31, 2009, 2010 and 2011, respectively.

•

Direct costs of other services. Direct costs of other services consist primarily of transport costs, network access fees and costs of dark fiber. The direct costs of other services as a percentage of other revenue were 22.8%, 35.0% and 34.0% for the years ended December 31, 2009, 2010 and 2011, respectively.

•

Pole attachment and other network rental expenses. Pole attachment rents are paid to utility companies for space on their utility poles to deliver our various services. Other network rental expenses consist primarily of network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue were approximately 1.0%, 1.1% and 1.0% of total revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2009, 2010 and 2011.

	Year Ended December 31,
	2009	2010	2011
Operating revenues:
Video	43%	45%	45%
Voice	31	28	26
Data	23	23	25
Other	3	4	4

Total operating revenues	100	100	100
Operating expenses:
Direct costs	31	32	32
Selling, general and administrative expenses	37	36	33
Depreciation and amortization	21	19	19

Total operating expenses	89	87	84

Operating income	11	13	16

Other expense:
Interest income	0	0	0
Interest expense	(10)	(9)	(8)
Debt modification expense	(1)	0	0
Loss on early extinguishment of debt	0	(4)	0
(Loss) gain on interest rate cap agreement	0	(1)	1
Other income (expense), net	0	0	0

Total other expense	(11)	(14)	(7)

Income (loss) before income taxes, discontinued operations and preferred stock dividends	0	(1)	9

Income tax benefit (provision)	0	0	0
Income from discontinued operations	0	0	0
Preferred stock dividend	0	0	0

Net income (loss) attributable to common stockholders	0%	(1)%	9%

Quarterly Comparison

The following table presents certain unaudited consolidated statements of operations and other operating data for our eight most recent quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this annual report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements included with this annual report and the related notes included elsewhere in this annual report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future periods or any year as a whole.

	Quarters ended
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share and operating data)
Revenues (3)	$110,118	$112,987	$112,877	$123,564	$127,962	$131,364	$129,967	$129,288
Direct costs (4)	36,116	36,383	36,710	38,898	41,362	41,754	41,233	41,411
Income/(Loss) from continuing operations (3) (4) (5)	(959)	3,476	5,932	(13,038)	12,232	14,168	10,657	11,557
Net income (loss) (3) (4) (5)	(959)	3,476	5,932	(13,038)	12,232	14,168	10,327	11,557
Basic net income (loss) per share	$(.03)	$.09	$.16	$(.36)	$.33	$.38	$.27	$.31
Homes passed	1,154,005	1,181,571	1,192,229	1,265,386	1,270,281	1,312,309	1,306,844,	1,313,443
Marketable homes passed	934,236	962,321	972,038	1,045,355	1,047,309	1,087,788	1,081,313	1,087,341
Video connections (1)	235,668	231,925	231,355	255,391	254,835	263,169	257,929	256,653
Video penetration (2)	25.2%	24.1%	23.8%	24.4%	24.3%	24.2%	23.9%	23.6%
Digital video connections	119,973	123,100	127,917	131,776	137,076	143,791	149,116	151,952
Digital penetration of video connections	50.9%	53.1%	55.3%	51.6%	53.8%	54.6%	57.8%	59.2%
Voice connections	253,364	253,543	254,435	268,315	270,441	273,065	276,354	276,607
Voice penetration (2)	27.1%	26.3%	26.2%	25.7%	25.8%	25.1%	25.6%	25.4%
Data connections	214,631	213,249	214,686	242,655	247,814	256,678	259,300	262,089
Data penetration (2)	23.0%	22.2%	22.1%	23.2%	23.7%	23.6%	24.0%	24.1%
Total connections (3)	703,663	698,717	700,476	766,361	773,090	792,912	793,583	795,349
Average monthly revenue per connection	$52.84	$53.73	$53.76	$54.43	$55.49	$56.20	$55.14	$54.17

(1)	Video connections include customers who receive analog or digital video services.
(2)	Penetration is measured as a percentage of marketable homes passed.
(3)	Connections of 70,524 along with revenues of $10.5 million and net income of $1.7 million were acquired in the Sunflower acquisition
(4)	The period ended Dec. 31, 2010 contains $2.3 million reduction for change in estimate of capitalized installation costs
(5)	The period ended Dec. 31, 2010 contains $19.8 million of debt extinguishment expense

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Operating revenues increased 12.8% from $459.5 million for the year ended December 31, 2010, to $518.6 million for the year ended December 31, 2011. Operating revenues from video services increased 13.5% from $206.8 million for the year ended December 31, 2010, to $234.8 million for the same period in 2011. Operating revenues from voice services increased 5.4% from $127.9 million for the year ended December 31, 2010, to $134.8 million for the same period in 2011. Operating revenues from data services increased 19.8% from $107.6 million for the year ended December 31, 2010, to $128.9 million for the same period in 2011. Operating revenues from other services increased 16.8% from $17.2 million for the year ended December 31, 2010, to $20.1 million for the same period in 2011.

The increased revenues from video, data and other services are due primarily to an increase in the number of connections, from 766,361 as of December 31, 2010, to 795,349 as of December 31, 2011, and rate increases effective the first quarter of 2011. The additional connections resulted primarily from the CoBridge acquisition and:

•	Continued growth in our bundled customers;

•	Continued strong growth in business sales; and

•	Continued penetration in our mature markets.

We continued to add video connections in 2011 as the popularity of additional services and products such as DVR’s and high-definition televisions continued to grow. However, the growth of new video connections has slowed over time relative to our other services as our video segment matures in our current markets. While the number of new video connections may grow at a declining rate, we believe that new products and new technology, such as additional high-definition channels and video on demand, will continue to fuel growth. Data connections are expected to increase as we continue our sales and marketing efforts directed at selling customers our bundled service offerings. Further, business customers primarily take voice and data services, with relatively smaller amounts of video products. On the other hand, we believe some of our phone customers, especially customers who are only taking our voice product, are moving to alternative voice products (e.g., mobile phones). As a result of these various factors, we expect that data will represent a higher percentage of our total connections in the future, and voice connections will benefit from our growing commercial business.

Direct costs. Direct costs increased 11.9% from $148.1 million for the year ended December 31, 2010, to $165.8 million for the year ended December 31, 2011. Direct costs of services for video services increased 14.9% from $106.4 million for the year ended December 31, 2010, to $122.3 million for the same period in 2011. Direct costs of services for voice services increased 2.2% from $22.8 million for the year ended December 31, 2010, to $23.3 million for the same period in 2011. Direct costs of services for data services increased 3.2% from $7.9 million for the year ended December 31, 2010, to $8.2 million for the same period in 2011. Direct costs of services for other services increased 13.8% from $6.0 million for the year ended December 31, 2010, to $6.9 million for the same period in 2011. Pole attachment and other network rental expenses increased 3.1% from $5.0 million for the year ended December 31, 2010, to $5.1 million for the same period in 2011. We expect our direct costs to increase as we add more connections. In addition, the increase in direct costs of video services is also due to higher programming costs, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations began charging retransmission fees in 2009, similar to fees charged by other program providers. We expect to experience annual percentage increases hereafter similar to our other cable programming costs. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase. The other costs of services also reflects the cost of dark fiber sales and will increase or decrease in relation to the amount of dark fiber sales experienced in future years.

Selling, general and administrative. Our selling, general and administrative increased 7.5% from $161.8 million for the year ended December 31, 2010, to $173.9 million for the year ended December 31, 2011. The increase in our operating costs, included in selling, general and administrative included increases in personnel costs, repairs and maintenance, installation costs, fuel expense, taxes and licenses, professional services, and bad debt expense, that were partially offset by a decrease in insurance. Our non-cash stock option compensation expense, included in selling, general and administrative, increased from $6.4 million for the year ended December 31, 2010, to $6.7 million for the year ended December 31, 2011.

Depreciation and amortization. Our depreciation and amortization increased from $87.6 million for the year ended December 31, 2010, to $96.2 million for the year ended December 31, 2011, primarily due to the construction of additional passings and the CoBridge acquisition.

Debt modification costs. During 2010, we recorded $19.8 million of debt extinguishment expense related to the modification of the debt under the secured credit facility which provides a $175.0 million Term Loan A with a term of five years and a $545.0 million Term Loan B with a term of six years along with a $50.0 million revolving credit facility. In 2011, we incurred $226,000 of expense related to modification of our debt facility.

Interest income. Interest income was $322,000 for the year ended December 31, 2010, compared to $68,000 for the same period in 2011. The decrease in interest income primarily reflects a decrease in the average balance of cash and cash equivalent during the year ended December 31, 2011.

Interest expense. Interest expense decreased from $42.5 million for the year ended December 31, 2010, to $39.0 million for the year ended December 31, 2011. The increase in interest expense is primarily a result of the decrease in rates on our long term debt from the credit facility.

Gain (loss) on interest rate derivative instrument. The loss on interest rate derivative instruments of $4.8 million for the year ended December 31, 2010 became a gain on interest rate derivative instruments of $5.4 million for the same period of 2011. As discussed in the Notes to Consolidated Financial Statements, the Company no longer qualified to use hedge accounting for our interest rate swaps on our debt during 2010 and we recorded $9.5 million in amortization of deferred loss associated with these derivative instruments for the year ended December 31, 2010 with no such amortization being recorded in the year ended December 31, 2011. A gain was recorded on the value of the interest rate swaps of $4.6 million for the year ended December 31, 2010 compared to $5.4 million for the same period in 2011, as a result of the decrease in the market value of the liability representing the derivative instruments.

Other income, net. Other income decreased from income of $160,000 for the year ended December 31, 2010, to expense of $368,000 for the year ended December 31, 2011, primarily due primarily to the loss on sale of assets during the year ended December 31, 2011.

Loss on sale of discontinued operations. We recorded a loss on the sale of the Troy market acquired in the CoBridge acquisition of $330,000 for the year ended December 31, 2011.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2010 and 2011, respectively, as our deferred tax assets resulting from net operating losses are fully offset by a valuation allowance.

Income (loss) from continuing operations. We incurred a loss before discontinued operations of $4.6 million for the year ended December 31, 2010, compared to income of $48.6 million for the year ended December 31, 2011.

Net income (loss) attributable to common stockholders. We had a net loss attributable to common stockholders of $4.6 million for the year ended December 31, 2010 compared to a net income of $48.3 million for the year ended December 31, 2011. We expect to continue having net income as our business matures.

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

Loss on interest rate derivative instrument. Our loss on interest rate derivative instruments increased 153.3% from $1.9 million for the year ended December 31, 2009 to $4.8 million for the same period of 2010. As discussed in the Notes to Consolidated Financial Statements, the Company no longer qualifies to use hedge accounting for our interest rate swaps on our debt and we recorded $18.1 million in amortization of deferred loss associated with these derivative instruments for the year ended December 31, 2009 compared to $9.5 million for the same period in 2010. A gain was recorded on the value of the interest rate swaps of $16.2 million for the year ended December 31, 2009 compared to $4.6 million for the same period in 2010, as a result of the decrease in the market value of the liability representing the derivative instruments.

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

Other income, net. Other income decreased from income of $478,000 for the year ended December 31, 2009, to income of $161,000 for the year ended December 31, 2010, primarily due to decreased disposition of property, plant and equipment.

Income tax provision. We recorded no income tax provision for the years ended December 31, 2009 and 2010, respectively, as our net operating losses are fully offset by a valuation allowance.

Income (loss) from continuing operations. We incurred income before discontinued operations of $900,000 for the year ended December 31, 2009, compared to a loss of $4.6 million for the year ended December 31, 2010.

Net income (loss) attributable to common stockholders. We had net income attributable to common stockholders of $900,000 for the year ended December 31, 2009 compared to a net loss of $4.6 million for the year ended December 31, 2010.

Liquidity and Capital Resources

Overview. As of December 31, 2011, we had approximately $88.3 million of cash, cash equivalents, restricted cash, and certificates of deposit on our balance sheet. Our net working capital on December 31, 2011 was $40.7 million, compared to net working capital of $20.4 million as of December 31, 2010.

Our financial condition has been significantly influenced by positive cash flow from operations and changes in our debt capital structure. On September 28, 2009, the Company entered into Amendment No. 2 to its credit agreement which extended the maturity date of an aggregate $397 million of term loans under the agreement by two years. The Extended Term Loan bore interest at LIBOR plus 3.50% and amortized at a rate of 1% per annum, payable quarterly, with a June 30, 2014 maturity date. Amendment No. 2 also, among other modifications, increased the revolving credit facility to $35.0 million from $25.0 million and allowed for an annual, cumulative restricted payment allowance of $10 million for dividends and/or share repurchases utilizing excess cash flow and subject to a maximum leverage test.

On October 15, 2010, the Company entered into a new credit agreement that provided for a $770 million secured credit facility with proceeds used to partially fund the $165 million Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The new credit agreement includes a $50 million revolving credit facility, a $175 million Term Loan A and a $545 million Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8.75 million, $8.75 million, $17.5 million and $26.25 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years, with 1% principal amortization annually, with the balance due at maturity.

The new credit agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The credit agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of December 31, 2011, we are in compliance with all of our debt covenants.

On February 18, 2011, the Company entered into a debt repricing transaction that reduced the Company’s annual interest expense by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds to be used to partially fund the CoBridge Broadband, LLC acquisition.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, investing and financing activities. As of December 31, 2011, we had a net working capital of $40.7 million, compared to net working capital of $20.4 million as of December 31, 2010. The increase in the working capital from December 31, 2010 to December 31, 2011 is primarily due to an increase in cash offset by the increase in the current portion of long term debt and accounts payable in current liabilities.

Net cash provided by operating activities from continuing operations totaled $104.2 million, $98.3 million and $151.5 million for the years ended December 31, 2009, 2010 and 2011, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income (loss) for non-cash transactions including:

•	depreciation and amortization;

•	non-cash loss on debt extinguishment;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate derivative instrument;

•	non-cash amortization of deferred loss on interest rate derivative instruments;

•	non-cash loss on investments;

•	provision for bad debt;

•	non-cash interest expense;

•	gain loss on disposition of assets; and

•	gain on sale of short-term investments.

Net cash used in investing activities was $99.7 million, $213.5 million and $121.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. Our 2009 investing activities included $54.9 million of capital expenditures, $35.1 million for the purchase of certificates of deposit, $7.5 million for the purchase of assets from PCL Cable, and the investment of $1.5 million in Tower Cloud, Inc. During 2010, investing activities consisted of $164.8 million for the purchase of assets from Sunflower Broadband, $76.1 million of capital expenditures, and $30.0 million for the purchase of certificates of deposit, partially offset by $35.0 million of maturities of certificates of deposit, and $24.0 million of proceeds from the sale of treasury bills. In 2011, investing activities consisted of $29.6 million for the purchase of assets from CoBridge, $98.1 million of capital expenditures, $7.9 million for additional investment in Tower Cloud, and $1.2 million for the purchase of certificates of deposit, partially offset by $6.1 million of maturities of certificates of deposit, and $10.7 million of proceeds from the sale of the Troy, Alabama market acquired in the CoBridge acquisition.

Net cash used in financing activities was $17.8 million for the year ended December 31, 2009. We experienced net cash provided by financing activities of $118.3 million and $7.7 million for the years ended December 31, 2010 and 2011, respectively. During 2009, financing activities consisted primarily of $17.5 million in principal payments on debt, $1.8 million of debt modification expenses, partially offset by $1.5 million of proceeds from stock options exercised. For 2010, financing activities consisted primarily of $720.0 million of proceeds from long term debt and $1.6 million of proceeds from stock options exercised, partially offset by $594.7 million of principal payments on debt, and $8.6 million of debt extinguishment expenses. In 2011, financing activities consisted primarily of $20.0 million of proceeds from long term debt and $2.2 million of proceeds from stock options exercised, partially offset by $9.7 million of principal payments on debt, and $4.9 million of debt modification expenses

Capital expenditures, operating expenses and debt service. We spent approximately $98.1 million in capital expenditures during 2011, of which approximately $47.8 million related to the purchase and installation of customer premise equipment, $29.3 million related to plant extensions and enhancements and $20.9 million related to network equipment, billing and information systems and other capital items.

We expect to spend approximately $98.9 million in capital expenditures during 2012. We believe we will have sufficient cash on hand, certificates of deposit and cash from internally generated cash flow to cover our planned operating expenses, capital expenditures and service our debt during 2012. Although the covenants on our credit facility limit the amount of our capital expenditures on an annual basis, we believe we have sufficient capacity under those covenants to fund planned capital expenditures.

We will evaluate acquisition opportunities based on the capital markets and our ability to finance potential transactions on terms attractive to the Company.

Contractual obligations. The following table sets forth, as of December 31, 2011, our long-term debt, capital leases, operating lease and other obligations for 2012 and thereafter. The long-term debt obligations are our principal payments on cash debt service obligations. Interest is comprised of interest payments on cash debt service and capital lease obligations. The capital lease obligations are our future lease payments for video on demand equipment, network fiber leasing and other agreements. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011.

	Payment due by period
Contractual obligations (in millions)	Total	January 1, 2012 through December 31, 2012	January 1, 2013 through December 31, 2014	January 1, 2015 through December 31, 2016	After December 31, 2016
Long-term debt obligations	$736.0	$12.0	$35.0	$175.3	$513.7
Interest	180.7	35.0	69.7	62.3	13.7
Capital lease obligations	8.7	5.4	3.2	0.1	0
Operating lease obligations	23.3	5.8	7.8	4.6	5.1
Programming contracts (1)	415.4	128.2	287.2	0	0
Pole attachment obligations (2)	14.1	4.7	9.4	0	0

Total	$1,378.2	$191.1	$412.3	$242.3	$532.5

(1)	We have entered into contracts with various entities to provide programming to be aired by us. We pay a monthly fee for the programming services, generally based on the number of average video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. The amounts presented are based on the estimated number of connections we will have in future periods through the completion of the current contracts.
(2)	Federal law requires utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. Utilities may charge telecommunications carriers a different rate for pole attachments than they charge cable operators providing solely cable service. The amounts presented are based on the estimated number of poles we will attach to in future periods through the completion of the current contracts.

As discussed above, we currently expect to spend about $98.9 million in capital expenditures in 2012. We expect to fund our contractual obligations, programming costs, expected capital expenditures and service debt using a portion of the approximately $88.3 million of cash and cash equivalents on hand, and certificates of deposit as of December 31, 2011, with the remainder funded by cash flow generated by operations. Beyond 2012, we may need to raise additional capital through equity offerings, asset sales or debt refinancing to grow the business through any potential merger and acquisition activity.

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

On April 18, 2007, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $555.0 million in connection with the term loan associated with the acquisition of PrairieWave Holdings, Inc. (“PrairieWave”). The swap agreement became effective May 3, 2007 and ended on July 3, 2010.

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59.0 million, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement became effective January 4, 2008 and ended on September 30, 2010.

Until December 31, 2008, the Company matched 3-month LIBOR rates on the term loans and the interest rate swaps, creating effective hedges under the FASB’s guidance on accounting for derivative instruments and hedging activities. Due to a significant difference between the 1-month and 3-month LIBOR rates, the Company decided to reset the borrowing rate on the debt using 1-month LIBOR.

•

On December 31, 2008, the Company reset the borrowing rate on the $59.0 million term loan to 1-month LIBOR (although this became an ineffective hedge under the FASB’s accounting guidance, there was no material effect on the Company’s financial results for the one day in 2008).

•	On January 2, 2009, the Company reset the borrowing rate on the $555.0 million term loan to 1-month LIBOR.

•	The Company will determine LIBOR rates on future reset dates based on prevailing conditions at the time.

As a result of the LIBOR rates on the term loans (1-month LIBOR) not matching the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company was no longer eligible for hedge accounting related to the interest rate swaps associated with both of these loans.

Until the December 31, 2008 reset of the borrowing rate on the $59.0 million term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet that was related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $18.1 million, $9.5 million and $0 for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2010, the entire remaining amount in accumulated other comprehensive loss relating to these interest rate swaps had been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, initially fixed $400.0 million of the floating rate debt at 1.98% as of December 31, 2011.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2011	January 2, 2012	$379.0 million
January 3, 2012	April 2, 2012	$362.8 million

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of all interest rate swaps in the amounts of $16.2 million, $4.6 million and $5.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

On February 22, 2011, the Company entered into two new interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377 million. The first of these two swap agreements, which does not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

Unlike the other interest rate swaps, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-32 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2011. Our independent registered public accounting firm also audited, and reported on the effectiveness of our internal control over financial reporting. Management’s report is included below under the caption “Management’s Report on Internal Control over Financial Reporting” and the independent registered public accounting firm’s attestation report is included below under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: March 15, 2012

/s/ RODGER L. JOHNSON	/s/ ROBERT K. MILLS
Rodger L. Johnson	Robert K. Mills
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited Knology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knology Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Knology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2012

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

Name	Age	Position	Current Term Expires
Rodger L. Johnson	64	Chief Executive Officer and Chairman of the Board	2014
M. Todd Holt	44	President
Robert K. Mills	48	Chief Financial Officer
Bret T. McCants	52	Executive Vice President of Operations
John D. Treece	42	Chief Technical Officer
Chad S. Wachter	45	Vice President, General Counsel and Secretary
Alan A. Burgess (1)	76	Director	2012
Donald W. Burton (2)	68	Director	2013
O. Gene Gabbard (1)(2)	71	Director	2012
Campbell B. Lanier, III	61	Lead Director	2014
William H. Scott, III (1)(2)(3)	64	Director	2013

(1)	Member of the audit committee.
(2)	Member of the compensation and stock option committee.
(3)	Member of the nominating committee.

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

Campbell B. Lanier, III is the Chairman and Chief Executive Officer of ITC Holding Company, LLC, a diversified holding company headquartered in West Point, Georgia. His investment activities span more than 30 years and have focused on early stage investments in communications, technology, and financial services. He has served as a director of ITC since the company’s inception in 1989 as a corporation. He currently serves as Senior Director of Kinetic Ventures, a leading venture capital investor in high growth information, communications, and power/clean technology companies. Mr. Lanier also serves as General Partner for ITC Partners Fund I, LP, an early stage investor in high growth technology and services companies; Chairman and CEO of Magnolia Holding Company, an investor in prepaid services and online restaurant equipment and supply companies; Senior Director and former Chairman of Knology, a cable television and broadband communications provider; and Chairman or Director of numerous portfolio companies. Earlier in his career, he co-founded Interstate Communications (Telecom*USA), which was acquired by MCI for $1.2 billion in 1990. Mr. Lanier was the founding investor and Chairman of Powertel (now T-Mobile), which was acquired by Deutsche Telecom for $4.2 billion in 2000. He was also the founding investor for Mindspring, which was valued at $1 billion at the time of its merger with Earthlink, as well as the founding investor of ITC^DeltaCom, InterCall, and Firethorn. He has previously served as Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership.

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

The information required by this Item 11 will be contained in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Meetings and Committees of the Board” of our 2012 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the section entitled “Principal Stockholders” of our 2012 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the section entitled “Transactions with Related Persons” of our 2012 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firms” of our 2012 Proxy Statement and possibly elsewhere therein, and such information is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of the Company and independent auditors’ report are included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2010, and 2011.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2010, and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010, and 2011.

Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated as of August 3, 2010, by and between The World Company and Knology of Kansas, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 000-32647)).

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004 (File No. 000-32647)).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

3.3	Amended and Restated Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-32647)).

4.1	Stockholder Protection Rights Agreement, dated as of July 27, 2005, by and between Knology, Inc. and Wachovia Bank, N.A., acting as Rights Agent (which includes as Exhibit A thereto the Form of Rights Certificate) (Incorporated herein by reference to Exhibit 4.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005 (File No. 000-32647)).

10.1.1	Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

10.1.2	Amendment No. 1 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, dated as of January 12, 2001, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Current Report on Form 8-K filed January 26, 2001 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.1.3	Amendment No. 2 to Stockholders Agreement, dated as of February 7, 2000, by and among Knology, Inc. and the other signatories thereto, as amended as of January 12, 2001, dated as of October 18, 2002, by and among Knology, Inc. and the other signatories thereto (Incorporated herein by reference to Exhibit 10.1.3 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-32647)).

10.2	Lease, dated June 1, 2003 by and between D. L. Jordan, L.L.P. Family Partnership and Knology, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.3	Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference to Exhibit 10.7 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.4	Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.16 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.5	Master Pole Attachment agreement dated January 12, 1998 by and between South Carolina Electric and Gas and Knology Holdings, Inc. d/b/a/ Knology of Charleston (Incorporated herein by reference to Exhibit 10.17 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.6	Lease Agreement, dated December 5, 1997 by and between The Hilton Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.25 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.7	Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.8	Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and Knology of Columbus Inc. (Incorporated herein by reference to Exhibit 10.18 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.9	Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.10	Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference to Exhibit 10.45 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.11	Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference to Exhibit 10.45.1 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.12	Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.13	Ordinance No. 78-2007 (Montgomery, Alabama), dated November 5, 2007 (Incorporated herein by reference to Exhibit 10.13 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.14	Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference to Exhibit 10.49 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

10.15	Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.16	Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference to Exhibit 10.54 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-43339)).

10.17	Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference to Exhibit 10.31 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.18	Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference to Exhibit 10.32 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.19	Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference to Exhibit 10.33 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.20	Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998 (Incorporated herein by reference to Exhibit 10.34 to Knology Broadband Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.21	Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.36 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.22 †	Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.38 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.23 †	Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.39 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.24	Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and Knology Holdings, Inc., d/b/a Knology of Charleston (Incorporated herein by reference to Exhibit 10.40 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.25	License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.41 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.26	Pole Attachment Agreement dated February 18, 1998 between Knology Holdings, Inc. and Georgia Power Company (Incorporated herein by reference to Exhibit 10.44 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

10.27	Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc. (Incorporated herein by reference to Exhibit 10.46 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-43339)).

Exhibit No.	Exhibit Description
10.28	Pole Attachment Agreement, dated April 12, 2007, between PrairieWave Black Hills, LLC and Black Hills Power, Inc. (Incorporated herein by reference to Exhibit 10.29 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-32647)).

10.29	Right of First Refusal and Option Agreement, Dated November 19, 1999 by and between Knology of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.30	Services Agreement dated November 2, 1999 between Knology, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.31	Support Agreement, dated November 2, 1999 between Interstate Telephone Company, Inc. and ITC Service Company, Inc. (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Registration Statement on Form S-1 (File No. 333-89179)).

10.32 *	Knology, Inc. Amended and Restated 2002 Long Term Incentive Plan (Incorporated by reference to Exhibit B to Knology, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-32647)).

10.33	Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.48 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.34 †	Dedicated Capacity Agreement between DeltaCom and Knology Holdings, Inc. dated August 22, 1997. (Incorporated herein by reference to Exhibit 10.50 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.35 †	Agreement for Telecommunications Services dated April 28, 1999 between ITC/\DeltaCom Communications, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.51 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.36 †	Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 10.52 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.37	Duct Sharing Agreement dated July 27, 1999 between Knology Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.38	Assumption of Lease Agreement dated November 9, 1999 between Knology Holdings, Inc., ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference to Exhibit 10.54 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.39	Assumption of Lease Agreement dated November 9, 1999 among Knology Holdings, Inc., ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference to Exhibit 10.55 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

10.40 †	Contract for Centrex Switching Services dated January 4, 1999 between Interstate Telephone Company and InterCall, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.41	Sublease Agreement, dated as of December 30, 2003, by and between Verizon Media Ventures, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.53 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.42	State of Florida Department of State Certificate of Franchise Authority issued to Knology, Inc. on January 9, 2008, as amended June 10, 2008. (Incorporated herein by reference to Exhibit 10.42 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.43	Tennessee Regulatory Authority Certificate of Franchise Authority issued to Knology, Inc. on December 15, 2008. (Incorporated herein by reference to Exhibit 10.43 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.44 †	Lease, dated December 15, 2008 by and between D. L. Jordan Company and Knology, Inc. (Incorporated herein by reference to Exhibit 10.44 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-32647)).

10.45	MCI Internet Dedicated OC12 Burstable Agreement, dated June 11, 2003, by and between Knology, Inc. and MCI WORLDCOM Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.46	Consent to Assignment and Assumption, dated December 17, 2003, among Verizon Media Ventures Inc., Progress Energy Florida, Inc. and Knology Broadband of Florida, Inc. (Incorporated herein by reference to Exhibit 10.60 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.47	Lease, dated March 5, 2004, by and between Ted Alford and Knology, Inc. (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-32647)).

10.48 *	Form of Incentive Stock Option Award Certificate under Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.48 of Knology, Inc.s’ Annual Report on Form 10-K/A for the year ended December 31, 2010 (File No. 000-32647)).

10.49 *	Form of Restricted Stock Award Certificate under Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.49 of Knology, Inc.s’ Annual Report on Form 10-K/A for the year ended December 31, 2010 (File No. 000-32647)).

10.50 *	Knology, Inc. 2006 Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to Knology Inc.’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-32647)).

10.51 *	Knology, Inc. 2008 Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knology Inc.’s Amended Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008 (File No. 000-32647)).

10.52	Amendment Agreement dated as of February 18, 2011 to the Credit Agreement dated as of October 15, 2010, among Knology, Inc., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and as Collateral Agent for the Lenders (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-32647)).

10.53	Amended and Restated Credit Agreement, dated as of February 18, 2011 among Knology, Inc., the Lenders party thereto, the Issuers, Credit Suisse AG, acting through one or more of its branches, as Administrative Agent for the Lenders and the Issuers and as Collateral Agent for the Secured Parties under the Collateral Documents (Incorporated herein by reference to Exhibit 10.2 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-32647)).

Exhibit No.	Exhibit Description
10.54	Reaffirmation Agreement dated as of February 18, 2011, among Knology, Inc., the Subsidiary Guarantors identified on the signature pages thereto and Credit Suisse AG, acting through one or more of its branches, as Administrative Agent (Incorporated herein by reference to Exhibit 10.3 to Knology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-32647)).

10.55	Pledge and Security Agreement, dated as of October 15, 2010, by and among Knology, Inc. as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.61 to Knology, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2010 (File No. 000-32647)).

10.56	Trademark Security Agreement, dated as of October 15, 2010, by and among Knology, Inc., Knology Broadband, Inc., Valley Telephone Co., LLC, Knology of Kansas, Inc., BlackHills FiberCom, LLC, each as a Grantor and Each Other Grantor From Time to Time Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (Incorporated herein by reference to Exhibit 10.62 to Knology, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2010 (File No. 000-32647)).

10.57	Guaranty, dated as of October 15, 2010, executed by each Guarantor From Time to Time Party Thereto in Favor of the Administrative Agent, the Collateral Agent, each Lender, each Issuer and Each Other Holder of an Obligation (Incorporated herein by reference to Exhibit 10.63 to Knology, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2010 (File No. 000-32647)).

10.58	Form of Indemnification Agreement entered into by Knology, Inc. with each of Rodger L. Johnson, Alan A. Burgess, Donald W. Burton, O. Gene Gabbard, Campbell B. Lanier, III, William H. Scott, III, M. Todd Holt, Robert K. Mills, Bret T. McCants and Chad S. Wachter (Incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report filed on February 21, 2012 (File No. 000-32647)).

10.59*	Knology, Inc. Key Employee Change in Control Transition Compensation Plan

21.1	Subsidiaries of Knology, Inc.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

†	Confidential treatment has been requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
*	Compensatory plan or arrangement.
**	Pursuant to Rule 406T of SEC Regulation S-T, interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman of the Board and Chief Executive Officer

March 15, 2012
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RODGER L. JOHNSON Rodger L. Johnson	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 15, 2012

/s/ ROBERT K. MILLS Robert K. Mills	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 15, 2012

/s/ ALAN A. BURGESS Alan A. Burgess	Director	March 15, 2012

/s/ DONALD W. BURTON Donald W. Burton	Director	March 15, 2012

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 15, 2012

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Director	March 15, 2012

/s/ WILLIAM H. SCOTT III William H. Scott III	Director	March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Knology, Inc.

West Point, Georgia

We have audited the accompanying consolidated balance sheets of Knology, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2012

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,120	$84,866
Restricted cash	1,401	2,164
Certificates of deposit	6,105	1,220
Accounts receivable, net of allowance for doubtful accounts of $1,439 and $1,923 as of December 31, 2010 and 2011, respectively	37,504	37,678
Prepaid expenses and other	3,373	2,950

Total current assets	95,503	128,878
PROPERTY, PLANT AND EQUIPMENT, NET:
System and installation equipment	982,715	1,066,727
Test and office equipment	73,215	75,098
Automobiles and trucks	7,089	6,832
Production equipment	864	864
Land	6,567	6,673
Buildings	40,461	41,241
Construction and premise inventory	13,484	12,612
Leasehold improvements	3,553	3,882

	1,127,948	1,213,929
Less accumulated depreciation and amortization	(727,601)	(799,330)

Property, plant, and equipment, net	400,347	414,599

OTHER LONG-TERM ASSETS:
Goodwill	253,933	267,685
Customer base, net	19,250	17,443
Deferred debt issuance and debt modification costs, net	8,167	10,834
Investments	4,011	11,894
Other intangibles and other assets, net	6,467	5,413

Total assets	$787,678	$856,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt	$9,561	$17,375
Accounts payable	28,217	30,888
Accrued liabilities	20,360	21,584
Unearned revenue	16,949	17,076
Interest rate swap	0	1,297

Total current liabilities	75,087	88,220
NONCURRENT LIABILITIES:
Long term debt, net of current portion	721,751	727,233
Interest rate swaps	6,699	21,027

Total noncurrent liabilities	728,450	748,260

Total liabilities	803,537	836,480

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 2011, respectively	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 37,160,283 and 37,767,626 shares issued and outstanding at December 31, 2010 and 2011, respectively	372	378
Additional paid-in capital	610,492	619,354
Accumulated other comprehensive loss	0	(21,027)
Accumulated deficit	(626,723)	(578,439)

Total stockholders’ equity (deficit)	(15,859)	20,266

Total liabilities and stockholders’ equity (deficit)	$787,678	$856,746

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2009	2010	2011
OPERATING REVENUES:
Video	$184,040	$206,840	$234,811
Voice	131,127	127,913	134,790
Data	98,571	107,587	128,879
Other	11,827	17,206	20,102

Total operating revenues	425,565	459,546	518,582

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	132,870	148,108	165,759
Selling, general and administrative	154,925	161,819	173,881
Depreciation and amortization	90,702	87,594	96,242

Total operating expenses	378,497	397,521	435,882

OPERATING INCOME	47,068	62,025	82,700

OTHER INCOME (EXPENSE):
Interest income	656	322	68
Interest expense	(41,632)	(42,504)	(38,963)
Debt modification expense	(3,422)	0	(225)
Loss on debt extinguishment	0	(19,788)	0
Gain on interest rate swaps	16,225	4,646	5,402
Amortization of deferred loss on interest rate swaps	(18,120)	(9,450)	0
Other than temporary impairment of investments	(353)	0	0
Other income (expense), net	478	161	(368)

Total other expense	(46,168)	(66,613)	(34,086)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$900	$(4,588)	$48,614
LOSS FROM DISCONTINUED OPERATIONS	0	0	(330)

NET INCOME (LOSS)	$900	$(4,588)	$48,284

INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE	$0.03	$(0.12)	$1.30
LOSS FROM DISCONTINUED OPERATIONS PER SHARE	0.00	0.00	(0.01)

BASIC NET INCOME (LOSS) PER SHARE	$0.03	$(0.12)	$1.29

DILUTED NET INCOME (LOSS) PER SHARE	$0.02	$(0.12)	$1.24

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,990,536	36,896,346	37,463,062

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,061,952	36,896,346	38,994,575

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

			ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	COMMON STOCK
	SHARES	AMOUNT
BALANCE, December 31, 2008	35,663,297	$357	$594,843	$(27,570)	$(623,035)	$(56,457)

Net income					900	900
Amortization of deferred loss on interest rate swaps				18,120		18,120
Exercise of stock options and stock awards	898,108	9	1,467			1,476
Non-cash stock compensation			6,198			6,198

BALANCE, December 31, 2009	36,561,405	$366	$602,508	$(9,450)	$(622,135)	$(28,711)

Net loss					(4,588)	(4,588)
Amortization of deferred loss on interest rate swaps				9,450		9,450
Exercise of stock options and stock awards	598,878	6	1,575			1,581
Non-cash stock compensation			6,409			6,409

BALANCE, December 31, 2010	37,160,283	$372	$610,492	0	$(626,723)	$(15,859)

Net income					48,284	48,284
Change in fair value of interest rate swaps				(21,027)		(21,027)
Exercise of stock options and stock awards	607,343	6	2,210			2,216
Non-cash stock compensation			6,652			6,652

BALANCE, December 31, 2011	37,767,626	$378	$619,354	$(21,027)	$(578,439)	$20,266

See notes to consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$900	$(4,588)	$48,284
Loss on discontinued operations	0	0	(330)

Income (loss) from continuing operations	900	(4,588)	48,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,702	87,594	96,242
Non-cash loss on debt extinguishment	0	5,251	0
Non-cash stock compensation	6,198	6,409	6,652
Non-cash bank loan interest expense	2,748	2,730	2,203
Non-cash gain on interest rate swaps	(16,225)	(4,646)	(5,402)
Non-cash amortization of deferred loss on interest rate swaps	18,120	9,450	0
Non-cash loss on investments	353	0	0
Provision for bad debt	5,774	6,917	8,191
Non-cash interest income	0	(41)	0
Gain on disposition of assets	(160)	(50)	(4)
Gain on sale of short term investments	0	(15)	0
Changes in operating assets and liabilities:
Accounts receivable	(5,754)	(9,591)	(8,348)
Prepaid expenses and other assets	(1,662)	948	799
Accounts payable	712	(641)	1,562
Accrued liabilities	1,944	(2,660)	1,126
Unearned revenue	506	1,244	(120)

Total adjustments	103,256	102,899	102,901

Net cash provided by operating activities	104,156	98,311	151,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,901)	(76,078)	(98,104)
Acquisition of businesses, net of cash acquired	(7,500)	(164,795)	(29,622)
Sale of discontinued operations	0	0	10,749
Maturities of certificates of deposit	0	35,050	6,105
Proceeds from sale of short term investments	0	23,975	0
Investment in certificates of deposit and other short term investments	(35,050)	(30,024)	(1,220)
Investment in Tower Cloud, Inc.	(1,500)	(328)	(7,883)
MDU signing bonuses and other intangible expenditures	(950)	(768)	(768)
Proceeds from sale of property	266	122	75
Change in restricted cash	(45)	(676)	(763)

Net cash used in investing activities	(99,680)	(213,522)	(121,431)

KNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2009	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	0	720,000	20,000
Principal payments on debt and short-term borrowings	(17,467)	(594,662)	(9,684)
Expenditures related to issuance and modification of long term debt	(1,831)	(8,604)	(4,870)
Stock options exercised	1,476	1,581	2,216

Net cash provided by (used in) financing activities	(17,822)	118,315	7,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,346)	3,104	37,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,362	44,016	47,120

CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,016	$47,120	$84,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$39,532	$44,040	$34,167

Non-cash financing activities: Debt acquired in capital lease transactions	$7,140	$4,129	$2,980

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

On June 15, 2011, the Company completed its acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. Subsequently, on July 22, 2011, the Company sold those same assets of the Troy, Alabama operations. The financial position and results of operations for these properties are included in the Company’s consolidated financial statements since the date of acquisition and prior to the date of sale.

2. Summary of Significant Accounting Policies

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of accounts receivable, valuation of investments, valuation of stock based compensation, useful lives of property, plant and equipment, installation cost capitalization, recoverability of goodwill and intangible

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

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

As of December 31, 2010 and 2011, the Company had $1,401 and $2,164, respectively, of cash that was restricted in use, all of which was pledged as collateral related to certain insurance, franchise and surety bond agreements.

Allowance for doubtful accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. The Company writes off and sends to collections any accounts receivable approximately 110 days past due. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31	Balance at beginning of period	Charged to operating expenses	Write-offs	Recoveries	Balance at end of period
2009	$1,014	$5,774	$6,701	$1,131	$1,218
2010	$1,218	$6,917	$7,943	$1,247	$1,439
2011	$1,439	$8,191	$9,285	$1,578	$1,923

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Depreciation expense for the years ended December 31, 2009, 2010 and 2011 was $88,164, $84,500 and $91,494, respectively. Inventories are valued at the lower of cost (determined on a weighted average basis) or market and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

Goodwill and intangible assets

Summarized below are the carrying values and accumulated amortization of intangible assets that will continue to be amortized under the Financial Accounting Standards Board (“FASB”)’s accounting guidance, as well as the carrying value of goodwill as of December 31, 2010 and 2011.

	2010	2011	Weighted average amortization period (years)
Customer base	$27,103	$28,572	9.2
Other	7,107	9,101	6.9

Gross carrying value of intangible assets subject to amortization	34,210	37,673
Less: Accumulated amortization
Accumulated amortization, customer base	7,853	11,129
Accumulated amortization, other	1,880	4,578

Total accumulated amortization	9,733	15,707

Net carrying value	24,477	21,966
Goodwill	253,933	267,685

Total goodwill and intangibles	$278,410	$289,651

The Company assesses the impairment of identifiable long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the appropriate FASB guidance. Factors considered important and that could trigger an impairment review include the following:

•	significant underperformance of assets relative to historical or projected future operating results;

•	significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

•	significant negative industry economic trends.

Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment. In accordance with FASB guidance, each separate geographic operating unit is identified for goodwill impairment testing purposes. These geographic operating units meet the requirements to be reporting units as they are businesses (and legal entities) in which separate internal financial statements are prepared, including a balance sheet, statement of operations and a statement of cash flows. Also, the Company evaluates the business and measures operating performance on a geographic operating unit basis.

The Company follows the appropriate FASB guidance, which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Management must decide, on the basis of qualitative information, whether it is more than 50% likely that the fair value of a reporting unit is less than its carrying amount. If so, management will continue applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per FASB guidance, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. But, if management concludes that fair value exceeds the carrying amount, neither of the two steps in the goodwill test is required. The Company has adopted January 1 as the evaluation date and have performed a qualitative analysis as of January 1, 2012, and no impairment was identified. Based on the results of the analysis, management believes it is more than 50% likely the fair value of each reporting units exceeds its carrying value. The Company recorded no impairment loss to goodwill as of January 1, 2010, 2011 and 2012.

The qualitative factors considered, but were not limited to, changes in macroeconomic conditions; changes in industry and market conditions; changes in operating expense; changes in financial performance including earnings and cash flows; and changes in the company’s market capitalization.

A summary of changes in the Company’s goodwill and other intangibles related to continuing operations during the years ended December 31, 2011 and 2010 is as follows:

	December 31, 2010	Acquisitions	Amortization and other activity	December 31, 2011
Goodwill	$255,227	$15,838	$(2,086)	$268,979
Accumulated Impairment	(1,294)	0	0	(1,294)
Customer Base	19,250	2,100	(3,907)	17,443
Other	5,227	0	(704)	4,523

Total goodwill and intangibles	$278,410			$289,651

	December 31, 2009	Acquisitions	Amortization and other activity	December 31, 2010
Goodwill	$151,035	$104,192	$0	$255,227
Accumulated Impairment	(1,294)	0	0	(1,294)
Customer Base	8,661	13,000	(2,411)	19,250
Other	2,148	2,995	84	5,227

Total goodwill and intangibles	$160,550			$278,410

Amortization expense related to intangible assets was $2,538, $3,094 and $4,748 for the years ended December 31, 2009, 2010 and 2011, respectively. If incurred, the company capitalizes the costs incurred to renew or extend the costs of a recognized intangible asset.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Scheduled amortization of intangible assets for the next five years as of December 31, 2011 is as follows:

2012	$3,221
2013	3,171
2014	2,962
2015	2,962
2016	1,820
Thereafter	7,830

$21,966

Deferred debt issuance and debt modification costs

Deferred debt issuance and debt modification costs include costs associated with the issuance, refinancing and modification of debt and credit facilities (see Note 4). Deferred debt issuance and debt modification costs are amortized to interest expense over the contractual term of the debt using the effective interest method. Deferred debt issuance and debt modification costs and the related useful lives and accumulated amortization as of December 31, 2010 and 2011 are as follows:

	2010	2011	Amortization Period (Years)
Previous deferred debt issuance costs	$7,544	$8,167	5-7
Expenditures related to bank loans	8,604	4,870	5-7
Costs amortized to interest expense	(2,730)	(2,203)
Writeoff of costs due to debt extinguishment	(5,251)	0

Deferred debt issuance costs, net	$8,167	$10,834	5-7

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

On December 19, 2007, the Company entered into a second interest rate swap contract to mitigate interest rate risk on an initial notional amount of $59,000, amortizing 1% annually, in connection with the incremental term loan associated with the acquisition of Graceba Total Communications Group, Inc. (“Graceba”). The swap agreement became effective January 4, 2008 and ended on September 30, 2010.

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

Until the December 31, 2008 reset of the borrowing rate on the $59,000 term loan, changes in the fair value of the Company’s swap agreements were recorded as “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet, and the swap in variable to fixed interest rate was recorded as “Interest expense” on the consolidated statement of operations when the interest was incurred. Starting with the reset of the borrowing rate on December 31, 2008, changes in the fair value of the interest rate swaps are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the consolidated statement of operations as they are incurred. The remaining balance in “Accumulated other comprehensive loss” in the stockholders’ equity section of the consolidated balance sheet that was related to the interest rate swaps was amortized as “Amortization of deferred loss on interest rate swaps” on the consolidated statement of operations over the remaining life of the derivative instruments. The Company recorded amortization expense related to the deferred loss on interest rate swaps in the amounts of $18,120, $9,450 and $0 for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2010, the entire remaining amount in accumulated other comprehensive loss relating to these interest rate swaps had been amortized.

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $400,000 of the floating rate debt at 1.98% as of December 31, 2011.

The notional amount for the next annual period is summarized below:

Start date	End date	Amount
October 3, 2011	January 2, 2012	$379,000
January 3, 2012	April 2, 2012	$362,800

As with the previous two interest rate swaps, this interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the consolidated statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the consolidated statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of all interest rate swaps in the amounts of $16,225, $4,646 and $5,402 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Unlike the other interest rate swaps, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the consolidated statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of December 31, 2011.

Valuation of long-lived assets

In accordance with FASB accounting guidance, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The Company evaluated these assets as of December 31, 2011, and no impairment was identified.

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

Stock-based compensation

The Company utilizes the recognition provisions of the related FASB accounting guidance for stock-based employee compensation. As a result, the Company recorded $6,198, $6,409 and $6,652 of non-cash stock compensation expense, which was included in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2009, 2010 and 2011, respectively. See Note 8—Equity Interests for further discussion of the assumptions used in calculating non-cash stock compensation expense.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Investments

Investments and equity ownership in associated companies consisted of the following as of December 31, 2010 and 2011:

	2010	2011
Rio Holdings, Inc. (“Rio Holdings”)	$890	$890
PrairieWave Condominium Association (“PWCA”)	1,293	1,293
Tower Cloud, Inc. (“Tower Cloud”)	1,828	9,711

Total investments	$4,011	$11,894

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

As of December 31, 2011, the Company, through its wholly owned subsidiaries, owned approximately 30,345,302 shares, or 11.61%, of the series A preferred stock of Tower Cloud. The Company’s investment in Tower Cloud is accounted for under the cost method of accounting adjusted for impairment write downs. The Company did not estimate the fair value of the investment in Tower Cloud since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Accrued liabilities

Accrued liabilities as of December 31, 2010 and 2011 consisted of the following:

	2010	2011
Accrued trade expenses	$7,136	$7,464
Accrued property and other taxes	1,904	1,208
Accrued compensation	6,430	5,428
Accrued interest	4,890	7,484

Total accrued liabilities	$20,360	$21,584

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

•	Level 3—Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are summarized below:

	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$22,324	$0	$22,324

Total liabilities	$0	$22,324	$0	$22,324

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$6,699	$0	$6,699

Total liabilities	$0	$6,699	$0	$6,699

The Company used a discounted cash flow analysis applied to the LIBOR forward yield curves to value the interest rate swaps on its balance sheet at December 31, 2011. In addition, the value of the interest rate floor portion of the interest rate swaps is determined with an option pricing model where the value is equal to the value of a series of interest rate options with expirations equal to the payment dates of the interest rate swaps through maturity.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On December 31, 2011, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $723,034, compared to a carrying value of $735,913.

Revenue recognition

Knology accounts for the revenue, cost and expense related to residential cable services (including video, voice, data and other services) in accordance with the proper FASB accounting guidance relating to financial reporting by cable television companies. These deliverables together constitute “Cable Services” for the Company and are bundled together in various combinations to our customers. All deliverables are billed in advance on a monthly basis and revenue is recognized in the same manner with the passage of time for these deliverables. The revenues are allocated between these deliverables based upon the relative estimated selling price of each component which is the same for all customers in a market taking the particular package sold. The deliverables in the arrangement do not qualify as separate units of accounting since there is no right of return associated with the delivered portion of the services. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs, or commissions, have exceeded installation revenue in all reported periods and are expensed as period costs in accordance with the FASB guidance. Credit risk is managed by disconnecting services to customers who are delinquent.

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

Advertising costs

The Company expenses all advertising costs as incurred. Approximately $7,832, $7,655 and $8,761 of advertising expenses are recorded in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2010, and 2011, respectively.

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

Net income (loss) per share

With regards to earnings per share, the Company follows the appropriate FASB accounting guidance, which requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants (1,000,000 in 2009 and 2010 and 995,000 in 2011), stock options (3,135,552, 3,217,895 and 3,617,522 shares in 2009, 2010 and 2011, respectively, using the treasury stock method) and preferred stock (zero shares in 2009, 2010 and 2011) were not included in the computation of diluted EPS as their effect was antidilutive. The warrants expire in December 2013, and each warrant is a right to buy one share of common stock at an exercise price of $9.00 per share.

Recently adopted accounting pronouncements

In September 2011, the FASB issued new accounting guidance simplifying how all entities test goodwill for impairment. The new guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. The Company elected early adoption of this guidance, which did not have a material impact on the Company’s results of operations or financial position.

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

3. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of employment. The Plan provides for a matching contribution at the discretion of the board up to 8% of eligible contributions. The Company contributions for the years ended December 31, 2009, 2010, and 2011 were $1,074, $1,480 and $1,758, respectively.

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

On October 15, 2010, the Company entered into a new credit agreement that provided for a $770,000 second credit facility with proceeds used to partially fund the $165,000 Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The new credit agreement includes a $50,000 revolving credit facility, a $175,000 Term Loan A and a $545,000 Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8,750, $8,750, $17,500 and $26,250 in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity.

On February 18, 2011, the Company amended and restated the new credit agreement (the “Amended and Restated Credit Agreement”). The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the incremental borrowings of the facility from $200,000 to $250,000, and the Term Loan A principal was increased $20,000 with the proceeds to be used to partially fund the future acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Long-term debt at December 31, 2010 and 2011 consisted of the following:

	2010	2011
Term Loan A, at a rate of LIBOR plus a margin ranging from 2.5% to 3.25% (3.27% total rate at December 31, 2011), with annual principal amortization as noted above, principal payable quarterly with final principal and any unpaid interest due February 18, 2016	$175,000	$195,000
Term Loan B, at a rate of LIBOR plus 3%, with a LIBOR floor of 1% (4% total rate at December 31, 2011), with $5,450 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due August 18, 2017	545,000	540,913
Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	11,312	8,695

	731,312	744,608
Less current portion of long-term debt	9,561	17,375

Total long-term debt, net of current portion	$721,751	$727,233

Following are maturities of long-term debt for each of the next five years as of December 31, 2011

2012	$17,375
2013	16,521
2014	21,615
2015	29,599
2016	145,823
Thereafter	513,675

Total	$744,608

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

As of December 31, 2011, the Company was in compliance with its debt covenants.

5. Operating and Capital Leases

The Company leases office space, utility poles, and other assets for varying periods, some of which have renewal or purchase options and escalation clauses. Leases that expire are generally expected to be renewed or replaced by other leases. Total rental expense for all operating leases was approximately $5,427, $4,983 and $6,445 for the years ended December 31, 2009, 2010, and 2011, respectively. Future minimum rental payments required under the operating and capital leases that have initial or remaining non-cancelable lease terms, in excess of one year as of December 31, 2011, are as follows:

	Capitalized Leases	Operating Leases
2012	$5,998	$5,768
2013	2,412	4,579
2014	874	3,283
2015	90	2,552
2016	62	2,061
Thereafter	12	5,107

Total minimum lease payments	$9,448	$23,350

Less imputed interest	753

Present value of minimum capitalized lease payments	8,695
Less current portion	5,362

Long-term capitalized lease obligations	$3,333

The Company recorded $7,140, $4,608 and $2,980 for the years ended December 31, 2009, 2010 and 2011, respectively, as property, plant and equipment due to capital lease transactions for Video on Demand equipment, the buildout of various multiple dwelling units, and other properties. The Company had $20,479 and $23,460 of gross capitalized leases recorded as property plant and equipment at December 31, 2010 and 2011, respectively.

The accumulated amortization associated with these capitalized leases was $6,342 and $9,673 at December 31, 2010 and 2011, respectively. The amortization of the capital leases is recorded in “Depreciation and amortization” on the consolidated statement of operations along with other property, plant and equipment. The base rentals recorded to the multiple dwelling unit capital leases are contingent upon the Company acquiring subscribers. The Company has agreed to pay various amounts per subscriber to the lessors as the base monthly rentals. The lease terms are generally seven years. In accordance with the proper FASB guidance relating to accounting for leases, the Company has projected the number of subscribers to record the capital asset and liability and will update the projections to actual subscribers on an annual basis.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

6. Commitments and Contingencies

Purchase commitments

The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee for the programming services, generally based on the number of video subscribers to the program, although some fees are adjusted based on the total number of video subscribers to the system and/or the system penetration percentage. These contracts generally last for three or more years with annual price adjustments. Total programming fees were approximately $88,736, $98,450 and $113,241 for the years ended December 31, 2009, 2010, and 2011, respectively. The Company estimates that it will pay approximately $128,248, $138,246 and $148,900 in programming fees under these contracts in 2012, 2013 and 2014, respectively. As of December 31, 2011, approximately 63% of our programming was sourced from the National Cable Television Cooperative, which also handles our contracting and billing arrangements on this programming.

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

Unused Letters of Credit

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of December 31, 2011, which reduces the funds available under the $50,000 five-year senior secured revolving loan and letter of credit facility.

7. Income Taxes

The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2009, 2010, and 2011:

	2009	2010	2011
Current
Federal	$0	$0	$0
State	0	0	0

Total Current	0	0	0

Deferred
Federal	(11,099)	(4,021)	17,097
State	(979)	478	1,171

Total Deferred	(12,078)	(3,543)	18,268
(Increase) decrease in valuation allowance	12,078	3,543	(18,268)

Income tax benefit (provision)	$0	$0	$0

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

In June 2011, the Company purchased the Fort Gordon, Georgia and Troy, Alabama cable and broadband operations of CoBridge Broadband, LLC. The acquisition was structured as an asset acquisition with the purchase price being allocated to the basis of the assets acquired. The tax allocation of the purchase price resulted in $15,900 of goodwill and $1,500 of other intangibles that will be amortized for tax purposes over 15 years. As an asset acquisition, the Company did not acquire any tax attributes of CoBridge.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2010 and 2011 are as follows:

	2010	2011
Current deferred tax assets:
Inventory reserve	$34	$50
Allowance for doubtful accounts	536	720
Other	612	493
Valuation allowance	(1,182)	(1,263)

Total current deferred taxes	0	0

Non-current deferred tax assets:
Net operating loss & other attributes carryforwards	83,719	96,217
Deferred revenues	242	295
Depreciation and amortization	(52,830)	(78,273)
Goodwill amortization	5,328	2,486
Investment marked to market	4,987	5,257
Compensation and benefits	1,258	496
Change in value of interest rate hedge	2,638	511
Other	306	310
Valuation allowance	(45,648)	(27,299)

Total non-current deferred tax assets	0	0

Net deferred income taxes	$0	$0

In 2009, the Company entered into an interest rate swap that was still effective as of December 31, 2011. The interest rate swap is not designated as a hedge for financial reporting purposes. As such, changes in the fair value of the interest rate swap are recorded as a gain or loss in the “Other income (expense)” section of the statement of operations as they are incurred. Pursuant to current income tax laws and regulations, the Company does not record the fair value of the derivative or recognize any charges to income. Therefore, the $1,297 loss on change in fair value recorded for financial purposes results in a $511 deferred tax asset at December 31, 2011.

Additionally, in February 2011, the Company entered into two new interest rate swaps that are effective as of December 31, 2011. Unlike the other interest rate swap, these two new interest rate instruments are designated as hedges under the appropriate FASB guidance. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. Pursuant to current income tax laws and regulations, for tax purposes the Company also recognizes the swap as interest expense, resulting in no deferred tax.

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

At December 31, 2011, the Company had available federal net operating loss carryforwards of approximately $247,000 that expire from 2012 to 2028. Approximately $75,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company as defined in the Internal Revenue Code. In addition, the Company had approximately $733 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $620,000. Of this amount, approximately $268,000 is subject to $45,000 in annual limitations due to an ownership change of the Company, resulting in $351,000 of useable state net operating loss carryforwards. Unless utilized, the state carryforwards expire from 2014 to 2030. For 2011, management has recorded a total valuation allowance of $28,562 against its deferred tax assets including the operating loss carryforwards.

At December 31, 2010, the Company had available federal net operating loss carryforwards of approximately $215,000 that expire from 2011 to 2028. Approximately $75,000 of this carryforward is subject to annual limitations due to a change in ownership of the Company, as defined in the Internal Revenue Code. In addition, the Company had approximately $2,700 in federal net operating losses from share-based payment awards for which it has not recorded a financial statement benefit as per the appropriate FASB guidance. The Company also had various state net operating loss carryforwards totaling approximately $619,000. Of this amount, approximately $268,000 is subject to $45,000 in annual limitations due to an ownership change of the Company, resulting in $351,000 of useable state net operating loss carryforwards Unless utilized, the state net operating loss carryforwards expire from 2014 to 2029. For 2010, management has recorded a total valuation allowance of $46,830 against its deferred tax assets including the operating loss carryforwards.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2009, 2010, and 2011 is as follows:

	2009	2010	2011
Income tax benefit at statutory rate	34%	35%	35%
State income taxes, net of federal benefit	16%	208%	2%
Meals & Entertainment	0%	(31)%	2%
Rate Differential	0%	488%	0%
NOL & Charitable Contribution Expiration	0%	(2,391)%	0%
Disqualifying Dispositions of ISO’s and Restricted Stock	(11)%	(177)%	(2)%
Other	(3)%	19%	1%

	36%	(1,849)%	38%

(Increase) decrease in valuation allowance	(36)%	1,849%	(38)%

Income tax benefit (provision)	0%	0%	0%

On January 1, 2007, the Company adopted the provisions of the FASB related to accounting for uncertainty in income taxes. At the date of adoption, and as of December 31, 2011, the Company did not have a liability for uncertain tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Company’s 2008 through 2011 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

8. Equity Interests

Knology, Inc. stock award plans

In 2008, the board of directors and stockholders approved the Knology, Inc. 2008 Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the issuance of up to 3,750,000 shares of common stock pursuant to stock option and other stock-based awards. The maximum number of shares of common stock that may be granted under the 2008 Plan to any one person during any one calendar year is 300,000. The aggregate dollar value of any share-based award that may be paid to any one participant during any one calendar year under the 2008 Plan is $3,000. The 2008 Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the plans are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price shall be determined by the board of directors, provided that the exercise price shall not be less than the fair value of the common stock at the date of grant. The options have a vesting period of 4 years and expire 10 years from the date of grant. As of December 31, 2011, there are approximately 3,609,933 shares remaining available for future issuance under the 2008 Plan.

Stock-based compensation expense

The Company utilizes the recognition provisions of the related FASB accounting guidance for stock-based employee compensation. The following represent the expected stock option compensation expense of all stock-based compensation plans for the next five years assuming no additional grants.

2012	$4,899
2013	3,884
2014	1,581
2015	315
2016	0

$10,679

Stock options

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions in 2009, 2010, and 2011:

Common	2009	2010	2011
Risk-free interest rate	1.82-2.71%	1.27-2.55%	0.83-2.27%
Expected dividend yield	0%	0%	0%
Expected lives	Four years	Four years	Four years
Expected forfeiture rate	7.5%	1.25%	2.26%
Expected volatility	159%	53%	51%

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

A summary of the status of the Company’s stock options as of December 31, 2011 is presented in the following table:

	Common shares	Weighted average exercise price per share	Weighted average fair value price per share	Weighted average remaining contractual life	Intrinsic Value
Outstanding as of December 31, 2008	3,652,921	$8.20		7.14	$3,899
Granted	399,711	5.72	$3.36
Forfeited	(99,384)	10.61
Expired	(199,319)	18.19
Exercised	(618,377)	2.39			$4,475

Outstanding as of December 31, 2009	3,135,552	$8.32		6.91	$11,054

Granted	386,127	11.44	$9.83
Forfeited	(18,604)	9.44
Expired	(9,324)	8.49
Exercised	(275,856)	5.73			$2,105

Outstanding as of December 31, 2010	3,217,895	$8.91		6.36	$21,819

Granted	798,904	14.72	$6.74
Forfeited	(67,865)	12.12
Expired	(16,207)	11.33
Exercised	(315,205)	7.04			$2,407

Outstanding as of December 31, 2011	3,617,522	$10.28		6.29	$15,104

Exercisable shares as of December 31, 2011	2,181,183	$8.76		4.92	$12,307

Cash received from option exercises under all share-based payment arrangements was $1,476, $1,582 and $2,216 for the years ended December 31, 2009, 2010 and 2011, respectively. There were no actual tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2009, 2010 and 2011.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

Common shares

Range of exercise prices	Outstanding as of 12/31/2011	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/2011	Weighted average exercise price
$1.70-$5.42	887,643	4.84	$3.59	715,216	$3.17
$6.87-$10.93	713,741	4.52	$8.87	631,929	$8.68
$11.17-$13.51	1,046,616	6.82	$12.70	621,247	$13.10
$13.54-$15.56	763,333	9.20	$14.78	8,901	$14.51
$15.57-$18.30	206,189	5.40	$16.69	203,890	$16.69

	3,617,522			2,181,183

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

As of December 31, 2011, 2,181,183 options for the Company’s common shares with a weighted average of $8.76 per share were exercisable by employees of the Company. As of December 31, 2010, 2,019,254 options for the Company’s common shares with a weighted average price of $7.89 per share were exercisable by employees of the Company. As of December 31, 2009, 1,707,775 options for the Company’s common shares with a weighted average of $6.90 per share were exercisable by employees of the Company.

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

On February 15, 2011, the Company granted 138,000 shares of performance-based restricted shares with a market value of $2,147 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

On April 19, 2011, the Company granted 236,000 shares of performance-based restricted shares with a market value of $3,309 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

A summary of the status of the Company’s restricted stock as of December 31, 2011 is presented in the following table:

	Common shares	Weighted average grant date fair value
Nonvested as of December 31, 2008	763,001	$12.99
Activity during 2009:
Granted	153,000	5.66
Forfeited	0
Vested	(279,720)	13.00

Nonvested as of December 31, 2009	636,281	$11.23
Activity during 2010:
Granted	137,405	11.17
Forfeited	(18,045)	9.68
Vested	(323,022)	11.90

Nonvested as of December 31, 2010	432,619	$10.77
Activity during 2011:
Granted	374,000	14.59
Forfeited	(1,000)	13.51
Vested	(292,654)	11.48

Nonvested as of December 31, 2011	512,965	$13.14

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

Total non-cash stock compensation expense related to these restricted stock grants was approximately $3,878, $3,344 and $2,996 for the years ended December 31, 2009, 2010, and 2011, respectively. The total non-cash stock compensation expense for all stock based compensation was approximately $6,198, $6,409 and $6,652 for the years ended December 31, 2009, 2010, and 2011, respectively.

9. Related Party Transactions

The Company participated in an agreement with ITC Holding Co., LLC, Enon Plantation, Inc., J. Smith Lanier & Co. and Kenzie Lane Ventures, LLC regarding the joint ownership of an aircraft. ITC Holding Co., LLC and Enon Plantation, Inc. are primarily owned by a member of the Company’s board of directors. The travel costs incurred by the Company for use of the aircraft were approximately $89, $214 and $100 for the years ended December 31, 2009, 2010, and 2011, respectively.

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

The following table summarizes the allocation of purchase price to the fair values of the assets acquired, net of liabilities, as of November 17, 2009. The allocation adjustments have been finalized as of December 31, 2010.

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

Sunflower Broadband

On October 15, 2010, the Company completed its acquisition of Sunflower, a provider of video, voice and data services to residential and business customers in Douglas County, Lawrence, Kansas and the surrounding area. The Company’s purchase of Sunflower is a strategic acquisition that maintains the Company’s strategic niche, operating in secondary and tertiary markets with favorable demographics and positive economic growth characteristics. The acquisition also offers attractive edge-out possibilities, tack-on acquisition and larger acquisition opportunities bridging the Company’s Southeast and Upper Midwest footprints.

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

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired, net of liabilities, as of October 15, 2010.

October 15, 2010
Assets acquired:
Accounts receivable	$2,162
Prepaid expenses	595
Property, plant and equipment	46,705
Goodwill	104,491
Customer base	13,000
Intangible and other assets	3,175

Total assets acquired	170,128
Liabilities assumed:
Accounts payable	3,262
Accrued liabilities	671
Unearned revenue	910
Long term debt	490

Total liabilities assumed	5,333

Purchase price, net of cash acquired of $205	$164,795

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

In order to fund the $30,000 purchase price, the Company used $10,000 of cash on hand and $20,000 from the additional Term Loan A proceeds received in connection with the debt repricing transaction (see Note 4 – Long-Term Debt). The financial position and results of operations for the new operations are included in the Company’s consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented as the acquisition was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed, was $29,622. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company purchased the assets, the goodwill is deductible for tax purposes.

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired, net of liabilities, as of June 15, 2011.

June 15, 2011
Assets acquired:
Accounts receivable	$519
Prepaid expenses	125
Property, plant and equipment	13,226
Goodwill	15,539
Customer base	2,100

Total assets acquired	31,509
Liabilities assumed:
Accounts payable	1,032
Accrued liabilities	301
Unearned revenue	554

Total liabilities assumed	1,887

Purchase price, net of cash acquired of $2	$29,622

For the year ended December 31, 2011, it is impracticable for the Company to provide the financial results of the new acquisitions since they were absorbed by the operations of the Augusta and Dothan divisions. We do not record the revenues or expenses for the acquisitions separately from the divisions and no separate financial statements are produced.

11. Disposal of Discontinued Operations

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

Knology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share)

12. Subsequent Events

Subsequent to year end, on January 9, 2012, the Company closed on the acquisition of E Solutions Corporation for $13,600 cash. E Solutions is a premiere provider of colocation and data center services, operating two state-of-the-art SAS 70 Type II certified data centers in Tampa, FL. The Company funded the acquisition with cash on hand. The operations of E Solutions represent approximately $4,000 in expected annual revenues (unaudited).