Form 10-K/A
period 2011-12-31
KNOLOGY INC
filed 2012-04-27
CIK 1096788

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

The number of shares outstanding of the registrant’s common stock as of April 13, 2012 was 38,635,450 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2011. Because of our pending merger with a subsidiary of WideOpenWest, LLC (“WOW!”), we have not scheduled our annual meeting of stockholders. If the merger is completed as expected during 2012, then we will not hold an annual meeting of stockholders because we will be a wholly owned subsidiary of WOW!. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of Knology, Inc.’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Provided below are biographies of each of the officers and directors listed in the table above. Some of Knology’s officers served as officers of its subsidiary, Knology Broadband, Inc. (Broadband) prior to Knology’s formation in September 1998. In the following biographies, Knology has included service with Broadband as service with Knology.

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

M. Todd Holt has served as our President since July 2008. Mr. Holt served as President and Chief Financial Officer from April 2009 to February 2011, and served as Chief Financial Officer from August 2005 to July 2008. Mr. Holt was Knology’s Corporate Controller from January 1998 to July 2005. Mr. Holt is a member of the American Institute of Certified Public Accountants and previously practiced public accounting as an audit manager with Ernst & Young.

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

Alan A. Burgess has been one of our directors since January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Accenture (formerly Andersen Consulting). Over his 30-year career he held a number of positions with Accenture, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989, he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Accenture’s Global Management council and was a member of the Partner Income Committee. Mr. Burgess is a nominee for Class I director.

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

Campbell B. Lanier, III has been one of our directors since November 1995 and currently serves as our Lead Director, having served as our Chairman of the Board from September 1998 until July 2008. Mr. Lanier is the Chairman and Chief Executive Officer of ITC Holding Company, LLC, a diversified holding company headquartered in West Point, Georgia. His investment activities span more than 30 years and have focused on early stage investments in communications, technology, and financial services. He has served as a director of ITC since the company’s inception in 1989 as a corporation. He currently serves as Senior Director of Kinetic Ventures, a leading venture capital investor in high growth information, communications, and power/clean technology companies. Mr. Lanier also serves as General Partner for ITC Partners Fund I, LP, an early stage investor in high growth technology and services companies; Chairman and CEO of Magnolia Holding Company, an investor in prepaid services and online restaurant equipment and supply companies; and Chairman or Director of numerous portfolio companies. Earlier in his career, he co-founded Interstate Communications (Telecom*USA), which was acquired by MCI for $1.2 billion in 1990. Mr. Lanier was the founding investor and Chairman of Powertel (now T-Mobile), which was acquired by Deutsche Telecom for $4.2 billion in 2000. He was also the founding investor for Mindspring, which was valued at $1 billion at the time of its merger with Earthlink, as well as the founding investor of ITC^DeltaCom, InterCall, and Firethorn. He has previously served as Managing Director of South Atlantic Private Equity Fund, IV, Limited Partnership.

William H. Scott, III has been one of our directors since November 1995. He served as President of ITC Holding Company, Inc. from December 1991 and was a director of that company until its sale in May 2003. Mr. Scott is a private investor in and serves as a director of several private companies.

Corporate Governance

Independent Directors and Lead Director

Our board of directors currently consists of six directors. The board of directors has determined that a majority of those directors, Messrs. Lanier, Burgess, Burton, Gabbard and Scott, are independent as defined by the rules of NASDAQ. The independent directors serving on the Company’s board of directors have appointed Mr. Lanier to serve as the board’s Lead Director. As Lead Director, Mr. Lanier serves as a liaison between the Chief Executive Officer and the other directors.

Board Composition

The Company’s board of directors is comprised of individuals with diverse experience at policy-making levels in a variety of industries and businesses in areas that are relevant to the Company’s activities. Each director was nominated on the basis of the unique experience, qualifications, attributes and skills that he brings to the board, as well as how those factors blend with those of the others on the board as a whole. On an individual basis:

•

Mr. Johnson brings to the Company his extensive management experience, including a number of years in the telecommunications industry prior to joining Knology. Mr. Johnson also has substantial knowledge of the Company having served as its Chief Executive Officer and as a director for 12 years.

•

Mr. Burgess has significant experience with information technology, gained from a 30 year career with Accenture focused on information technology consulting. Mr. Burgess also brings experience and insight to the board with respect to regulated industries, internal controls, financial reporting and information systems.

•

Mr. Burton has extensive experience as a venture capitalist working with both private and public companies from the start-up stages through their exit strategy. Mr. Burton also has served as a director of several public and private companies and a general partner in venture capital and private equity investment vehicles. Mr. Burton provides valuable insight into the stockholder’s perspective on value creation and strategic decisions.

•

Mr. Gabbard brings management and industry experience having served in executive positions with several companies in the communications industry. Mr. Gabbard brings particular insight to the board in the technology sector and strategic planning and financial oversight.

•

Mr. Lanier has extensive knowledge of the Company’s business and financial position, having served as a director since 1995 and as Chairman of the Board from 1998 to 2008. Mr. Lanier has a distinguished record as an entrepreneur and early stage investor in the telecom, technology and financial services industries and has served and continues to serve as a director for several private companies.

•

Mr. Scott brings extensive knowledge of the Company having served as a director since 1995. Mr. Scott also brings leadership experience as well as operational and accounting expertise, having served as a director of several private companies. Mr. Scott has experience with regard to the financial management of regulated companies.

Committees of the Board

The board of directors currently has the following standing committees, which meet on a regularly scheduled basis: Audit Committee; Compensation and Stock Option Committee; and Nominating Committee.

Audit Committee

The Audit Committee consists of Messrs. Burgess, Gabbard and Scott, with Mr. Gabbard serving as chairman. Each of the members of the Audit Committee is independent under the rules of NASDAQ and the SEC, which means that, among other things, these directors are not our officers or employees and are free from any relationship that would interfere with their exercise of independent judgment as members of this Committee. The board of directors has determined that one member of the Audit Committee, Mr. Gabbard, is an audit committee financial expert as defined under the rules of the SEC and otherwise financially sophisticated under the rules of NASDAQ. The Audit Committee operates under a written charter approved by the board of directors, which may be viewed online on our website at www.knology.com.

The Audit Committee is responsible for the selection, retention and compensation of our independent registered public accounting firm. The Audit Committee also reviews and makes recommendations with respect to the review and scope of audit arrangements; the independent accountants’ suggestions for strengthening internal controls; matters of concern to the Audit Committee, the independent accountants, or management relating to our financial statements or other results of the annual audit; the review of internal controls with our financial and accounting staff; the review of the activities and recommendations of our accounting staff; the review of the Company’s risk assessment and risk management; and the review of financial statements and other financial information that we publish.

Nominating Committee

Our Nominating Committee is responsible for, among other things, reviewing our board of directors’ structure, composition, and practices, and making recommendations on these matters to the board of directors, as well as reviewing, soliciting and making recommendations to the board of directors and stockholders with respect to candidates for election to the board of directors.

Mr. William H. Scott is the current member of our Nominating Committee. Mr. Scott is independent under the rules of NASDAQ. The Nominating Committee operates under a written charter adopted by the board of directors, which may be viewed online on our website at www.knology.com. There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee is responsible for determining and making recommendations to the board of directors concerning executive compensation, including base salaries, bonuses (and the basis for bonus awards), stock options, restricted stock and other benefits. The committee also periodically reviews and evaluates the risk involved with our compensation policies and practices and the relationship of such policies and practices to the Company’s overall risk and management of that risk. The members of the Compensation and Stock Option Committee are Messrs. Burton, Gabbard and Scott, all of whom are independent under the rules of NASDAQ. Mr. Scott serves as chairman of the Compensation and Stock Option Committee. The Compensation and Stock Option Committee operates under a written charter adopted by the board of directors, which may be viewed online on our website at www.knology.com. To the extent permitted by applicable legal requirements and/or listing standards, the Compensation and Stock Option Committee may delegate specified duties and responsibilities to a subcommittee created by a vote of a majority of the members of the Committee. Additional information regarding the Compensation and Stock Option Committee’s processes and procedures for consideration of executive compensation, including the role of compensation consultants and executive officers in determining or recommending the amount or form of executive compensation, is provided in the “Compensation Discussions and Analysis” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and 10% beneficial owners file reports with the SEC indicating the number of shares of any class of our equity securities they owned when they became a director, executive officer or 10% beneficial owner and any changes thereafter in their ownership of our equity securities. These reports are required by Section 16(a) of the Securities Exchange Act of 1934, as amended. To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2011, all reports required by Section 16(a) applicable to directors, executive officers and 10% beneficial owners were timely filed by such persons, except that a stock option grant to non-employee directors was reported late on a Form 4.

Code of Ethics

We have adopted a code of ethics that applies to our employees, officers and directors, including our chief executive officer, chief financial officer, principal accounting officer and controller. This code of ethics is posted on our website located at www.knology.com. The code of ethics may be found as follows: from our main web page, first click on “Investors” and then on “Corporate Governance” and then on “Standards of Conduct.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

In the paragraphs that follow, we will provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under the program and policies with respect to our top executive officers, and the meaningful factors that we considered in making those decisions. Later in this Item 11 under the heading “Executive Compensation” is a series of tables containing specific information about the compensation earned or paid in 2011 to the following individuals, whom we refer to as our named executive officers:

•	Rodger L. Johnson, our Chairman and Chief Executive Officer

•	Robert K. Mills, our Vice President and Chief Financial Officer

•	M. Todd Holt, our President and Former Chief Financial Officer

•	Bret T. McCants, our Executive Vice President of Operations

•	Chad S. Wachter, our Vice President, General Counsel and Secretary

•	John D. Treece, our Vice President of Engineering and Chief Technical Officer

Compensation Philosophy and Objectives

The objective of our compensation program is to attract, retain and motivate qualified executives who contribute to our financial and operational success, which ultimately increases value for our stockholders. We believe that, in order to achieve this objective, our compensation program must:

•	provide our executives with total compensation opportunities at levels that are competitive for comparable positions at companies with whom we compete for talent;

•	recognize and reward individual initiative and achievement by providing significant upside opportunities for exceptional performance;

•	directly link a significant portion of executive compensation to the Company’s achievement of short-term and long-term goals and performance; and

•	closely align our executives’ interests with those of our stockholders by making stock-based incentives a core element of our compensation program.

We compensate our senior management through a combination of base salary, annual cash bonuses and equity grants that are designed to be competitive within the marketplace and to align management’s performance and incentives with the long-term interests of our stockholders. We analyze and compare our compensation levels with other companies in our industry that have similar annual revenues and also consider the compensation levels of certain other companies in the cable and telecommunications industries. Additionally, we consider the compensation levels for executives at other companies located in geographic areas which have a similar cost of living and availability of executive talent.

Our compensation programs and policies are designed to ensure that executives’ interests are closely aligned with those of our stockholders. Accordingly, a substantial portion of executive compensation, including annual cash bonuses and annual equity grants, is “at risk” and must be earned through achieving performance measurements. These awards are earned by achieving key financial measures and performance goals that are essential to both the short-term and long-term growth and success of our business, which when achieved, create value for our stockholders.

We provide competitive compensation levels in a cost-efficient manner that offer flexibility to the Company and are in the best interests of our stockholders. Our executive officers do not have individual employment contracts or severance arrangements. We did, however, adopt in 2012 a change in control plan to provide our executives with certain payments and benefits in the event their employment with the Company is terminated in connection with a change in control of the Company, as further described below. We provide no perquisites and no tax gross-ups of any kind to our executives. However, we occasionally permit our Chairman and Chief Executive Officer to use a fractionally-owned corporate jet for personal use. All of our employees are eligible to participate in a 401(k) plan with a company match, but we do not provide any special retirement plans, deferred compensation plans, or executive benefits to our executives that are not also available to all of our full-time employees. Our executives participate in our health and welfare benefit plans on the same basis and at the same cost as all of our eligible full-time employees.

Role of the Compensation and Stock Option Committee

The Compensation and Stock Option Committee assists our Board of Directors in discharging its responsibilities relating to compensation of the Company’s executive officers. The Compensation and Stock Option Committee sets and approves all compensation paid to our executives, including base salaries, cash bonuses and equity grants. In accordance with its charter, the Compensation and Stock Option Committee has established a compensation strategy to attract and retain executive talent and motivate executive officers to improve their performance and the financial and operating performance of the Company. The Committee reviews the compensation strategy annually to ensure that the program and policies support the appropriate Company objectives and align with stockholder interests.

The Compensation and Stock Option Committee reviews the performance and compensation of our Chief Executive Officer and establishes his compensation level on an annual basis. The Committee also reviews the performance and approves compensation annually for the other executive officers, after considering the recommendations of the Chief Executive Officer and the Vice President of Human Resources.

The Compensation and Stock Option Committee previously engaged compensation consultants from the Hay Group to analyze and make recommendations regarding executive compensation policies and practices. The results of this study continue to set the framework for the fundamental design for our current executive compensation plan. No compensation consultants were utilized in 2011. The Compensation and Stock Option Committee does, however, review compensation for our executive officers annually considering current compensation trends, economic conditions, the performance of the business and relevant compensation survey data. Compensation data from the Croner Company Cable and Satellite MSO Compensation Survey and the Economic Research Institute were considered in this review. This data was used to obtain a general understanding of current compensation practices and to confirm that our current compensation program and policies are competitive within the market and within our industry.

How We Determine and Assess Executive Compensation

Historically, executive compensation has been established based upon data obtained from cable and telecommunications industry compensation surveys and other survey data that provide benchmark compensation information. The Croner Company Cable and Satellite MSO Compensation Survey data includes a broad range of companies within those industries that vary widely in terms of company size and annual revenues. We do not benchmark our compensation against any particular companies within the survey, but we review the data to obtain a general understanding of current compensation practices. We also consider aggregated compensation data provided by the Economic Research Institute, which offers a broad range of executive compensation information for various classifications of executives and across various geographic locations. This database allows us to review compensation levels and practices within our industry and at companies of relatively similar size and revenues. Using this aggregated information as a guide, it has been the Company’s practice to target base salaries generally near the midpoint of the survey data and to place a significant portion of compensation at risk in the form of annual performance-based cash bonuses and performance based equity awards. As discussed below, however, as the Company’s size and revenues have grown over the past several years, our base salaries and total cash compensation opportunities have generally been below median levels for companies of comparable size within our industry.

Elements of our Compensation Program

Our compensation program consists of the following elements: base salaries, performance-based annual cash bonuses and performance-based annual long-term equity awards.

Base Salaries. We provide base salaries to our executive officers as compensation for successfully performing day-to-day job responsibilities and sustaining performance. Base salaries for our executive officers are determined by evaluating the scope of the responsibilities of the specific position, the experience of the individual executive, and the competitive marketplace for similar executive talent, including a comparison of base salaries for similar positions at comparable companies. As noted above, our historical practice has been to target base salaries generally near the median relative to companies with whom we compete for executive talent, as indicated by survey data. As the Company has experienced significant growth and increased revenues over the past several years, we have determined that our executives’ base salaries were below median relative to companies of comparable size within our industry. In order to bring our base salaries closer to the competitive median, the Compensation and Stock Option Committee approved increases in base salaries for 2011 to our named executive officers, in amounts ranging from 4.2% to 13.75% %. These increases reflect the significant increase in the annual revenues of the Company over recent years and the increasing size and complexity of the business. While these base salary increases for 2011 bring us closer to the competitive median, our executives’ base salaries remain below the midpoint of the survey data for comparable positions.

Annual Cash Incentive Bonuses. Annual bonus targets are determined by evaluating the competitive marketplace for total cash compensation for similar positions. Cash bonuses are paid annually based upon actual Company performance as compared to key performance goals that are established in advance by the Compensation and Stock Option Committee. While we generally set salaries near the midpoint of our survey information, we believe it is appropriate to set incentive bonus targets that are relatively high as compared to salaries. It is our philosophy that a significant portion of executive compensation should be performance-based and “at risk” in order to closely align the interests of our executive officers with the interests of our stockholders. We design our annual bonus compensation program to reward executives based on the Company’s achievement of pre-established goals derived from performance criteria which are the most important drivers of the Company’s success and are likely to create the best return for our stockholders. As such, these goals generally require growth in the key performance measurements of our business and are also linked to our annual budget, which is approved by our Board of Directors. The performance goals are reviewed and approved by the Compensation and Stock Option Committee early in the calendar year and are not typically adjusted during the year.

For 2011, the Compensation and Stock Option Committee established a target bonus opportunity for each of our named executive officers. Our Chief Executive Officer had a target cash bonus opportunity equal to 71% of his base salary. Our President and our Executive Vice President of Operations each had a target cash bonus opportunity of 55% of their base salaries. The other named executive officers had a target cash bonus opportunity of 40% of their base salaries. The annual cash bonus opportunities are achieved by meeting or exceeding pre-established performance goals relating to growth in revenue; earnings before interest, taxes, depreciation and amortization (EBITDA); levered free cash flow (LFCF) and revenue generating units (RGU), which measures net new connections of cable, internet or phone service. The Compensation and Stock Option Committee established aggressive performance goals at levels that were intended to be challenging to achieve. The 2011 performance goals are stated in terms of business growth objectives and consisted of revenue growth of $62 million; EBITDA growth of $30.9 million; LFCF growth of $11.9 million (excluding the impact of our incremental budgeted network expansion “edge out” investment); and RGU growth of 25,000 units. Each of the performance goals was assigned a relative weight by the Compensation and Stock Option Committee, reflecting its impact on the determination of the cash bonus payout. The EBITDA performance goal was weighted at 40%, and each of the revenue, LFCF and RGU goals were weighted at 20%. For 2011, the level of achievement of the four growth targets would fund up to 50% of the target bonus payout to the named executive officers. The remaining 50% of the target bonus payout could be achieved by exceeding the corporate EBITDA budget for 2011. The over achievement would create a bonus pool which would have been allocated to the named executive officers and other bonus eligible employees on a pro rata basis.

Bonuses are not paid for any individual performance goal if the achievement of that performance goal is less than 80% of the target. There is no cap or maximum payout for the cash bonuses. For example, if 150% of the revenue performance target is achieved, the executives would be paid 150% of their target cash bonus for that performance goal. The actual cash bonus paid to each executive officer is based upon corporate consolidated results and a blended calculation of actual performance using each of the pre-approved and weighted performance goals.

The Company’s 2011 consolidated achievement of its performance targets was 97.8%, consisting of achievement of 95% of the revenue growth target; 92% of the EBITDA growth target; 128% of the levered free cash flow target and 81% of the RGU growth target. As noted above, the 2011 corporate budget only provided for 50% of the bonus target payouts based on achievement of the performance targets, and as a result the named executive officers were paid one-half, or 48.9%, of the actual achievement of the growth targets. Since the EBITDA growth target was not exceeded, the cash bonus pool was not funded to allow for a full bonus payout. The Compensation and Stock Option Committee, considering overall bonus performance, did, however, approve an incremental discretionary bonus payout of $200,000 which was allocated to all Knology bonus eligible employees on a pro rata basis. This allocation increased each of the named executive officers bonus payouts by 1.22%.

Equity Compensation. The Compensation and Stock Option Committee recognizes the value of equity awards to retain key executive talent, align executive interests with stockholders and keep executives motivated to meet the Company’s long-term goals. The Committee assessed and evaluated various forms of equity compensation and determined that a mix of stock options and restricted stock would provide the most appropriate incentive for short and long-term performance, alignment with stockholder interests and retention value for our executive officers. Accordingly, our compensation program provides executive officers with the opportunity to earn awards of stock options and restricted stock based on the Company’s achievement of the pre-established annual performance goals.

The Compensation and Stock Option Committee annually establishes a target number of shares that each executive officer may earn, of which 60% will be granted in stock options and 40% will be granted in restricted stock. For 2011, the equity target for our Chief Executive Officer was established as 80,000 shares, the equity target for our President and our Executive Vice President of Operations was established as 30,000 shares, and the equity target for our other named executive officers was established as 20,000 shares.

The equity awards are performance based, and the named executive officers can earn more or less than their target award amount based on the Company’s consolidated performance as compared to the same pre-established performance goals used for our annual cash bonus plan described above. For example, threshold consolidated performance of 80% achievement of the performance goals will typically result in the grant of 80% of the target number of shares for each executive officer. The maximum number of shares awarded as an equity grant is 120% of the target number of shares. As noted above, the Company consolidated performance in 2011 resulted in 97.8% achievement of the performance goals. After evaluating these results, the Committee determined that executive officers should receive an equity grant equal to 100% of their target equity award level. In accordance with the pre-approved plan, executive officers received 60% of their equity award as incentive stock options and 40% of their equity award as restricted stock. The equity grants earned for 2011 performance were awarded on February 9, 2012.

The exercise price for stock options is determined by the closing price of the Company’s common stock on the day that options are granted. Stock options awarded to our executive officers vest 25% per year over a four year period, and restricted stock vests 33% each year over a three year period from the anniversary date of the grant. The Company does not have a program, plan or practice of timing equity grants with the release of material non-public information.

Perquisites and Other Benefits. We generally do not provide special perquisites to our executive officers. As previously mentioned, we occasionally permit our Chairman and Chief Executive Officer to use a fractionally-owned corporate jet for personal use. This use is typically limited to situations that promote his availability and efficiency with respect to his job responsibilities. The use of the aircraft for personal travel is treated as imputed income for payroll purposes. During 2011, there was no personal use of the corporate jet, which was sold in May.

Executives also participate in the Company’s benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance, short-term disability and long-term disability.

Retirement Plans. During 2012 the Company maintained “safe harbor” 401(k) plan pursuant to which the Company matched employee contributions. The Company matched the first 1% of employee contributions at 100% and the next 5% of employee contributions at 50%, up to a maximum employee tax deferred contribution of 6%, subject to regulatory contribution limits and discrimination testing requirements. The Company does not sponsor or maintain any special retirement or deferred compensation plans for executive officers, other than what is provided to all of our eligible employees.

Change in Control Plan. As noted above, on February 17, 2012, the Board of Directors, upon the recommendation of the Compensation and Stock Option Committee, adopted the Knology, Inc. Key Employee Change in Control Transition Compensation Plan (the “Change in Control Plan”). Under the Change in Control Plan, transition compensation benefits are offered to certain of the Company’s key executives, including the named executive officers, in the event that their employment is terminated in connection with a change in control of the Company. Previously, the Company undertook a study of the practices of the Company’s peers with regard to change-in-control protections for their executives. Based on the results of this study, the Board and the Compensation and Stock Option Committee determined to adopt a change in control plan consistent with the practices of the Company’s peers. We believe that income continuation protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers.

Benefits under the Change in Control Plan are paid only upon the occurrence of two defined events. First, a change in control of the Company (as defined in the Plan) must have occurred. Second, in order to be eligible for benefits under the Plan, the designated executive must have incurred a “qualifying termination” of employment, which is either a termination by the Company without “cause” (and not as a result of death or permanent disability), or a resignation by the designated executive for “good reason” (also defined in the Plan), in either case within 24 months after the date of a change in control.

Upon a qualifying termination within 24 months after a change in control, the former executive will receive a cash payment that is calculated by multiplying the sum of the executive’s base salary and his or her target annual cash incentive payment by a “multiplier,” which ranges from two and a half times to one and a half times for the named executive officers. In addition, the former executive would be eligible to receive subsidized group health coverage at “active employee” rates for a specified period of months after his or her termination of employment (which ranges from 30 to 18 months for the named executive officers), and outplacement services. The Change in Control Plan does not provide for any tax gross-ups.

Tax and Accounting Considerations

The accounting and tax treatment of compensation generally has not been a material factor in determining the amounts of compensation for our executive officers. However, the Compensation and Stock Option Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to us with the benefit/value to the executives.

Code Section 162(m) places a limit of $1 million on the amount of compensation that we may deduct in any year with respect to any one of our named executive officers. It is the Compensation and Stock Option Committee’s intent to maximize deductibility of executive compensation while retaining the discretion needed to compensate executives in a manner commensurate with performance and the competitive landscape for executive talent. All compensation paid to our executive officers in 2011 was fully deductible by the Company.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

At the annual meeting of stockholders on May 4, 2011, over 99% of the shares cast were voted to approve the compensation of the Company’s named executive officers, as discussed and disclosed in the 2011 proxy statement. The Board and the Compensation and Stock Option Committee appreciate and value the views of our stockholders. In considering the results of this advisory vote on executive compensation, the Compensation and Stock Option Committee concluded that the compensation paid to our executive officers and the Company’s overall pay practices enjoy strong stockholder support.

In light of the strong stockholder support of the compensation paid to our executive officers evidenced by the results of this advisory vote, the Compensation and Stock Option Committee has decided to retain our general approach to executive compensation and does not intend to make significant changes to our executive compensation programs for 2012. Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Compensation and Stock Option Committee in evaluating the alignment of the Company’s executive compensation programs with the interests of the Company and its stockholders.

Also at the annual meeting of stockholders on May 4, 2011, our stockholders expressed a preference that advisory votes on executive compensation occur annually. Consistent with this preference, the Board determined to implement an advisory vote on executive compensation every year until the next required vote on the frequency of stockholder votes on the compensation of executive officers.

Compensation and Stock Option Committee Report

The Compensation and Stock Option Committee of the board of directors hereby furnishes the following report in accordance with rules adopted by the SEC.

The Compensation and Stock Option Committee has reviewed and discussed with management the information included under the “Compensation Discussion and Analysis” contained in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

Based upon this review and discussions, the Compensation and Stock Option Committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, which will be filed with the SEC.

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

This report is submitted on behalf of the members of the Compensation and Stock Option Committee.

Compensation and Stock Option Committee

Donald W. Burton

O. Gene Gabbard

William H. Scott, III, Chairman

Executive Compensation

Summary Compensation

The following table provides information regarding compensation earned by or paid to each of the named executive officers for services rendered in all capacities for 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All other Compensation ($) (3)	Total $
Rodger L. Johnson Chief Executive Offer and Chairman	2011 2010 2009	556,756 511,838 503,130	1,549,420 357,440 173,440	780,466 473,746 136,896	223,990 391,308 285,778	17,193 16,811 9,576	3,127,825 1,751,143 1,108,820
Robert K. Mills	2011	219,231	295,800	312,999	50,206	5,612	883,848
Chief Financial Officer (4)
M. Todd Holt (5) President and Former Chief Financial Officer	2011 2010 2009	336,923 305,192 300,000	607,320 134,040 65,049	304,108 177,655 51,336	105,617 164,313 160,000	10,725 10,635 6,013	1,364,693 791,835 582,398
Bret T. McCants Executive Vice President of Operations	2011 2010 2009	336,923 305,192 300,000	607,320 134,040 65,049	304,108 177,655 51,336	105,617 164,313 160,000	10,423 10,595 9,013	1,364,391 791,835 582,398
Chad S. Wachter Vice President, General Counsel and Secretary	2011 2010 2009	244,237 229,703 226,180	334,780 89,360 43,360	172,250 118,436 34,224	54,866 98,863 72,378	10,349 10,522 6,069	816,482 546,884 382,211
John D. Treece Vice President of Engineering and Chief Technical Officer	2011 2010	221,425 212,341	264,680 32,806	172,250 43,476	49,379 91,216	228 19,973	707,962 399,812

(1)	Reflects the aggregate grant date fair value of stock and option awards granted under the Knology, Inc. 2008 Incentive Plan (the “2008 Plan”). The grant date fair value of the awards was determined in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (“FASB ASC Topic 718”). The grant date fair value of the stock awards is based on the fair market value of the underlying shares on the date of grant. The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 8 to our audited financial statements for the fiscal year ended December 31, 2011.
(2)	Reflects annual cash incentives earned pursuant to our annual bonus program. For information regarding our annual bonus program, see the discussion in the “Compensation Discussions and Analysis” included elsewhere in this Proxy Statement.
(3)	For 2011, amounts for each named executive officer include premiums on term life insurance paid by us and employer matching contributions to our 401(k) plan.
(4)	Mr. Mills was appointed Chief Financial Officer effective February 1, 2011.
(5)	Mr. Holt was appointed President in July 2008. Prior to such date he served as our Chief Financial Officer. From April 27, 2009 to February 1, 2011, Mr. Holt assumed the dual responsibilities of President and Chief Financial Officer. On February 1, 2011 Robert K. Mills was appointed Chief Financial Officer, with Mr. Holt continuing as President.

Grants of Plan-Based Awards

The following table sets for the plan-based grants made to our named executive officers during the fiscal year ended December 31, 2011.

2011 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Rodger L. Johnson		32,660	408,250	—
	2/15/11				32,000			497,920
	2/15/11					48,000	15.56	323,131
	4/19/11				75,000			1,051,500
	4/19/11					75,000	14.02	457,335
Robert K. Mills		8,000	100,000	—
	1/31/11					35,000	14.63	221,532
	2/15/11				10,000			155,600
	4/19/11				10,000			140,200
	4/19/11					15,000	14.02	91,467
M. Todd Holt		15,400	192,500	—
	2/15/11				12,000			186,720
	2/15/11					18,000	15.56	121,174
	4/19/11				30,000			420,600
	4/19/11					30,000	14.02	182,934
Bret T. McCants		15,400	192,500	—
	2/15/11				12,000			186,720
	2/15/11					18,000	15.56	121,174
	4/19/11				30,000			420,600
	4/19/11					30,000	14.02	182,934
Chad S. Wachter		8,000	100,000	—
	2/15/11				8,000			124,480
	2/15/11					12,000	15.56	80,783
	4/19/11				15,000			210,300
	4/19/11					15,000	14.02	91,467
John D. Treece		7,200	90,000	—
	2/15/11				8,000			124,480
	2/15/11					12,000	15.56	80,783
	4/19/11				10,000			140,200
	4/19/11					15,000	14.02	91,467

(1)	Reflects threshold and target payout levels under our 2011 annual bonus program. Payouts under the annual incentive plan begin when 80% of the growth performance target has been met with respect to at least one of four performance targets. Each target is evaluated separately, and therefore the blended payout rate may be less than 80% if one or more of the other targets are not met. There is no maximum payout under the program. For more information, please see the description of our annual bonus program contained in the “Compensation Discussion and Analysis.” In each case, the actual amount earned by each named executive officer in 2011 is reported under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	Reflects shares of restricted stock granted under the 2008 Plan that vest in one-third increments on each of the first three anniversaries of the date of grant.
(3)	Reflects stock options granted under the 2008 Plan that vest in one-quarter increments on each of the first four anniversaries of the date of grant.
(4)	Reflects the grant date fair value of the awards determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards

The table below shows outstanding equity awards held by our named executive officers as of the fiscal year ended December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards						Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (1)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Name		Exercisable	Unexercisable
Rodger L. Johnson	5/7/2004	8,080	0	6.87	(4)	4/24/2012
	5/7/2004	12,554	0	6.87	(4)	12/31/2012
	5/7/2004	13,352	0	6.87	(4)	4/29/2013
	5/7/2004	23,361	0	6.87	(4)	5/7/2014
	5/3/2005	30,597	0	1.70		5/3/2015
	6/23/2005	46,827	0	1.90		6/23/2015
	8/4/2005	43,968	0	2.41		8/4/2015
	11/8/2005	46,179	0	1.98		11/8/2015
	2/27/2006	52,150	0	5.08		2/27/2016
	5/2/2006	80,000	0	7.94		5/2/2016
	1/30/2007	14,720	0	13.04		1/30/2017
	2/12/2008	36,000	12,000	10.93		2/12/2018
	5/8/2008	93,750	31,250	13.51		5/8/2018
	2/12/2009	24,000	24,000	5.42		2/12/2019
	2/15/2010	36,000	12,000	11.17		2/15/2020
	2/15/2011	0	48,000	15.56		2/15/2021
	4/19/2011	0	75,000	14.02		4/19/2021
	2/12/2009						10,666	151,457
	2/15/2010						21,333	302,929
	2/15/2011						32,000	454,400
	4/19/2011						75,000	1,065,000
Robert K. Mills	1/31/2011		35,000	14.63		1/31/2021
	4/19/2011		15,000	14.02		4/19/2021
	2/15/2011						10,000	142,000
	4/19/2011						10,000	142,000
M. Todd Holt	5/3/2005	15,018	0	1.70		5/3/2015
	6/23/2005	3,571	0	1.90		6/23/2015
	8/4/2005	3,353	0	2.41		8/4/2015
	8/30/2005	22,500	0	2.17		8/30/2015
	11/8/2005	5,283	0	1.98		11/8/2015
	5/2/2006	60,000	0	7.94		5/2/2016
	1/30/2007	23,680	0	13.04		1/30/2017
	2/12/2008	11,250	3,750	10.93		2/12/2018
	5/8/2008	37,500	12,500	13.51		5/8/2018
	2/12/2009	9,000	9,000	5.42		2/12/2019
	2/15/2010	4,500	13,500	11.17		2/15/2020
	2/15/2011		18,000	15.56		2/15/2021
	4/19/2011		30,000	14.02		4/19/2021
	2/12/2009						4,000	56,800
	2/15/2010						8,000	113,600
	2/15/2011						12,000	170,400
	4/19/2011						30,000	426,000
Bret T. McCants	5/3/2005	22,309	0	1.70		5/3/2015
	6/23/2005	6,325	0	1.90		6/23/2015
	8/4/2005	5,939	0	2.41		8/4/2015
	11/8/2005	6,238	0	1.98		11/8/2015
	2/27/2006	7,045	0	5.08		2/27/2016
	5/2/2006	60,000	0	7.94		5/2/2016
	1/30/2007	23,680	0	13.04		1/30/2017
	2/12/2008	11,250	3,750	10.93		2/12/2018
	5/8/2008	37,500	12,500	13.51		5/8/2018
	2/12/2009	9,000	9,000	5.42		2/12/2019
	2/15/2010	4,500	13,500	11.17		2/15/2020
	2/15/2011	0	18,000	15.56		2/15/2021
	4/19/2011	0	30,000	14.02		4/19/2021
	2/12/2009						4,000	56,800
	2/15/2010						8,000	113,600
	2/15/2011						12,000	170,400
	4/19/2011						30,000	426,000

Chad S. Wachter	5/3/2005	25,553	0	1.70	5/3/2015
	6/23/2005	5,760	0	1.90	6/23/2015
	8/4/2005	5,409	0	2.41	8/4/2015
	11/8/2005	5,680	0	1.98	11/8/2015
	2/27/2006	6,415	0	5.08	2/27/2016
	5/2/2006	40,000	0	7.94	5/2/2016
	1/30/2007	3,680	0	13.04	1/30/2017
	2/12/2008	9,000	3,000	10.93	2/12/2018
	5/8/2008	18,750	6,250	13.51	5/8/2018
	2/12/2009	6,000	6,000	5.42	2/12/2019
	2/15/2010	3,000	9,000	11.17	2/15/2020
	2/15/2011		12,000	15.56	2/15/2021
	4/19/2011		15,000	14.02	4/19/2021
	2/12/2009					2,666	37,857
	2/15/2010					5,333	75,729
	2/15/2011					8,000	113,600
	4/19/2011					15,000	213,000
John D. Treece	8/19/2009		12,500	7.88	8/19/2019
	2/15/2010		3,303	11.17	2/15/2020
	2/15/2011		12,000	15.56	2/15/2021
	4/19/2011		15,000	14.02	4/19/2021
	8/19/2009					5,000	71,000
	2/15/2010					1,958	27,804
	2/15/2011					8,000	113,600
	4/19/2011					10,000	142,000

(1)	Vest in one-quarter increments on each of the first four anniversaries of the grant date.
(2)	Vest in one-third increments on each of the first three anniversaries of the grant date.
(3)	Reflects the value as calculated based on the closing price of our common stock on December 31, 2011, the last trading day in 2011 ($14.20).
(4)	Reflects options granted in connection with an option repricing in 2004 pursuant to which our board of directors cancelled outstanding stock options that were underwater and replaced them with new options having an exercise price equal to $6.87, the fair market value of our common stock on the grant date.

Option Exercises and Stock Vested

The following table sets forth options exercised by and stock awards vested for our named executive officers during the fiscal year ended December 31, 2011.

2011 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Rodger L. Johnson	39,759	267,929	73,666	1115,920
Robert K. Mills	—	—	—	—
M. Todd Holt	—	—	27,999	423,812
Bret T. McCants	22,309	274,401	27,999	423,812
Chad S. Wachter	2,800	35,091	13,667	247,832
John D. Treece	7,352	38,695	5,979	80,483

(1)	Reflects the value as calculated by the difference between the market price of our common stock on the dates of exercise, and the exercise price of the stock options.
(2)	Value realized represents the fair market value of the underlying shares on the 2011 vesting dates multiplied by the number of shares vested.

Potential Payments upon Termination or Change in Control

The following discussion summarizes the compensation and benefits payable to the named executive officers in the event of a termination of employment under various circumstances, assuming that a termination of employment had occurred on December 31, 2011. We do not have employment agreements or other individual arrangements with the named executive officers that provide for specific benefits upon a termination of employment. In general, upon termination of employment, the named executive officers would receive compensation and benefits that had already vested. This would include accrued but unpaid salary, accrued and unused vacation pay, and any balance under the 401(k) plan. In the event of a change in control of the Company, or if a named executive officer’s employment terminates by reason of death or disability, all of his outstanding options will become fully vested and exercisable and all restrictions on his shares of restricted stock will lapse. The following table reflects the value of accelerated options and restricted stock assuming that a change in control had occurred on December 31, 2011, or that a named executive officer’s employment had terminated as of December 31, 2011, by reason of his death or disability.

	Value of Options ($) (1)	Value of Restricted Shares ($) (2)	Total
Rodger L. Johnson	394,103	1,973,786	2,367,889
M. Todd Holt	146,212	766,800	888,532
Bret T. McCants	146,212	766,800	888,532
Chad S. Wachter	96,772	440,186	536,958
Robert K. Mills	2,700	284,000	286,700
John D. Treece	91,708	354,404	446,112

(1)	Value is based on the excess of the fair market of the underlying shares of our common stock as of December 31, 2011 ($14.20) over the exercise price of the unvested options.
(2)	Value is based on the fair market value of our common stock as of December 31, 2011 ($14.20).

In addition, pursuant to our Change of Control Plan adopted on February 17, 2012, upon a qualifying termination within 24 months after a change in control of the Company, our executive officers are entitled to receive a cash payment that is calculated by multiplying the sum of the executive’s base salary and his or her target annual cash incentive payment by a “multiplier” which depends on the executive’s level of participation in the Plan. The multiplier for Mr. Johnson is two and a half times; for Messrs. Holt and McCants, the multiplier is two times; and for Messrs. Mills, Treece and Wachter the multiplier is one and a half times. In addition, the former executive would be eligible to receive subsidized group health coverage at “active employee” rates for a specified period of months after his or her termination of employment (which ranges from 30 to 18 months for the named executive officers), and outplacement services. These payments and benefits are not reflected in the table above, which summarizes the compensation and benefits payable to the named executive officers assuming that a termination of employment had occurred on December 31, 2011 (prior to adoption of the Change in Control Plan), in accordance with SEC disclosure rules. For more information regarding our Change in Control Plan, see “Compensation Discussion & Analysis—Elements of Our Compensation Plan— Change in Control Plan.

Director Compensation

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2011.

	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Campbell B. Lanier, III	14,750	48,782	63,532
Alan A. Burgess	16,750	48,782	65,532
Donald W. Burton	16,750	48,782	65,532
Eugene I. Davis (2)	13,250	—	13,250
O. Gene Gabbard	19,750	48,782	68,532
William H. Scott, III	19,250	48,782	68,032

(1)	Reflects the grant date fair value of stock options granted under the 2008 Plan, determined in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair values of the stock options are included in Note 8 to our audited financial statements for the fiscal year ended December 31, 2011. The aggregate number of options held by each director as of December 31, 2011 was as follows: Mr. Lanier, 18,500; Mr. Burgess, 22,700; Mr. Burton, 18,800, Mr. Gabbard, 13,000; and Mr. Scott, 18,500.
(2)	Mr. Davis served on our board of directors until the 2011 annual meeting of stockholders held on May 4, 2011.

Cash Compensation. All directors are reimbursed for their reasonable out-of-pocket travel expenditures. Our non-employee directors receive the following cash compensation:

Quarterly Retainer	$2,500
Fee per board of directors meeting:
In person	1,000
Via telephone	250
Fee per committee meeting for committee members	500
Fee per committee meeting for Chair of committee	1,000

Equity Compensation. Our non-employee directors may receive stock options pursuant to our 2008 Plan, upon their election to or continued service on the board of directors. On April 19, 2011, each of our non-employee directors (other than Mr. Davis) received a grant of 8,000 stock options, which options vest in one-quarter increments on each of the first four anniversaries of the date of grant.

Compensation Committee Interlocks and Insider Participation

The following directors served on the Compensation and Stock Option Committee during 2011: William H. Scott, III; Donald W. Burton; and O. Gene Gabbard. None of such persons was an officer or employee of Knology during 2011 or at any time in the past. During 2011, none of the members of the Compensation and Stock Option Committee had any relationship with the Company requiring disclosure under applicable rules of the SEC. None of our executive officers serves as a member of the board of directors or compensation committee, or similar committee, of any other company that has one or more of its executive officers serving as a member of our board of directors or our Compensation and Stock Option Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth information regarding beneficial ownership of our common stock as of February 29, 2012 for the following persons:

•	each person known by us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors; and

•	all of our directors and officers as a group

As of February 29, 2012, there were 37,767,626 shares of our common stock issued and outstanding. Unless otherwise indicated, the address of each of the named individuals is c/o Knology, Inc., 1241 O.G. Skinner Drive, West Point, Georgia, 31833.

Beneficial Owner (1)	Number of Shares (1)	Percentage Ownership (2)
Alydar Capital, LLC (3)	2,530,000	6.7%
Brown Advisory Holdings, Inc. (4)	2,414,550	6.4%
The Burton Partnerships (5)	4,819,030	12.8%
Farallon Capital Management, L.L.C. (6)	3,587,394	9.5%
T. Rowe Price Associates, Inc. (7)	2,489,660	6.6%
Alan A. Burgess (8)	40,150	*
Donald W. Burton (5)(9)	4,894,439	13.0%
O. Gene Gabbard (10)	88,792	*
Rodger L. Johnson (11)	1,026,426	2.7%
Campbell B. Lanier, III (12)	351,327	*
William H. Scott, III (13)	137,010	*
M. Todd Holt (14)	261,208	*
Bret T. McCants (15)	281,480	*
Robert K. Mills (16)	24,050	*
John D. Treece (17)	11,185
Chad S. Wachter (18)	188,945	*
Officers and directors as a group (10 persons)	7,297,827	18.5%

*	Less than 1.0%
(1)	A person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days of February 29, 2012. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.
(2)	For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options held by such beneficial owner exercisable within 60 days of February 28, 2012 were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.
(3)

The address of Alydar Capital, LLC is 222 Berkeley Street, 17th Floor, Boston, Massachusetts 02116. Information is based solely on a Schedule 13G/A filed with the SEC on February 13, 2012 with respect to our common stock. The Schedule 13G/A was filed by Alydar Capital, LLC, the general partner of Alysheba Fund, L.P., and Alysheba QP Fund, L.P. Alydar Partners, LLC is the investment manager of Alysheba Fund, L.P., Alysheba QP Fund, L.P., and Alysheba Fund Limited.

(4)	The address of Brown Advisory Holdings, Inc. is 901 South Bond Street, Suite 400, Baltimore, Maryland, 21231. Information is based solely on a Schedule 13G filed with the SEC on February 1, 2012 with respect to our common stock. The Schedule 13G was filed by Brown Advisory Holdings Inc. (“BAHI”) with respect to the shares of our common stock beneficially owned by investment companies and other managed accounts of direct/indirect subsidiaries of BAHI including Brown Investment Advisory Incorporated and Brown Investment Advisory & Trust Company.
(5)	The address of The Burton Partnerships is 565 Pine Drive, Jackson, Wyoming 83001-4643. Includes 3,610,944 shares of our common stock held by The Burton Partnership (QP), Limited Partnership of which Mr. Burton is the sole general partner; and 1,203,644 shares of our common stock held by The Burton Partnership, Limited Partnership of which Mr. Burton is the general partner.
(6)	The address of Farallon Capital Management, LLC is One Maritime Plaza, Suite 2100, San Francisco, California 94111. Information is based solely on a Schedule 13G/A filed with the SEC on January 25, 2012 with respect to our common stock. The Schedule 13G/A was filed by the following entities and persons: (i) Farallon Capital Partners, L.P., a California limited partnership (“FCP”), with respect to the shares of our common stock held by it; (ii) Farallon Capital Institutional Partners, L.P., a California limited partnership (“FCIP”), with respect to the shares of our common stock held by it; (iii) Farallon Capital Institutional Partners II, L.P., a California limited partnership (“FCIP II”), with respect to the shares of our common stock held by it; (iv) Farallon Capital Institutional Partners III, L.P., a Delaware limited partnership (“FCIP III”), with respect to the shares of our common stock held by it; (v) Farallon Capital Offshore Investors II, L.P., a Cayman Islands exempted limited partnership (“FCOI II”), with respect to the shares of our common stock held by it; (vi) Farallon Capital (AM) Investors, L.P., a Delaware limited partnership (“FCAMI”), with respect to the shares of our common stock held by it (FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI are together referred to herein as the “Farallon Funds”); (vii) Farallon Capital Management, L.L.C., a Delaware limited liability company (the “Management Company”), with respect to the shares of our common stock held by one or more accounts (the “Managed Accounts”), each as managed by the Management Company; (viii) Farallon Partners, L.L.C., a Delaware limited liability company (the “Farallon General Partner”), which is the general partner of each of the Farallon Funds, with respect to the shares of our common stock held by each of the Farallon Funds; and (ix) the following reporting persons, each of whom is, a managing member of both the Farallon General Partner and the Management Company, with respect to the shares of our common stock held by the Farallon Funds and the Managed Accounts: Richard B. Fried; Daniel J. Hirsch; Monica R. Landry; Davide Leone; Michael G. Linn; Douglas M. MacMahon; Stephen L. Millham; Rajiv A. Patel; Thomas G. Roberts, Jr.; Andrew J. M. Spokes; Thomas F. Steyer; John R. Warren; and Mark C. Wehrly.
(7)	The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. Information is based solely on a Schedule 13G/A filed with the SEC on February 10, 2012 with respect to our common stock.

(8)	Includes 14,400 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(9)	The address of Mr. Burton and Snake River Partners is 614 West Bay Street, Tampa, Florida 33606. Includes 3,610,944 shares of our common stock held by The Burton Partnership (QP), Limited Partnership of which Mr. Burton is the sole general partner; and 1,203,644 shares of our common stock held by The Burton Partnership, Limited Partnership of which Mr. Burton is the general partner; and 4,442 shares of our common stock held by Snake River Partners of which Mr. Burton is general partner. Includes 11,250 share of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(10)	Includes 5,750 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(11)	Includes 604,288 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(12)	Includes 18,135 shares of our common stock held by The Campbell B. Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. Lanier is trustee; 147,285 shares of our common stock held by the Lanier Family Foundation, of which Mr. Lanier is co-trustee; 138,177 shares of our common stock held by the Charitable Remainder Education Trust III; and 33,600 shares of our common stock held by Mr. Lanier’s wife. Also includes 11,250 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(13)	Includes 22,471 shares of our common stock held by the Melissa H. Lanier 1997 GST Trust, of which Mr. Scott is trustee; 388 shares of our common stock held by Martha Jernigan Scott; and 43,504 shares of our common stock held by the William H. Scott, III February 2010 Annuity Trust of which Mr. Scott is the trustee. Also includes 11,250 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(14)	Includes 211,405 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(15)	Includes 196,227 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(16)	Includes 12,500 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(17)	Includes 7,851 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.
(18)	Includes 147,664 shares of our common stock issuable under options that are vested or will become vested within 60 days of February 29, 2012.

Equity Compensation Plans

The following table provides information as of December 31, 2011, regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	3,617,522	(1)	$10.28	1,049,847	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	3,617,522		$10.28	1,049,847

(1)	Includes shares to be issued pursuant to the exercise or settlement of awards granted under Knology, Inc.’s Amended and Restated 2002 Long-Term Incentive Plan, the 2006 Incentive Plan and the 2008 Incentive Plan.
(2)	Includes 142,209 shares available for issuance pursuant to grants of full-value stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We recognize that transactions between us and any of our directors, executive officers and significant stockholders can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of us and our stockholders. Therefore, as a general matter and in accordance with the Standards of Conduct and Ethics for Employees, Officers and Directors of Knology, Inc., it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of us and our stockholders. Accordingly, we have adopted a written Statement of Policies and Procedures with respect to Transactions with Related Persons. In accordance with these Policies and Procedures and consistent with the requirements of NASDAQ, our Audit Committee will review all transactions in which we are or will be a participant and the amount involved exceeds $120,000 if a related person had, has or will have a direct or indirect material interest in such transaction. Any such potential transaction is required to be reported to our general counsel, who is then required to submit such transaction to our Audit Committee or to our Compensation Committee (if the transaction involves compensation matters) for their review. The Audit Committee or the Compensation Committee, as the case may be, will only approve such related person transactions if in their judgment the transactions are in, or are not inconsistent with, the best interests of us and our stockholders.

In making such a determination, the reviewing committee is required to consider in good faith all of the relevant facts and circumstances available to it including (if applicable, and without limitation) the benefits to us of the transaction, the availability of other sources for the products or services to be provided, the terms of the transaction, the terms available to unrelated third parties generally, and the ongoing impact of the transaction on a director’s independence. A director is precluded from participating in any review, consideration, approval or ratification of any transaction with respect to which the director or the director’s immediate family members are related persons.

In the fiscal year ended December 31, 2011, the following transaction with related persons exceeded $120,000:

•

We previously participated in an agreement with ITC Holding Company, LLC, Enon Plantation, Inc., J. Smith Lanier & Co. and Kenzie Lane Ventures, LLC regarding the joint ownership of an airplane. ITC Holding Company, LLC and Enon Plantation, Inc. were primarily owned by Campbell B. Lanier, III, a member of our board of directors. In June 2011, the airplane was sold and we received $121,754. There were no travel costs incurred by Knology for use of the aircraft for the year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Accountants

The following table reflects the fees paid or accrued by us for the audit and other services provided by BDO USA, LLP for fiscal years 2010 and 2011.

	Year Ended December 31, 2010	Year Ended December 31, 2011
Audit fees (1)	$364,900	$436,161
Audit related fees (2)	178,800	0
Tax fees (3)	15,848	15,795

Total fees	$559,548	$451,956

(1)	These fees relate to professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings.
(2)	These fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including services related to due diligence and audits performed in conjunction with acquisitions.
(3)	These fees relate to tax compliance

Audit Committee Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work performed by the independent accountants. The Audit Committee has adopted policies and procedures regarding the pre-approval of all audit and permissible non-audit services provided by the independent accountants. Pre-approval is obtained either in advance of the engagement of the independent accountants or pursuant to a pre-approval policy adopted by the Audit Committee. Projects are approved at the quarterly meetings of the Audit Committee. If a project requiring pre-approval arises between meetings, the Audit Committee has delegated authority to the Audit Committee chairman to provide the required pre-approval. However, such pre-approval must be presented to the entire Audit Committee at its next meeting. All of the services described in the footnotes to the table above were approved by the Audit Committee pursuant to the Audit Committee charter and pre-approval policy. The Audit Committee receives a quarterly schedule of all projects and related billings currently underway with the independent accountants. The Audit Committee also monitors the SEC’s and NASDAQ’s requirements and modifies their pre-approval process, policies and procedures as needed.

The Audit Committee has considered whether the provision of non-audit services by the independent accountants to us is compatible with maintaining auditors’ independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

31.1(1)	Certification of the Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

31.2(1)	Certification of the Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rule 13a-14.

32.1(1)	Statement of the Chief Executive Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

32.2(1)	Statement of the Chief Financial Officer of Knology, Inc. pursuant to §18 U.S.C. S. 1350.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman of the Board and Chief Executive Officer

April 27, 2012