Form 10-Q
period 2012-03-31
KNOLOGY INC
filed 2012-05-10
CIK 1096788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 1, 2012, Knology, Inc. had 38,666,390 shares of common stock outstanding.

KNOLOGY, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2011	March 31, 2012 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,866	$70,728
Restricted cash	2,164	2,164
Certificates of deposit	1,220	1,220
Accounts receivable, net of allowance for doubtful accounts of $1,923 and $1,759 as of December 31, 2011 and March 31, 2012, respectively	37,678	36,642
Prepaid expenses and other	2,950	5,696

Total current assets	128,878	116,450

PROPERTY, PLANT AND EQUIPMENT, NET	414,599	419,901

GOODWILL	267,685	277,668

CUSTOMER BASE, NET	17,443	19,228

DEFERRED DEBT ISSUANCE AND DEBT MODIFICATION COSTS, NET	10,834	10,272

INVESTMENTS	11,894	11,894

OTHER INTANGIBLES AND OTHER ASSETS, NET	5,413	3,615

Total assets	$856,746	$859,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$17,375	$17,799
Accounts payable	30,888	28,457
Accrued liabilities	21,584	21,914
Unearned revenue	17,076	17,987
Interest rate swap	1,297	28

Total current liabilities	88,220	86,185

NONCURRENT LIABILITIES:
Long term debt, net of current portion	727,233	718,210
Interest rate swaps	21,027	22,913

Total noncurrent liabilities	748,260	741,123

Total liabilities	836,480	827,308

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 199,000,000 shares authorized, none outstanding	0	0
Non-voting common stock, $.01 par value per share; 25,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value per share; 200,000,000 shares authorized, 37,767,626 and 38,090,497 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	378	381
Additional paid-in capital	619,354	622,468
Accumulated other comprehensive loss	(21,027)	(22,913)
Accumulated deficit	(578,439)	(568,216)

Total stockholders’ equity	20,266	31,720

Total liabilities and stockholders’ equity	$856,746	$859,028

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2011	2012
OPERATING REVENUES:
Video	$59,520	$59,635
Voice	32,968	34,061
Data	30,864	34,400
Other	4,610	4,037

Total operating revenues	127,962	132,133

OPERATING EXPENSES:
Direct costs (excluding depreciation and amortization)	41,361	43,869
Selling, general and administrative	41,418	45,146
Depreciation and amortization	23,272	25,043

Total operating expenses	106,051	114,058

OPERATING INCOME	21,911	18,075

OTHER INCOME (EXPENSE):
Interest income	36	1
Interest expense	(10,573)	(9,071)
Debt modification expense	(181)	0
Gain on interest rate swaps	1,032	1,269
Other income (loss), net	7	(51)

Total other expense	(9,679)	(7,852)

NET INCOME	$12,232	$10,223

OTHER COMPREHENSIVE INCOME
Unrealized losses on change in fair value of hedge instruments	(2,676)	(1,886)

Total other comprehensive income	$(2,676)	$(1,886)

COMPREHENSIVE INCOME	$9,556	$8,337

BASIC NET INCOME PER SHARE	$0.33	$0.27

DILUTED NET INCOME PER SHARE	$0.31	$0.26

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,243,788	37,870,279

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,919,920	39,626,458

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,232	$10,223

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,272	25,043
Non-cash stock compensation	1,694	1,592
Non-cash bank loan interest expense	481	562
Non-cash gain on interest rate swaps	(1,032)	(1,269)
Provision for bad debt	1,652	1,747
Gain on disposition of property	(1)	(10)
Changes in operating assets and liabilities:
Accounts receivable	186	(631)
Prepaid expenses and other assets	(2,044)	(2,745)
Accounts payable	4,996	(2,466)
Accrued liabilities	(1,388)	(41)
Unearned revenue	288	782

Total adjustments	28,104	22,564

Net cash provided by operating activities	40,336	32,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,007)	(27,307)
Acquisition of businesses, net of cash acquired	0	(13,706)
Maturities of certificates of deposit	105	0
Investment in Tower Cloud, Inc.	(1,116)	0
MDU signing bonuses and other intangible expenditures	(234)	136
Proceeds from sale of property	14	1,511

Net cash used in investing activities	(27,238)	(39,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	20,000	0
Principal payments on debt and short-term borrowings	(1,283)	(9,084)
Expenditures related to modification of long term debt	(4,905)	0
Stock options exercised	562	1,525

Net cash provided by (used in) financing activities	14,374	(7,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,472	(14,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	47,120	84,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,592	$70,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for interest	$11,005	$8,922

Non-cash financing activities:
Debt acquired in capital lease transactions	$0	$485

See notes to condensed consolidated financial statements.

KNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. The information included in the condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company operates as one operating segment.

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

Restricted Cash

Restricted cash is presented as a current asset since the associated maturity dates expire within one year of the balance sheet date. At December 31, 2011 and March 31, 2012, the Company had $2,164 of cash that is restricted in use, all of which the Company has pledged as collateral related to certain insurance, franchise and surety bond agreements.

5. CERTIFICATES OF DEPOSIT

Certificates of deposit are short-term investments with original maturities of more than three months and up to twelve months.

6. GOODWILL AND INTANGIBLE ASSETS

The Company performs a goodwill impairment test in accordance with the FASB’s accounting guidance annually on January 1. There was no impairment identified as a result of the January 1, 2012 impairment test, nor has there been any event in the three months ended March 31, 2012 that indicated a need for reassessment.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On November 25, 2009, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400,000. The swap agreement, which became effective July 3, 2010 and ends April 3, 2012, fixes $362,800 of the floating rate debt at 1.98% as of March 31, 2012. This interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of comprehensive income and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of comprehensive income when the interest is incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1,032 and $1,269 for the three months ended March 31, 2011 and 2012, respectively.

On February 22, 2011, the Company entered into two interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377,000. The first of these two swap agreements, which does not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

Unlike the other interest rate swap, these two interest rate instruments entered in 2011 are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As long as the LIBOR rates on the term loans (3-month LIBOR) match the LIBOR rate on the interest rate swaps (3-month LIBOR), the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of comprehensive income when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of March 31, 2012.

8. DEBT

On October 15, 2010, the Company entered into a credit agreement that provided for a $770,000 secured credit facility with proceeds used to partially fund the $165,000 Sunflower Broadband (“Sunflower”) acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The credit agreement included a $50,000 revolving credit facility, a $175,000 Term Loan A and a $545,000 Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8,750, $8,750, $17,500 and $26,250 in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity.

On February 18, 2011, the Company amended and restated its credit agreement (the “Amended and Restated Credit Agreement”). The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the incremental borrowings of the facility from $200,000 to $250,000, and the Term Loan A principal was increased by $20,000 with the proceeds to be used to partially fund the acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama.

Long-term debt at December 31, 2011 and March 31, 2012 consisted of the following:

	December 31, 2011	March 31, 2012
Term Loan A, at a rate of LIBOR plus a margin ranging from 2.5% to 3.25% (2.99% total rate at March 31, 2012), with annual principal amortization of $8,334, $8,334, $17,084 and $25,834 in 2012, 2013, 2014 and 2015, respectively, with principal payable quarterly and final principal and any unpaid interest due February 18, 2016	$195,000	$193,337
Term Loan B, at a rate of LIBOR plus 3%, with a LIBOR floor of 1% (4% total rate at March 31, 2012), with $4,613 annual principal amortization, principal payable quarterly with final principal and any unpaid interest due August 18, 2017	540,913	534,948
Capitalized lease obligations, at various rates, with monthly principal and interest payments through April 2017	8,695	7,724

	744,608	736,009
Less current portion of long-term debt	17,375	17,799

Total long-term debt, net of current portion	$727,233	$718,210

The term loans are guaranteed by all of the Company’s subsidiaries. The term loans are also secured by first liens on all of the Company’s assets and the assets of its guarantor subsidiaries.

The Amended and Restated Credit Agreement contains customary events of default. The Amended and Restated Credit Agreement also contains customary representations and warranties and various affirmative and negative covenants, including:

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

As of March 31, 2012, the Company was in compliance with its debt covenants.

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

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Liabilities
Interest rate swaps	$0	$22,941	$0	$22,941

Total Liabilities	$0	$22,941	$0	$22,941

The Company used a discounted cash flow analysis applied to the LIBOR forward yield cures to value the interest rate swaps on its balance sheet at March 31, 2012. In addition, the value of the interest rate floor portion of the interest rate swaps is determined with an option pricing model where the value is equal to the value of a series of interest rate options with expirations equal to the payment dates of the interest rate swaps through maturity.

The carrying values of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

The estimated fair value of the Company’s variable-rate debt is subject to the effects of interest rate risk. On March 31, 2012, the estimated fair value of that debt, based on a dealer quote considering current market rates, was approximately $726,464, compared to a carrying value of $728,285.

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

UNUSED LETTERS OF CREDIT

The Company’s unused letters of credit for vendors and suppliers was $2,012 as of March 31, 2012, which reduces the funds available under the $50,000 five-year senior secured revolving loan and letter of credit facility.

11. NONCASH COMPENSATION EXPENSE

The Company utilizes the recognition provisions of the related FASB accounting guidance, which requires all share-based payments to employees, including employee stock option and restricted stock awards, to be recognized in the financial statements based on their fair values as the awards vest. The fair value of a stock award is estimated at the date of grant using the Black-Scholes option pricing model. There have been no changes in the methodology for calculating the expense since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the first quarter of 2012, the Company granted certain employees options to purchase 373,646 shares of common stock with a market value of $5,829. These options vest equally over the next four years. The Company during the first quarter of 2012 also granted 156,821 shares of performance-based restricted shares with a market value of $2,459 to certain officers. The shares vest equally on each of the three anniversaries following the grant date.

The Company recognized stock-based compensation of $1,694 and $1,592 for the three months ended March 31, 2011 and 2012, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (as applicable). As of March 31, 2012, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal tax purposes, the Company’s 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2008 through 2011 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, its carryforward losses, which date back to 1995, would be subject to examination.

13. ACQUISITION

E Solutions Corporation

On January 9, 2012, the Company completed its acquisition of E Solutions Corporation (“E Solutions”). E Solutions is a premiere provider of colocation and data center services, operating two state-of-the-art SSAE 16 Type II certified data centers in Tampa, FL. The Company funded the acquisition price with cash on hand. The financial position and results of operations for the new operations are included in the Company’s consolidated financial statements since the date of acquisition. Supplemental pro forma results of operations were not required to be presented as the acquisition was determined not to be a material transaction. The total purchase price for the assets acquired, net of liabilities assumed, was $13,647. Goodwill represents the excess of the cost of the business acquired over fair value or net identifiable assets at the date of acquisition. Since the Company is treating the transaction as an asset purchase for tax purposes, the goodwill is deductible.

The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired, net of liabilities, as of January 9, 2012.

January 9, 2012
Assets acquired:
Accounts receivable	$80
Prepaid expenses	4
Property, plant and equipment	1,644
Other	48
Goodwill	9,983
Customer base	2,482

Total assets acquired	14,241
Liabilities assumed:
Accounts payable	35
Accrued liabilities	371
Unearned Revenue	129

Total liabilities assumed	535

Purchase price, net of cash acquired of $(59)	$13,706

14. SUBSEQUENT EVENT

Subsequent to quarter end, on April 18, 2012, the Company jointly announced a definitive merger agreement with a subsidiary of WOW! Internet, Cable & Phone (“WOW!”). WOW!, which is controlled by Avista Capital Partners, will acquire the Company in an all-cash transaction.

Under the terms of the agreement, WOW! will acquire all of the outstanding shares of Knology for $19.75 per share in cash. The total transaction value including the balance of debt is approximately $1,500,000. The Board of Directors of Knology, acting on the unanimous recommendation of a Transaction Committee of the Board, consisting solely of independent directors, unanimously approved the transaction, which is expected to close after receipt of approval by Knology’s stockholders and satisfaction of customary closing conditions and regulatory approvals. The transaction is not subject to any financing conditions.

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

•	that our acquisition by a subsidiary of WOW! will not be completed:

•	that we will not retain or grow our customer base:

•	that we will fail to be competitive with existing and new competitors:

•	that we will not adequately respond to technological developments that impact our industry and markets:

•	that needed financing will not be available to us if and as needed:

•	that a significant change in the growth rate of the overall U.S. economy will occur such that there is a material impact on consumer and corporate spending:

•	that we will not be able to complete future acquisitions, that we may have difficulties integrating acquired businesses, or that the cost of such integration will be greater than we expect: and

•	that some other unforeseen difficulties occur, as well as those risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, and our other filings with the SEC.

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2012, and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the CoBridge acquisition discussed above, on February 18, 2011, we entered into a debt repricing transaction that reduced our annual interest expense under our secured credit facility by approximately $10 million. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200 million to $250 million, and the Term Loan A principal was increased $20 million with the proceeds used to partially fund the CoBridge acquisition, as noted above.

On July 22, 2011, the Company sold its acquired assets in Troy, Alabama for approximately $10.8 million.

On January 9, 2012, the Company completed its acquisition of E Solutions Corporation (“E Solutions”). E Solutions is a premiere provider of colocation and data center services, operating two state-of-the-art SSAE 16 Type II certified data centers in Tampa, Florida. The Company funded the acquisition price with cash on hand. The financial position and results of operations for the new operations are included in the Company’s consolidated financial statements since the date of acquisition. The total purchase price for the assets acquired, net of liabilities assumed, was $13.6 million.

Planned Acquisition of Knology by WOW!

On April 18, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WideOpenWest Finance, LLC, a Delaware limited liability company (“WOW”), and Kingston Merger Sub, Inc., a wholly-owned subsidiary of WOW (“Merger Subsidiary”), pursuant to which, among other things, Merger Subsidiary will be merged with and into us (the “Merger”), with Knology surviving the Merger as a wholly-owned subsidiary of WOW.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of our common stock outstanding immediately prior to the effective time (other than shares held by (i) WOW, Merger Subsidiary, or Knology or (ii) persons who properly exercise appraisal rights under Delaware law) will be cancelled and converted into the right to receive $19.75 per share in cash, without interest (the “Merger Consideration”). Each share of our common stock subject to vesting or other lapse restrictions will vest and be converted into the right to receive the Merger Consideration. Each option to purchase shares of our common stock, whether or not vested, will be cancelled and converted into the right to receive, in respect of each share of our common stock that would be obtainable upon exercise of such stock option, the difference between the exercise price of such stock option and the Merger Consideration. Each warrant to purchase shares of our common stock will be converted into the right to receive, in respect of each share of common stock that would be obtainable upon exercise of such warrant, the difference between the exercise price of such warrant and the Merger Consideration.

Consummation of the Merger is subject to customary conditions, including, among others, the affirmative vote of the holders of a majority of the issued and outstanding shares of our common stock at a meeting of stockholders held for the purpose of approving the Merger Agreement (the “Stockholder Approval”), the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has been obtained, and any non-U.S. antitrust laws or investment act laws, the absence of any law, order, injunction, rule, regulation or decree making illegal or prohibiting the Merger, and receipt of the required regulatory approvals from the Federal Communications Commission and certain governmental authorities. Each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect standard) and the other party’s performance in all material respects of all obligations to be performed by it under the Merger Agreement. In addition, the obligations of WOW and Merger Subsidiary to consummate the Merger are subject to certain other conditions, including the absence of any change, event, violation, inaccuracy, effect or circumstance that has had or would reasonably be expected to have a material adverse effect on us after the date of the Merger Agreement. Subject to the satisfaction of the closing conditions, the parties anticipate that the transaction will be consummated within six months after the Merger Agreement date.

The Merger Agreement contains certain termination rights for Knology and WOW. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay WOW a termination fee of $25 million. The Merger Agreement also provides that WOW will be required to pay us a reverse termination fee of $65 million under specified circumstances. Each party also has certain specific performance rights as set forth in the Merger Agreement.

WOW and Merger Subsidiary have obtained equity and debt financing commitments for the transaction contemplated by the Merger Agreement. Avista Capital Partners, L.P. and its affiliates (which have, or will following the Merger have, an indirect ownership interest in WOW) have committed to make a cash equity investment in WOW, in connection with the closing of the Merger, in an amount up to approximately $200 million on the terms and subject to the conditions set forth in an equity commitment letter entered into in connection with the Merger (the “Equity Commitment Letter”). Avista Capital Partners, L.P. and an affiliate (which have an indirect ownership interest in WOW) have also provided us with a limited guaranty in favor of Knology guaranteeing the payment of the reverse termination fee that may be payable by WOW, as well as certain other obligations of WOW, pursuant to the Merger Agreement.

Certain financial institutions have committed to provide senior secured first lien loan facilities as well as certain additional bridge loans or other borrowing facilities on the terms and subject to the conditions set forth in a debt commitment letter entered into in connection with the Merger (the “Debt Commitment Letter”). These borrowings will be used for purposes of paying the Merger Consideration and refinancing certain indebtedness of WOW and of Knology. The obligation of the lenders to provide debt financing under the Debt Commitment Letter is subject to a number of conditions, including, among others: (a) the absence of an occurrence having a material adverse effect on us; (b) the execution and delivery of appropriate legal loan documentation consistent with the terms and conditions of the Debt Commitment Letter; (c) the Merger shall have been consummated; (d) WOW shall have received the cash equity investment pursuant to the Equity Commitment Letter; (e) subject to certain customary limitations set forth in the Debt Commitment Letter, the execution and delivery of all documentation required to create and perfect a first priority security interest, with respect to certain collateral specified in the Debt Commitment Letter, in favor of the administrative agent for the lenders; (f) the receipt of certain financial information of WOW and Knology; (g) the payment of applicable fees and expenses; (h) the expiration of a period of fifteen business days (subject to customary blackout periods specified in the Debt Commitment Letter) during which certain of the loan facilities may be syndicated; (i) the accuracy of certain specified representations and warranties in the Merger Agreement and in the loan documentation described in the Debt Commitment Letter; and (j) the delivery of certain customary closing documents (including a solvency certificate). The commitment by the lenders to provide debt financing pursuant to the Debt Commitment Letter will expire upon the earliest of (x) the termination of the Merger Agreement in accordance with its terms, (y) the closing of the Merger without the use of such debt financing and (z) October 18, 2012.

Additional Information

We have filed a preliminary proxy statement with the SEC and we will file with the SEC and mail or otherwise provide to our stockholders a definitive proxy statement regarding our proposed acquisition by WOW. We also will be filing other documents with the SEC. Investors and security holders are urged to read the proxy statement and other documents relating to such acquisition when they become available, because they will contain important information. Investors and security holders may obtain a free copy of the preliminary proxy statement, the definitive proxy statement and other documents that we file with the SEC (when available) from the SEC’s website at www.sec.gov and our website at www.knology.com. In addition, the preliminary proxy statement, the definitive proxy statement and other documents filed by us with the SEC (when available) may be obtained from us free of charge by directing a request to Knology, Inc., 1241 O. G. Skinner Drive, West Point, Georgia 31833, Attn: Investor Relations, telephone: (706) 645-8553.

Certain Information Regarding Participants

Knology and our directors and executive officers may be deemed, under SEC rules, to be participants in the solicitation of proxies from our stockholders with respect to our proposed acquisition by WOW. Security holders may obtain information regarding the names, affiliations and interests of such individuals in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 15, 2012, as amended by Amendment No. 1 filed on April 27, 2012 and its definitive proxy statement for the 2011 annual meeting of stockholders, which was filed with the SEC on March 23, 2011. Additional information regarding the interests of such individuals in the proposed acquisition of the Company has been included in the preliminary proxy statement filed with the SEC and will be included in the definitive proxy statement relating to such acquisition when it is filed with the SEC. These documents may be obtained free of charge from the SEC’s website at www.sec.gov and the Company’s website at www.knology.com.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which contains accounting policies including those that may involve a higher degree of judgment and complexity and other disclosures required by accounting principles generally accepted in the United States.

Revenues

Our operating revenues are primarily derived from monthly charges for video, voice and data services and other services to residential and business customers. We provide these services over our network. Our products and services involve different types of charges and in some cases different methods of accounting for recording revenues. Below is a description of our significant sources of revenue:

•

Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view and video-on-demand movies and events such as boxing matches and concerts that involve a charge for each viewing. Video revenues accounted for approximately 45.1% of our consolidated revenues for the three months ended March 31, 2012, compared to 46.5% for the three months ended March 31, 2011.

•

Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service. Voice revenues accounted for approximately 25.8% of our consolidated revenues for both the three months ended March 31, 2012 and for the three months ended March 31, 2011.

•

Data revenues. Our data revenues consist primarily of fixed monthly fees for data service and rental of cable modems. Data revenues accounted for approximately 26.0% of our consolidated revenues for the three months ended March 31, 2012, compared to 24.1% for the three months ended March 31, 2011.

•

Other revenues. Other revenues result principally from broadband carrier services. Other revenues accounted for approximately 3.1% of our consolidated revenues for the three months ended March 31, 2012, compared to 3.6% for the three months ended March 31, 2011.

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

•

In providing local and long-distance telephone services, we compete with the ILEC and various long-distance providers in each of our markets. AT&T, CenturyLink, Qwest and Verizon are the incumbent local phone companies in our markets. They offer both local and long-distance services in our markets and are particularly strong competitors. We also compete with providers of long-distance telephone services, such as AT&T, CenturyLink and Verizon. We expect an increase in the deployment of VoIP services and expect to continue to compete with Vonage Holding Company, cable competitors as they roll out VoIP and other providers.

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

Direct costs of services include:

•

Direct costs of video services. Direct costs of video services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers. Programming costs are our largest single cost, and we expect this trend to continue. Programming costs as a percentage of video revenue were approximately 56.4% for the three months ended March 31, 2012, compared to 50.9% for the three months ended March 31, 2011. We have entered into contracts with various entities to provide programming to be aired on our network. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase as costs per channel increase over time, including retransmission costs we incur with traditional networks. The retransmissions costs for 2012 include increases that approximately doubled the amount being paid in previous periods.

•

Direct costs of voice services. Direct costs of voice services consist primarily of transport cost and network access fees. The direct cost of voice services as a percentage of voice revenues was approximately 17.2% for the three months ended March 31, 2012 compared to 18.1% for the three months ended March 31, 2011

•

Direct costs of data services. Direct costs of data services consist primarily of transport costs and network access fees. The direct cost of data services as a percentage of data revenue was approximately 6.0% for the three months ended March 31, 2012, compared to 6.2% for the three months ended March 31, 2011.

•

Direct costs of other services. Direct costs of other services consist primarily of transport cost and network access fees. The direct cost of other services as a percentage of other revenue was approximately 27.0% for the three months ended March 31, 2012, compared to 39.2% for the three months ended March 31, 2011. The decrease is a result of our decrease in dark fiber sales for the period and the inclusion of data center costs from the E-Solutions acquisition which is a higher margin service.

•

Pole attachment and other network rental expenses. Pole attachment and other network rental expenses consist primarily of pole attachment rents paid to utility companies for space on their utility poles to deliver our various services and network hub rents. Pole attachment and other network rental expenses as a percentage of total revenue was approximately 0.9% for the three months ended March 31, 2012, compared to 1.1% for the three months ended March 31, 2011.

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2011 and 2012.

	Three months ended March 31,
	2011	2012
Operating revenues:
Video	46%	45%
Voice	26	26
Data	24	26
Other	4	3

Total	100	100
Operating expenses:
Direct costs	32	33
Selling, general and administrative	33	34
Depreciation and amortization	18	19

Total	83	86

Operating income	17	14
Interest expense	(8)	(7)
Gain on interest rate swaps	1	1

Total other expense	(7)	(6)

Net income	10	8

Revenues. Operating revenues increased 3.3% from $128.0 million for the three months ended March 31, 2011, to $132.1 million for three months ended March 31, 2012. Operating revenues from video services increased 0.2% from $59.5 million for the three months ended March 31, 2011, to $59.6 million for the same period in 2012. Operating revenues from voice services increased 3.3% from $33.0 million for the three months ended March 31, 2011, to $34.1 million for the same period in 2012. Operating revenues from data services increased 11.5% from $30.9 million for the three months ended March 31, 2011, to $34.4 million for the same period in 2012. Operating revenues from other services decreased 12.4% from $4.6 million for the three months ended March 31, 2011, to $4.0 million for the same period in 2012.

The increased revenues are due primarily to an increase in the number of connections, from 773,090 as of March 31, 2011, to 801,294 as of March 31, 2012, the E-Solutions acquisition and rate increases effective in the first quarter 2011 and first quarter of 2012. The additional connections resulted primarily from:

•	the acquisition of Fort Gordon from CoBridge;

•	continued growth in our bundled customers;

•	continued strong growth in business sales; and

•	continued penetration in our mature markets.

The increased data services revenues are due primarily to the E-Solutions acquisition.

Direct Costs. Direct costs increased 6.1% from $41.4 million for the three months ended March 31, 2011, to $43.9 million for the three months ended March 31, 2012. Direct costs of video services increased 11.1% from $30.3 million for the three months ended March 31, 2011, to $33.7 million for the same period in 2012. Direct costs of voice services decreased 2.2% from $6.0 million for the three months ended March 31, 2011, to $5.8 million for the same period in 2012. Direct costs of data services increased 8.1% from $1.9 million for the three months ended March 31, 2011, to $2.1 million for the same period in 2012 due mainly to the E-Solutions acquisitions and the costs associated with it. Direct costs of other services decreased 39.8% from $1.8 million for the three months ended March 31, 2011, to $1.1 million for the same period in 2012. Pole attachment and other network rental expenses decreased 11.4% from $1.4 million for the three months ended March 31, 2011 to $1.2 million for the same period in 2012. We expect our cost of services to increase as we add more connections.

The increase in direct costs of video services are primarily due to programming costs increases, which have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Further, local commercial television broadcast stations are charging retransmission fees similar to fees charged by other program providers. These retransmission fee rates approximately doubled from the first quarter of 2011 to the same period in 2012. We expect the overall trend of annual increases to continue and we may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our cash flow and gross profit. We expect increases in voice, data and other direct costs of services with the additions of leased facilities used to backhaul our traffic to our switching facilities as connections and data capacity requirements increase. At the same time, we are constantly looking for ways to reduce these expenses with less expensive facilities and better design of the network connectivity as we experienced in data services.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 9.0% from $41.4 million for the three months ended March 31, 2011, to $45.1 million for the three months ended March 31, 2012. The increase in these operating costs was impacted by the Fort Gordon and E-Solutions acquisitions and occurred in sales and marketing, compensation, professional services, installation costs, taxes and licenses, and bad debt expense. These increases were partially offset by decreases in supplies costs. Our non-cash stock compensation expense decreased 6.0% from $1.7 million for the three months ended March 31, 2011 to $1.6 million for the same period in 2012.

Depreciation and amortization. Our depreciation and amortization increased 7.6% from $23.3 million for the three months ended March 31, 2011, to $25.0 million for the three months ended March 31, 2012 primarily due to the Fort Gordon acquisition in 2011 and the E-Solutions acquisition in 2012 as well as the increased spending in our network build.

Interest expense. Interest expense decreased from $10.6 million for the three months ended March 31, 2011, to $9.1 million for the three months ended March 31, 2012. The decrease in interest expense is primarily a result of the decrease in interest rates on our term loans. A gain of $1.0 million was recorded on the value of the interest rate swaps for the three months ended March 31, 2011 compared to $1.3 million for the same period in 2012.

Net income. Net income decreased 16.4% from $12.2 million for the three months ended March 31, 2011 compared to $10.2 million for the three months ended March 31, 2012. We expect net income to continue to increase as our business matures.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had approximately $74.1 million of cash, cash equivalents, restricted cash and certificates of deposit on our balance sheet. Our net working capital on March 31, 2012 and December 31, 2011 was $30.3 million and $40.7 million, respectively.

On October 15, 2010, the Company entered into a Credit Agreement that provided for a $770.0 million secured credit facility with proceeds used to partially fund the $165.0 million Sunflower acquisition purchase price, refinance the company’s existing credit facility, and pay related transaction costs. The Credit Agreement includes a $50.0 million revolving credit facility, a $175.0 million Term Loan A and a $545.0 million Term Loan B. The Term Loan A bore interest at LIBOR plus a margin ranging from 3.5% to 4.25% and had a term of five years with annual amortization of $8.75 million, $8.75 million, $17.5 million and $26.25 million in 2012, 2013, 2014 and 2015, respectively, with the balance due at maturity. The Term Loan B bore interest at LIBOR plus 4%, with a LIBOR floor of 1.5%, and had a term of six years with 1% principal amortization annually with the balance due at maturity. On November 25, 2009, the Company entered into an interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ended April 3, 2012, fixed $362.8 million of the floating rate debt at 1.98% as of March 31, 2012. This interest rate instrument was not designated as a hedge and therefore did not utilize hedge accounting. Changes in the fair value of the swap agreement were recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate was recorded as “Interest expense” on the statement of operations when the interest was incurred.

On February 18, 2011, the Company amended its Credit Agreement and entered into a Amended and Restated Credit Agreement. The interest rate on Term Loan A was repriced to LIBOR plus a margin ranging from 2.5% to 3.25% and the maturity was extended to February 2016. The interest rate on Term Loan B was repriced to LIBOR plus 3%, with a LIBOR floor of 1%, and the maturity was extended to August 2017. In connection with the terms of the repricing, the credit facility was amended to increase the capacity of the incremental basket from $200.0 million to $250.0 million, and the Term Loan A principal was increased $20.0 million with the proceeds to be used to partially fund the future acquisition from CoBridge Broadband, LLC of certain cable and broadband operations in Fort Gordon, Georgia and Troy, Alabama. On February 22, 2011, the Company entered into two interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377.0 million. The first of these two swap agreements, which did not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which does not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

The Amended and Restated Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and secured by a first-priority lien and security interest in substantially all of the Company’s assets and the assets of its subsidiaries. The Amended and Restated Credit Agreement contains customary representations, warranties, various affirmative and negative covenants and customary events of default. As of March 31, 2012, we are in compliance with all of our debt covenants.

We believe there is adequate liquidity from cash on hand, cash provided from operations and funds available under our $50.0 million revolving credit facility to meet our capital spending requirements and to execute our current business plan.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $40.3 million and $32.8 million for the three months ended March 31, 2011 and 2012, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

•	depreciation and amortization;

•	non-cash stock compensation;

•	non-cash bank loan interest expense;

•	non-cash gain on interest rate swaps;

•	provision for bad debt; and

•	loss (gain) on disposition of assets.

Net cash used by our investing activities was $27.2 million and $39.4 million for the three months ended March 31, 2011 and 2012, respectively. Our investing activities for the three months ended March 31, 2011 consisted primarily of $26.0 million of capital expenditures, $1.1 million for an additional investment in TowerCloud, Inc., and $234,000 in payments of MDU signing bonuses offset by $105,000 proceeds from certificates of deposit. Investing activities for the three months ended March 31, 2012 consisted primarily of $27.3 million of capital expenditures, and $13.7 million for the acquisition of E-Solutions, Inc., offset by $1.5 million proceeds from certificates of deposit.

Net cash provided by our financing activities was $14.4 million for the three months ended March 31, 2011 and net cash used by financing activities was $7.6 million for the three months ended March 31, 2012. For the three months ended March 31, 2011, financing activities consisted of $20.0 million of proceeds from long term debt and $562,000 from the exercise of stock options offset by $4.9 million of expenditure related to the modification of the long term debt and $1.2 million in principal payments on debt. Financing activities for the three months ended March 31, 2012, consisted of $9.1 million in principal payments on debt offset by proceeds of $1.5 million from the exercise of stock options.

Capital Expenditures

We spent approximately $27.3 million in capitalized expenditures during the three months ended March 31, 2012, of which $15.8 million related to the purchase and installation of customer premise equipment and enhancements, $5.7 million related to network equipment, billing and information systems and other capital items and $5.8 million related to plant extensions.

We expect to spend approximately $99.0 million in capital expenditures during 2012. We believe we will have sufficient cash on hand and cash from internally generated cash flow to cover our planned operating expenses and capital expenditures and to service our debt during 2012. Our existing indebtedness limits the amount of our capital expenditures on an annual basis.

Recent Accounting Pronouncements

See the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On November 25, 2009, the Company entered into a third interest rate swap contract to mitigate interest rate risk on an initial notional amount of $400.0 million. The swap agreement, which became effective July 3, 2010 and ended April 3, 2012, fixed $362.8 million of the floating rate debt at 1.98% as of March 31, 2012.

The notional amount for the next annual period is summarized below (in thousands):

Start date	End date	Amount
January 3, 2012	April 2, 2012	$362,800

This interest rate instrument is not designated as a hedge and therefore does not utilize hedge accounting. Changes in the fair value of the swap agreement are recorded as “Gain (loss) on interest rate swaps” in the “Other income (expense)” section of the statement of operations and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company recorded a gain on the change in the fair value of the interest rate swaps in the amounts of $1.0 million and $1.3 million for the three months ended March 31, 2011 and 2012, respectively.

On February 22, 2011, the Company entered into two interest rate swap contracts to mitigate interest rate risk on an initial notional amount of a combined $377.0 million. The first of these two swap agreements, which did not become effective until April 2, 2012 and ends July 1, 2016, will fix the scheduled notional amount of the floating rate debt at 3.383%. The second swap agreement, which did not become effective until April 2, 2012 and ends January 1, 2015, will fix the scheduled notional amount of the floating rate debt at 2.705%.

Unlike the other interest rate swap, these two interest rate instruments entered in 2011 are designated as hedges under the appropriate FASB guidance. The Company is committed to place the term debt on 3-month LIBOR prior to the effective date of the interest rate swaps and to remain on the 3-month LIBOR rate throughout the term of the interest rate swaps. As a result, the LIBOR rates on the term loans (3-month LIBOR) will match the LIBOR rate on the interest rate swaps (3-month LIBOR), and the Company will remain eligible for hedge accounting related to these swap agreements. Changes in the fair value of these swaps are recorded as “Accumulated other comprehensive loss” in the equity section of the balance sheet and the swap in variable to fixed interest rate is recorded as “Interest expense” on the statement of operations when the interest is incurred. The Company assesses for ineffectiveness on its derivative instruments on a quarterly basis, and there was no ineffectiveness as of March 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There are risks and uncertainties associated with the proposed merger with WOW.

On April 18, 2012, we entered into a an agreement and plan of merger, which we refer to as the merger agreement, providing for the acquisition of Knology by WideOpen West Finance, LLC (“WOW”), a controlled affiliate of Avista Capital Partners, L.P. Pursuant to the merger agreement, we will become a wholly owned subsidiary of WOW. There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the merger agreement, WOW’s failure to obtain the necessary equity and debt financing contemplated by the commitment letters received in connection with the merger or the failure of that financing to be sufficient to complete the merger and the transactions contemplated thereby. In addition, there can be no assurance that approval of our stockholders and requisite regulatory approvals will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Pending the closing of the merger, the merger agreement also restricts us from engaging in certain actions without WOW’s consent. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger with WOW.

The proposed merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition, results of operations and cash flows. For example:

•	customers and vendors may experience uncertainty about our future and seek alternative business relationships with third parties or seek to alter their business relationships with us;

•	our employees may experience uncertainty about their future roles at our company, which might adversely affect our ability to retain and hire key managers and other employees; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Default Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Quarterly Report Form 10-Q for the period ended June 30, 2004).

3.2	Certificate of Designations of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series X Junior Participating Preferred Stock of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report on Form 8-K filed July 29, 2005).

3.3	Amended and Restated Bylaws of Knology, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology, Inc.’s Current Report Form 8-K filed August 4, 2011).

10.1	Form of Indemnification Agreement entered into by Knology, Inc. with each of Rodger L. Johnson, Alan A. Burgess, Donald W. Burton, O. Gene Gabbard, Campbell B. Lanier III, William H. Scott III, M. Todd Holt, Robert K. Mills, Bret T. McCants and Chad S. Wachter (incorporated herein by reference to Exhibit 10.1 to Knology, Inc.’s Current Report on Form 8-K filed on February 21, 2012 (File No. 000-32647)).

10.2	Knology, Inc. Key Employee Change in Control Transition Compensation Plan.

31.1	Certification of Chief Executive Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

31.2	Certification of Chief Financial Officer of Knology, Inc. pursuant to Securities Exchange Act Rules 13a-14.

32.1	Statement of the Chief Executive Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Statement of the Chief Financial Officer of Knology, Inc. pursuant to 18 U.S.C. § 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOLOGY, INC.

May 10, 2012	By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson
Chairman and Chief Executive Officer

May 10, 2012	By:	/s/ ROBERT K. MILLS
Robert K. Mills
Chief Financial Officer